Form 10-Q
period 1997-06-30
NORAM ENERGY CORP/
filed 1997-08-14
CIK 1042773

Page 1 of 39

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 1997


                         Commission File Number 1-13265


                               NorAm Energy Corp.*
                           (Formerly, HI Merger, Inc.)
             (Exact name of registrant as specified in its charter)



                  DELAWARE                           76-0511406
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)          Identification Number)


                                 1111 Louisiana
                              Houston, Texas 77002
                    (Address of principal executive offices)


                                 (713) 207-3000
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No


              Outstanding Common Stock (Post-Merger) - 1000 Shares

                        Exhibit Index Appears on Page 38



* On August 6, 1997, NorAm Energy Corp. merged with and into HI Merger, Inc., a subsidiary of Houston Industries Incorporated. HI Merger, Inc. was renamed NorAm Energy Corp. effective upon consummation of the merger.

                                      INDEX

                                                                           Page

Part I.  Financial Information                                              3

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - June 30, 1997 and 1996
                    and December 31, 1996                                   4

                  Consolidated Statement of Income - Three Months Ended
                    June 30, 1997 and 1996 and Six Months Ended
                    June 30, 1997 and 1996                                  6

                  Statement of Consolidated Cash Flows - Six Months Ended
                    June 30, 1997 and 1996                                  7

                  Notes to Consolidated Financial Statements                8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      14

Part II. Other Information

         Item 1.  Legal Proceedings                                        37

         Item 6.  Exhibits and Reports on Form 8-K                         38

Signature                                                                  39

                          Part I. Financial Information

Item 1.  Financial Statements

         The consolidated financial statements of NorAm Energy Corp. and Subsidiaries ("NorAm" or "the Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and accompanying notes be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996, from which the accompanying balance sheet information for December 31, 1996 was derived.

         On August 6, 1997, the Company became a wholly-owned subsidiary of Houston Industries Incorporated, see Note B of Notes to Consolidated Financial Statements following.


                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)

ASSETS                                                      June 30             December 31              June 30
------
                                                              1997                   1996                   1996
                                                        ------------------    -------------------    -------------------
Property, Plant and Equipment
  Natural Gas Distribution                                    $ 2,203,621            $ 2,158,013            $ 2,102,130
  Interstate Pipelines                                          1,683,190              1,685,959              1,678,651
  Energy Marketing and Gathering                                  262,519                252,509                232,713
  Other                                                            24,097                 20,150                 18,825
                                                        ------------------    -------------------    -------------------
                                                                4,173,427              4,116,631              4,032,319
  Less:  Accumulated depreciation and amortization              1,731,486              1,675,576              1,626,415
                                                        ------------------    -------------------    -------------------
                                                                2,441,941              2,441,055              2,405,904


Investments and Other Assets
  Goodwill, net                                                   459,845                466,938                474,032
  Prepaid pension asset                                            50,623                 45,390                 48,916
  Investment in Itron, Inc.                                        38,878                 26,670                 42,635
  Regulatory asset for environmental costs                         33,448                 39,152                 42,408
  Gas purchased in advance of delivery                             31,055                 34,895                 34,040
  Other                                                            33,953                 32,200                 16,742
                                                        ------------------    -------------------    -------------------
                                                                  647,802                645,245                658,773


Current Assets
  Cash and cash equivalents                                        11,405                 27,981                 21,600
  Accounts and notes receivable, principally
    customer (Note F)                                             589,127                696,982                336,714
  Deferred income taxes                                            24,136                 10,495                 12,628
  Inventories
    Gas in underground storage                                     55,153                 70,651                 48,364
    Materials and supplies                                         31,539                 30,595                 31,407
    Other                                                             804                    631                    393
  Deferred gas cost                                                 2,680                    231                (1,710)
  Gas purchased in advance of delivery                              6,200                  6,200                  6,200
  Other current assets                                             13,895                 14,561                 14,840
                                                        ------------------    -------------------    -------------------
                                                                  734,939                858,327                470,436


Deferred Charges                                                   56,816                 72,850                 61,214
                                                        ------------------    -------------------    -------------------


TOTAL ASSETS                                                  $ 3,881,498            $ 4,017,477            $ 3,596,327
                                                        ==================    ===================    ===================

     The Notes to Consolidated Financial Statements are an integral part of this statement.


                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                June 30             December 31            June 30
------------------------------------
                                                                      1997                 1996                  1996
                                                               -------------------   ------------------    -----------------
Stockholders' Equity
  Common stock                                                        $    86,447         $     86,193         $     85,590
  Paid-in capital                                                       1,004,889            1,001,053              991,637
  Accumulated deficit                                                   (236,635)            (286,703)            (299,503)
  Unrealized gain on investment, net of tax                                 7,797                    5               10,171
                                                               -------------------   ------------------    -----------------
    Total Stockholders' Equity                                            862,498              800,548              787,895

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Subsidiary
  Trust Holding Solely $177.8 Million Principal
  Amount of 6.25% Convertible Subordinated
  Debentures Due 2026 of NorAm Energy Corp. (Note I)                      164,428              167,768              167,762

Long-Term Debt, Less Current Maturities                                 1,169,469            1,054,221            1,106,969

Current Liabilities
  Current maturities of long-term debt                                     81,000              277,000              280,250
  Notes payable to banks                                                   72,000              115,000            -
  Receivables facility (Note F)                                           270,000            -                    -
  Accounts payable, principally trade                                     458,155              762,164              421,652
  Income taxes payable                                                     18,303               11,684               20,810
  Interest payable                                                         30,107               31,928               34,188
  General taxes                                                            36,617               51,082               35,237
  Customers' deposits                                                      35,019               35,711               34,472
  Other current liabilities                                                79,401              113,628              103,800
                                                               -------------------   ------------------    -----------------
                                                                        1,080,602            1,398,197              930,409

Other Liabilities and Deferred Credits
  Accumulated deferred income taxes                                       355,621              320,506              313,296
  Estimated environmental remediation costs                                33,448               39,152               42,408
  Payable under capacity lease agreement                                   41,000               41,000               41,000
  Supplemental retirement and deferred compensation                        40,036               39,640               40,555
  Estimated obligations under indemnification
    provisions of sales agreements                                         13,327               29,098               31,823
  Refundable excess deferred income taxes                                  17,369               17,946               19,642
  Other                                                                   103,700              109,401              114,568
                                                               -------------------   ------------------    -----------------
                                                                          604,501              596,743              603,292


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,881,498          $ 4,017,477          $ 3,596,327
                                                               ===================   ==================    =================

     The Notes to Consolidated Financial Statements are an integral part of this statement.


                       NorAm Energy Corp. and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
               (in thousands of dollars except per share amounts)
                                   (unaudited)


                                                                  Three Months                         Six Months
                                                                  Ended June 30                       Ended June 30
                                                         --------------------------------    --------------------------------
                                                              1997             1996               1997             1996
                                                         ---------------  ---------------    ---------------- ---------------

Operating Revenues                                          $ 1,015,998       $  891,325         $ 2,940,180     $ 2,308,988

Operating Expenses
  Cost of natural gas purchased, net                            787,046          684,997           2,366,224       1,712,539
  Operating, maintenance, cost of sales & other                 127,311          102,791             254,951         253,640
  Depreciation and amortization                                  36,457           35,862              72,445          71,572
  Taxes other than income taxes                                  28,568           28,002              64,723          62,638
  Early retirement and severance (Note D)                      -                -                   -                 22,344
                                                         ---------------  ---------------    ---------------- ---------------
                                                                979,382          851,652           2,758,343       2,122,733

Operating Income                                                 36,616           39,673             181,837         186,255

Other (Income) and Deductions
  Interest expense, net (Note F)                                 32,523           34,537              67,995          70,707
  Dividend requirement on preferred securities
    of subsidiary trust                                           2,709              425               5,414             425
  Other, net (Note D)                                               214            2,326             (6,095)           5,753
                                                         ---------------  ---------------    ---------------- ---------------
                                                                 35,446           37,288              67,314          76,885

Income Before Income Taxes                                        1,170            2,385             114,523         109,370

Provision for Income Taxes                                          468               50              45,411          45,838
                                                         ---------------  ---------------    ---------------- ---------------

Income Before Extraordinary Item                                    702            2,335              69,112          63,532

Extraordinary gain (loss) on early
   retirement of debt, less taxes                              -                 (4,455)                 237         (4,733)
                                                         ---------------  ---------------    ---------------- ---------------
Net Income (Loss)                                                   702          (2,120)              69,349          58,799
  Preferred dividend requirement                               -                   1,647            -                  3,597
                                                         ---------------  ---------------    ---------------- ---------------

Earnings Available to Common Stock                        $         702     $    (3,767)        $     69,349   $      55,202
                                                         ===============  ===============    ================ ===============

Per Share Data:
  Primary:
    Before extraordinary item                                 $    0.01      $    0.01            $    0.50      $    0.48
    Extraordinary item, less taxes                                    -          (0.04)                0.00          (0.04)
                                                         ---------------  ---------------    ---------------- ---------------

       Earnings per Common Share                              $    0.01      $   (0.03)           $    0.50      $    0.44
                                                         ===============  ===============    ================ ===============
  Fully Diluted:
    Before extraordinary item                                 $    0.01      $    0.01            $    0.48      $    0.47
    Extraordinary item, less taxes                                    -          (0.04)                0.00          (0.04)
                                                         ---------------  ---------------    ---------------- ---------------
       Earnings per Common Share                              $    0.01      $   (0.03)           $    0.48      $    0.43
                                                         ===============  ===============    ================ ===============

Average Common Shares
  Outstanding (in thousands)
    Primary                                                     138,253          127,006             138,105         125,995
    Fully diluted                                               152,480          129,195             152,332         127,090
Cash Dividends per Common Share                                $   0.07         $   0.07            $   0.14        $   0.14

     The Notes to Consolidated Financial Statements are an integral part of this statement.


                                              NorAm Energy Corp. and Subsidiaries
                                             STATEMENT OF CONSOLIDATED CASH FLOWS
                                        Increase(Decrease) in Cash and Cash Equivalents
                                                   (in thousands of dollars)
                                                          (unaudited)
                                                                                      Six Months
                                                                                     Ended June 30
                                                                          ------------------------------------
                                                                               1997                1996
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  69,349           $  58,799
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization                                                72,445              71,572
      Early retirement and severance, less cash costs (Note D)                   -                     12,941
      Deferred income taxes                                                        16,972              13,653
      Extraordinary (gain) loss, less taxes                                         (237)               4,733
      Other                                                                         1,616               1,762
  Changes in certain assets and liabilities, net of noncash transactions:
      Accounts and notes receivable, principally customer (Note F)                342,855              19,065
      Inventories                                                                  14,381               6,818
      Deferred gas costs                                                          (2,449)              14,729
      Other current assets                                                            666              10,656
      Accounts payable, principally trade                                       (268,658)            (58,419)
      Income taxes payable                                                          6,619              15,473
      Interest payable                                                            (1,821)             (4,542)
      General taxes                                                              (14,465)            (13,083)
      Customers' deposits                                                           (692)             (1,179)
      Other current liabilities                                                  (34,227)                 655
      Recoveries under gas contract disputes                                        5,200               8,000
                                                                          ----------------    ----------------
        Net cash provided by operating activities                                 207,554             161,633
                                                                          ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (67,400)            (62,100)
  Other, net                                                                     (31,245)               2,021
                                                                          ----------------    ----------------
        Net cash used in investing activities                                    (98,645)            (60,079)
                                                                          ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term debt                              (230,515)           (341,188)
  Issuance of bank term loan, due 1998 (Note G)                                   150,000            -
  Public issuance of common stock                                                -                    108,963
  Public issuance of convertible preferred securities
    of subsidiary trust                                                          -                    167,756
  Other interim debt repayments                                                  (43,000)            (10,000)
  Increase in receivables facility (Note F)                                        35,000            -
  Issuance of common stock under Direct Stock Purchase Plan                      -                      5,246
  Common and preferred stock dividends (Notes B and E)                           (19,281)            (21,361)
  Decrease in overdrafts                                                         (17,689)             (2,681)
                                                                          ----------------    ----------------
        Net cash used in financing activities                                   (125,485)            (93,265)
                                                                          ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                             (16,576)               8,289
      Cash and cash equivalents - beginning of period                              27,981              13,311
                                                                          ----------------    ----------------

      Cash and cash equivalents - end of period                                 $  11,405           $  21,600
                                                                          ================    ================

                  For supplemental cash flow information, see Note C.


     The Notes to Consolidated Financial Statements are an integral part of this statement.

================================================================================
                       NorAm Energy Corp. and Subsidiaries
================================================================================
                   Notes to Consolidated Financial Statements
                                   (unaudited)


A. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals, except as explicitly described herein) necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying consolidated financial statements. Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results that will be achieved in an entire year. The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. In the accompanying consolidated financial statements, certain prior period amounts have been reclassified to conform to the current presentation.

B. On August 6, 1997 ("the Effective Time"), pursuant to an Agreement and Plan of Merger dated August 11, 1996 ("the Merger Agreement"), the Company merged with and into a wholly-owned subsidiary of Houston Industries Incorporated ("HI"), thereby becoming a wholly-owned subsidiary of HI ("the Merger"). In accordance with the terms of the Merger Agreement, each share of the Company's common stock outstanding immediately prior to the Effective Time was converted, upon consummation of the Merger, into the right to receive (i) 0.74963 shares of the common stock, without par value, of HI (including associated stock preference rights, "Houston Common Stock") ("Stock Consideration") or (ii) cash consideration of $16.3051, representing cash consideration of $16.00 plus simple interest of two percent per quarter from May 11, 1997 to August 6, 1997 ("Cash Consideration"). Under the terms of the Merger Agreement, the exchange ratio for the Stock Consideration was based on (i) $16.00 per share without interest and (ii) the average daily closing price on the New York Stock
          Exchange of $21.3438 for the Houston Common Stock during the 20 consecutive trading days commencing on July 1, 1997. The Merger Agreement also provides that each holder of an unexpired employee stock option to purchase the NorAm Common Stock, together with any tandem stock appreciation rights, outstanding at the Effective Time was entitled to elect, upon consummation of the Merger, to have either
          (i) all or any portion of his or her NorAm stock options canceled in exchange for cash or (ii) all or any portion of such options assumed by HI at a conversion rate specified in the Merger Agreement.

         After the Merger, the Company's existing debentures and convertible securities will remain outstanding as the securities of NorAm, a wholly-owned subsidiary of HI (and will not be assumed by HI except with respect to conversion into Houston Common Stock as described below), and the Company will continue to be a reporting company under the Securities Exchange Act of 1934. In particular, the Company's 6% Convertible Subordinated Debentures due 2012 ("the Convertible Debentures") will remain outstanding as debt securities of the Company. The 6 1/4% Convertible Trust Originated Preferred Securities issued by NorAm Financing I ("the Trust Securities" and, together with the Convertible Debentures, "the Convertible Securities") will also remain outstanding. A significant proportion of the Trust Securities have been converted subsequent to announcement of the closing date of the Merger, see Note I.

         After the Merger, the Convertible Securities will be convertible into (in lieu of NorAm Common Stock) the amount of Stock Consideration and Cash Consideration that the holder of such security would have had the right to receive (i) if such Convertible Securities had been converted into NorAm Common Stock immediately prior to the Merger and (ii) if, following conversion, the holder had received Stock Consideration with respect to 50% of his or her shares of NorAm Common Stock and Cash Consideration with respect to the remaining 50% of such holder's shares of NorAm Common Stock.

         Effective with the consummation of the Merger, all then-existing shares of the NorAm Common Stock were canceled and no further dividends will be paid. However, former NorAm common stockholders who received Houston Common Stock in the Merger and continue to hold such stock on August 15 will be entitled to receive a regular quarterly dividend of $0.375 per share of Houston Common Stock payable on September 10, 1997.

C. In the accompanying consolidated financial statements, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information:

                                                                         Six Months
                                                                       Ended June 30
                                                              ---------------------------------
                                                                  1997               1996
                                                              --------------    ---------------
                                                                   (millions of dollars)
         Cash interest payments, net of capitalized interest    $  67.1           $  75.3
         Net income tax payments                                $  20.9           $  14.9

         A  significant  proportion  of  the  Company's  Trust  Securities  have
         recently   been   converted   to  NorAm  Common  Stock  in  a  non-cash
         transaction, see Note I.

D. Following are components of and information concerning certain line items included in the accompanying consolidated financial statements:

         Operating Revenues and Cost of Natural Gas Purchased, Net
         ---------------------------------------------------------
         The significant increases in "Operating Revenues" and "Cost of natural gas purchased, net" in the accompanying Consolidated Statement of Income from the second quarter and first six months of 1996 to the second quarter and first six months of 1997 are principally due to the increased level of the Company's energy marketing activities, see "Wholesale Energy Marketing" and "Retail Energy Marketing" under "Material Changes in the Results of Continuing Operations" included with "Management Analysis" in the Company's 1996 Report on Form 10-K and "Energy Marketing and Gathering" under "Material Changes in the Results of Operations" included with "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

         Early Retirement and Severance
         ------------------------------
         During the first quarter of 1996, the Company instituted a reorganization plan affecting its NorAm Gas Transmission Company
         ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996,
         (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.10 per share after tax), which pre-tax amount is reported in the accompanying Consolidated Statement of Income as "Early retirement and severance".

         Other, Net
         ----------
         "Other, net" as presented in the accompanying Consolidated Statement of Income for the six months ended June 30, 1997 includes the impact of the close-out of certain interest rate swaps (see Note H), and the comparison of "Other, net" between periods is affected by the adoption of a new accounting standard (see Note F).

         Provision for Income Taxes
         --------------------------
          "Provision  for  Income  Taxes"  in  the   accompanying   Consolidated
          Statement of Income includes the following:

                                            Three Months                          Six Months
                                           Ended June 30                        Ended June 30
                                   -------------------------------      -------------------------------
                                       1997             1996                1997              1996
                                   -------------    --------------      -------------     -------------
                                                    (millions of dollars)
         Federal
           Current                    $  (8.3)         $  (4.7)            $  26.5           $  28.6
           Deferred                       8.7              6.4                15.6              10.8
           Investment tax credit         (0.1)            (0.2)               (0.3)             (0.3)
         State
           Current                       (0.7)            (2.2)                2.2               3.9
           Deferred                       0.9              0.7                 1.4               2.8
                                   =============    ==============      =============     =============
                                      $   0.5          $   0.0             $  45.4           $  45.8
                                   =============    ==============      =============     =============

         Extraordinary Gain(Loss) on Early Retirement of Debt, Less Taxes
         ----------------------------------------------------------------
         Represents the gain or loss resulting from the retirement of debt in advance of its maturity (see "Retirements and Reacquisitions of Long-Term Debt" following) and is net of tax expense of $0.15 million for the six months ended June 30, 1997 and tax benefit of $2.9 million and $3.0 million for the three months and six months ended June 30, 1996, respectively.

         Investments and Other Assets
         ----------------------------
         At August 8, 1997, the market value of the Company's investment in Itron, Inc. common stock had declined to $33.7 million and its unrealized gain to $4.5 million (net of tax of $2.6 million). As discussed in the Company's 1996 Report on Form 10-K, the market for this security has limited liquidity.

         Inventories
         -----------
          The decrease in "Gas in underground storage" from December 31, 1996 to June 30, 1997 is principally a normal seasonal fluctuation.

         Retirements and Reacquisitions of Long-Term Debt
         ------------------------------------------------

                                                                                   Six Months
                                                                                  Ended June 30
                                                                         -------------------------------
                                                                             1997              1996
                                                                         --------------    -------------
                                                                             (millions of dollars)
            Reacquisition of 6% Debentures Due 2012                       $     5.7               -
            Retirement, at maturity, of 9.875% Series Due 1997                225.0               -
            Reacquisition of 9.875% Series Due 2018                             -           $     7.4
            Retirement, at maturity, of Medium-Term Notes,
              weighted average interest rate of 9.27%                           -                70.0
            Retirement of Bank Term Loan Due 2000                               -               150.0
            Retirement, prior to maturity, of 9.875% Series Due 2018            -               109.1
            Net loss (gain) on reacquisition of debt, less taxes               (0.2)              4.7
                                                                         --------------    -------------
                                                                           $  230.5          $  341.2
                                                                         ==============    =============

E.        Primary  earnings  per share is computed  using the  weighted  average number of shares of the Company's Common Stock ("Common Stock") actually outstanding during each period presented. Outstanding options for purchase of Common Stock, the Company's only "common stock equivalent" as that term is defined in the currently applicable authoritative accounting literature, have been excluded due to either
          (1) the fact that the options would have been anti-dilutive if exercised or (2) the immaterial impact which would result from the exercise of those options which are currently exercisable and would be dilutive if exercised. These options have been either (1) surrendered for cash or (2) exchanged for HI options as a result of the merger with HI, see Note B. Fully diluted earnings per share, in addition to the actual weighted average common shares outstanding, assumes the conversion, beginning with its issuance date of June 17, 1996, of the 3,450,000 shares of the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures Due 2026 of NorAm Energy Corp. ("the Trust Preferred") at a conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred (resulting in the assumed issuance of a total of 14,226,765 shares of Common Stock), and reflects the increase in earnings from the cessation of the dividends on the Trust Preferred (net of the related tax benefit) which would result from such assumed conversion. For the three months and six months ended June 30, 1997 this assumed earnings increase was approximately $1.6 million and $3.2 million, net of related tax benefit of approximately $1.1 million and $2.2 million, respectively. The assumed earnings increase was not material for the three months or six months ended June 30, 1996. A significant proportion of the Trust Preferred has recently been converted and the future conversion of such securities has been affected by the merger with HI, see Notes B and I. The Company's 6% Convertible Subordinated Debentures due 2012 (the future conversion of which has been affected by the merger with HI, see Note B) and the Company's $3.00 Series A Preferred Stock (prior to its June 1996 exchange), due to their exchange rates, are anti-dilutive and are therefore excluded from all earnings per share calculations. During the periods in which the Company's $3.00 Convertible Exchangeable Preferred Stock, Series A was outstanding, earnings per share from continuing operations is calculated after reduction for the preferred stock dividend requirement associated with such security. As discussed in the Company's 1996 Report on Form 10-K, earnings per share calculations would be affected by Statement of Financial Accounting Standards No. 128, "Earnings per Share" which is required to be implemented for fiscal years ending after December 15, 1997, although the Company expects that it will no longer present earnings per share data as a result of its merger with Houston Industries, see Note B.

F. As further discussed in the Company's 1996 Report on Form 10-K, under an August 1996 agreement ("the Receivables Facility"), the Company transfers (to a third party) an undivided interest in a pool of accounts receivable, limited to a maximum of $300 million, with limited recourse and subject to a floating interest rate provision. The total interest in the Company's receivables transferred pursuant to the Receivables Facility but not yet collected was approximately $270.0 million, $235.0 million and $138.1 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. "Interest expense, net" for the three months and six months ended June 30, 1997 includes approximately $3.9 million and $6.9 million, respectively, of costs associated with the Receivables Facility. Corresponding amounts included in "Other, net" for the three months and six months ended June 30, 1996 were $1.8 million and $4.8 million, respectively. At June 30, 1997, approximately $39.9 million of the Company's receivables were collateral for amounts received pursuant to the Receivables Facility and, at July 31, 1997, an interest in $276.0 million of the Company's receivables had been transferred.

         As further described in the Company's 1996 Report of Form 10-K, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective as of January 1, 1997 (SFAS 125 does not allow retroactive application). Therefore, for periods prior to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows From Operating Activities" in the Company's Statement of Consolidated Cash Flows, (2) receivables transferred pursuant to the Receivables Facility are deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet and (3) the costs associated with utilization of the Receivables Facility are reported as "Loss on sale of accounts receivable", a component of "Other, net", included under "Other (Income) and Deductions" in the Company's Statement of
         Consolidated Income. Subsequent to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows from Financing Activities" in the Company's Statement of Consolidated Cash Flows, (2) amounts received pursuant to the
         Receivables Facility are not deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet but, rather, such amounts are reported as a current liability, and (3) the costs associated with utilization of the Receivables Facility are included with "Interest expense, net" in the Company's Statement of Consolidated Income.

         Therefore, due to the different balance sheet classification of amounts transferred pursuant to the Receivables Facility as described preceding, the cash flow impacts reported as "Accounts and notes receivable, principally customer" and "Decrease in receivables facility" in the Company's Statement of Consolidated Cash Flows for the six months ended June 30, 1997 are not equal to the changes in the associated balance sheet captions from December 31, 1996 to June 30, 1997. Instead, such impacts have been calculated as if the change in balance sheet classification had been in effect at the beginning of the period, resulting in cash flow impacts which are not affected by the change in classification.

G. On May 15, 1997, the Company obtained an unsecured, 18-month bank term loan ("the Term Loan") in the amount of $150.0 million. The Term Loan carries a floating interest rate based on three-month LIBOR (approximately 6.78% at inception and subject to adjustment based on the Company's credit rating) and allows prepayment without penalty. Proceeds from the Term Loan were utilized in conjunction with a refinancing associated with the Company's retirement of its 9.875% Notes Due 1997, see Note D.

H. As discussed in the Company's 1996 Report on Form 10-K, in March 1997, the Company closed out the $200.0 million of interest rate swaps which had been serving as hedges of the anticipated debt refinancing associated with the April 1997 maturity of the $225.0 million of the Company's 9.875% Notes Due 1997, receiving cash proceeds of approximately $8.7 million. As discussed in the Company's 1996 Report on Form 10-K, based on the Company's utilization of a smaller, shorter-term refinancing vehicle (see Note G), approximately $1.0 million of such proceeds is serving to reduce the effective interest rate on the debt issued, and the balance was credited to earnings in March 1997, reported as a component of "Other, net" in the accompanying Statement of Consolidated Income.

I. After the July 31, 1997 announcement of the closing date of the Merger, a significant proportion of the holders of the Trust Securities elected to exercise their right to convert such securities into shares of NorAm Common Stock, resulting in the issuance of approximately 11.4 million incremental NorAm common shares. As of August 5, 1997, 611,385 shares of the Trust Securities remained outstanding, representing approximately $30.6 million of liquidation value.

J. In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company expects to adopt the provisions of SFAS 130 in fiscal 1998.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt the provisions of SFAS 131 in fiscal 1998.

K. As more fully described in the Company's 1996 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

         In addition, the Company has identified sites with possible mercury contamination based on the type of facilities located on these sites. The Company has not confirmed the existence of contamination at these sites, nor has any federal, state or local governmental agency imposed on the Company an obligation to investigate or remediate existing or potential mercury contamination. To the extent that any compliance costs are ultimately identified and quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

         On June 18, 1997, the Mississippi Department of Environmental Quality advised the Company that the Company, through its Entex Distribution Division, had been identified as a potentially responsible party at a former manufactured gas plant site in Biloxi, Mississippi, see Note L.

         On October 24, 1994, the United States Environmental Protection Agency advised MRT that it had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note L.

         On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that it had been named a potentially responsible party under state law with respect to a hazardous substance site in Shreveport, Louisiana, see Note L.

         While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

L. On June 18, 1997, the Mississippi Department of Environmental Quality advised the Company that the Company, through its Entex Distribution Division, had been identified as a potentially responsible party at a former manufactured gas plant site in Biloxi, Mississippi. Considering the information currently known about the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and HI to enjoin the merger between the Company and HI (see Note B) or to rescind such merger and/or to recover damages in the event that the HI merger transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, the Company's Board of Directors breached its fiduciary duties and that HI aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

         On October 24, 1994, the United States Environmental Protection Agency advised MRT, a wholly-owned subsidiary of the Company, that MRT, together with a number of other companies, had been named under federal law as a potentially responsible party for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of these matters will not be material.

================================================================================

================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes sales of electricity, non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The reader is directed to the Company's 1996 Report on Form 10-K for additional information concerning the Company's various business activities and a discussion of the Company's significant accounting policies. Effective August 6, 1997, the Company became a wholly-owned subsidiary of Houston Industries Incorporated, see "Merger with Houston Industries Incorporated" under "Recent Developments" following.

                               Recent Developments

Merger With Houston Industries Incorporated
-------------------------------------------

         On August 6, 1997 ("the Effective Time"), pursuant to an Agreement and Plan of Merger dated August 11, 1996 ("the Merger Agreement"), the Company merged with and into a wholly-owned subsidiary of Houston Industries
Incorporated ("HI"), thereby becoming a wholly-owned subsidiary of HI ("the Merger"). In accordance with the terms of the Merger Agreement, each share of the Company's common stock outstanding immediately prior to the Effective Time was converted, upon consummation of the Merger, into the right to receive (i)
0.74963  shares  of the  common  stock,  without  par  value,  of HI  (including associated stock preference rights, "Houston Common Stock") ("Stock Consideration") or (ii) cash consideration of $16.3051, representing cash consideration of $16.00 plus simple interest of two percent per quarter from May 11, 1997 to August 6, 1997 ("Cash Consideration"). Under the terms of the Merger Agreement, the exchange ratio for the Stock Consideration was based on (i) $16.00 per share without interest and (ii) the average daily closing price on the New York Stock Exchange of $21.3438 for the Houston Common Stock during the 20 consecutive trading days commencing on July 1, 1997. The Merger Agreement also provides that each holder of an unexpired employee stock option to purchase the NorAm Common Stock, together with any tandem stock appreciation rights, outstanding at the Effective Time was entitled to elect, upon consummation of the Merger, to have either (i) all or any portion of his or her NorAm stock options canceled in exchange for cash or (ii) all or any portion of such options assumed by HI at a conversion rate specified in the Merger Agreement.

         After the Merger, the Company's existing debentures and convertible securities will remain outstanding as the securities of NorAm, a wholly-owned subsidiary of HI (and will not be assumed by HI except with respect to conversion into Houston Common Stock as described below), and the Company will continue to be a reporting company under the Securities Exchange Act of 1934. In particular, the Company's 6% Convertible Subordinated Debentures due 2012 ("the Convertible Debentures") will remain outstanding as debt securities of the Company. The 6 1/4% Convertible Trust Originated Preferred Securities issued by NorAm Financing I ("the Trust Securities" and, together with the Convertible Debentures, "the Convertible Securities") will also remain outstanding. A significant proportion of the Trust Securities have been converted subsequent to announcement of the closing date of the merger, see "Long-Term Financing" under "Net Cash Flows from Financing Activities" elsewhere herein.

         After the Merger, the Convertible Securities will be convertible into (in lieu of NorAm Common Stock) the amount of Stock Consideration and Cash Consideration that the holder of such security would have had the right to receive (i) if such Convertible Securities had been converted into NorAm Common Stock immediately prior to the Merger and (ii) if, following conversion, the holder had received Stock Consideration with respect to 50% of his or her shares of NorAm Common Stock and Cash Consideration with respect to the remaining 50% of such holder's shares of NorAm Common Stock.

         Effective with the consummation of the Merger, all then-existing shares of the NorAm Common Stock were canceled and no further dividends will be paid. However, former NorAm common stockholders who received Houston Common Stock in the Merger and continue to hold such stock on August 15 will be entitled to receive a regular quarterly dividend of $0.375 per share of Houston Common Stock payable on September 10, 1997.

Regulatory Proceedings
----------------------

         There  have  been  recent   developments  with  respect  to  regulatory
proceedings, see "Regulatory Matters" following.

Dividend Declaration
--------------------

         On July 9, 1997, the Company's Board of Directors declared a dividend of $0.07 per share on common stock, payable September 15, 1997 to owners of record on August 15, 1997. As a result of the merger with HI, this dividend will not be paid, see "Merger with Houston Industries" preceding.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company expects to adopt the provisions of SFAS 130 in fiscal 1998.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for periods beginning after December 15, 1997. SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt the provisions of SFAS 131 in fiscal 1998.

                               Regulatory Matters

         In August 1995, Minnegasco filed a rate case requesting an annual increase of $24.3 million. In December 1996, the Minnesota Public Utilities Commission ("the MPUC") granted Minnegasco an annual rate increase of $13.3 million compared to the $17.8 million that had been put into effect in October 1995 as an interim rate increase, subject to refund. Consistent with the Minnesota Supreme Court's decision in June 1996, the MPUC decided that Minnegasco's unregulated appliance sales and service operations were not required to pay a fee for goodwill associated with its usage of the Minnegasco name, even though the MPUC had imputed revenues associated with such goodwill in Minnegasco's 1993 rate case. The MPUC did not, however, allow Minnegasco to recover certain gas leak costs in rates. The MPUC interim rate order was stayed pending appeal of the 1995 rate case gas leak cost issue.

         On July 3, 1997, the Minnesota Supreme Court ruled that Minnegasco was entitled to recover an amount equal to the goodwill revenues imputed as a result of the 1993 rate case. On July 29, 1997, the Minnesota Court of Appeals ruled that, in Minnegasco's 1995 rate case, the MPUC must give effect to the Minnesota Supreme Court's decision that the cost of gas leak checks be included in rates. The Court of Appeals remanded the case to the MPUC for further proceedings in accordance with its decision. Minnegasco anticipates filing a motion in early August to reaffirm the 1995 rate case settlement, increased by an amount equal to the annual costs of performing gas leak checks. Minnegasco will ask the MPUC to reduce the 1995 interim rate refund for the gas leak costs from October 1995 through the date of the final Commission Order, as well as the imputed goodwill revenues from the 1993 rate case.

         In April 1996, Mississippi River Transmission Corporation ("MRT") filed a Federal Energy Regulatory Commission ("the FERC") Section 4 rate case (Docket No. RP96-199) pursuant to the settlement entered into in MRT's last rate case (Docket No. RP93-4). MRT's proposed tariff rates would increase revenues derived from jurisdictional services by $14.7 million annually. Motion rates, subject to refund, were implemented October 1, 1996. A tentative agreement has been reached among all parties and a settlement stipulation and agreement was filed on July 25, 1997. The procedural schedule has been suspended pending FERC approval of the stipulation and agreement.

                  Material Changes in the Results of Operations

         The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As discussed in the Company's 1996 Report on Form 10-K, however, (1) the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes may occur and (2) the Company is seeking to derive a larger portion of its earnings from businesses which exhibit less earnings seasonality. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions (see the discussion of regulatory matters in the Company's 1996 Report on Form 10-K and "Regulatory Matters" elsewhere herein), competition and, below the operating income line, by (1) the level of borrowings and interest rates thereon and (2) income tax expense, see "Non-Operating Income and Expense" elsewhere herein.

         Prior to 1997, for purposes of discussing its results of operations, the Company segregated its business activities into (1) Natural Gas
Distribution, (2) Interstate Pipelines, (3) Wholesale Energy Marketing, (4) Natural Gas Gathering, (5) Retail Energy Marketing and (6) Corporate and Other. In recognition of emerging industry practice as well as (1) the increasing convergence of the business activities of the Company's two energy marketing units, (2) the size of the Company's natural gas gathering business relative to the Company's overall level of business activities and to the Company's other business units and (3) the significantly different risks, issues and targeted customers associated with certain activities (principally home care services) previously included with Retail Energy Marketing, the Company has determined that its business activities are more appropriately reported and discussed utilizing the following structure: (1) Natural Gas Distribution, (2) Interstate Pipelines, (3) Energy Marketing and Gathering and (4) Corporate and Other. The results of operations for Natural Gas Distribution and Interstate Pipelines have not changed from previously reported amounts and, due to the relatively immaterial earnings impact associated with the non-energy-marketing activities which were previously reported with Retail Energy Marketing but have been reclassified to Corporate and Other, the operating results for Energy Marketing and Gathering do not differ materially from the sum of the operating results for the three previously reported business units which are its principal components.

         Following is certain information concerning the Company's operating income by business unit, followed by detailed discussions of operating results by individual business unit.

                                                   Three Months                                   Six Months
                                                  Ended June 30                                  Ended June 30
                                      ---------------------------------------    ---------------------------------------------
                                                               Increase                                          Increase
Operating Income(Loss)                    1997      1996      (Decrease)           1997        1996             (Decrease)
----------------------
                                      --------- ---------- ------------------    ---------  ------------    ------------------
(millions of dollars)                                            ($/%)                                            ($/%)
  Natural Gas Distribution            $   5.7    $   5.0     $0.7 / 14.0%         $ 118.4     $ 127.4   (1)  $(9.0) / (7.1)%
  Interstate Pipelines                   30.6       29.6      1.0 / 3.4%             69.4        60.4   (1)    9.0 / 14.9%
  Energy Marketing and Gathering          6.5       10.1    (3.6) / (35.6)%           7.2        31.6        (24.4) / (77.2)%
  Corporate and Other (2)                (6.2)      (5.1)   (1.1) / (21.6)%         (13.2)      (10.9)       (2.3) / (21.1)%
                                      --------- ----------                       ---------  ------------
                                         36.6       39.6    (3.0) / (7.6)%          181.8       208.5        (26.7) / (12.8)%
  Early Retirement and Severance (3)      -          -           - / -                -         (22.3)        22.3 / 100.0%
                                      --------- ----------                       ---------  ------------

    Consolidated                       $ 36.6     $ 39.6    $(3.0) / (7.6)%       $ 181.8     $ 186.2        $(4.4) / (2.4)%
                                      ========= ==========                       =========  ============

(1)  Before expenses for early retirement and severance, see (3) following.
(2) Includes approximately $3.6 million and $7.2 million of goodwill amortization, respectively, in each quarter and six month period presented.
(3) During the first quarter of 1996, the Company recorded significant charges associated with staffing reductions in "Natural Gas Distribution" and "Interstate Pipelines", see the individual discussions of the results of operations for these business units following.

NATURAL GAS DISTRIBUTION

         As more fully described in the Company's 1996 Report on Form 10-K, the Company's natural gas distribution business is conducted by its Entex, Minnegasco and Arkla divisions, collectively referred to herein as "Distribution" or "Natural Gas Distribution". Certain issues exist with respect to environmental matters, see "Contingencies" elsewhere herein.

         During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as a result of the reorganization of certain functions, resulting in a total pre-tax charge of approximately $5.8 million, which amount is included under the caption "Early retirement and severance" in the accompanying Consolidated Statement of Income and reported as "Early retirement and severance" in the following table.

                                              Three Months                                       Six Months
                                              Ended June 30                                     Ended June 30
                               --------------------------------------------    ------------------------------------------------
                                                            Increase                                             Increase
DISTRIBUTION                      1997        1996         (Decrease)              1997          1996           (Decrease)
------------
                               ----------- ----------- --------------------    ------------- -------------  -------------------
(millions of dollars)                                         ($/%)                                               ($/%)
FINANCIAL RESULTS
Natural gas sales                $ 326.6     $ 335.4     $(8.8) / (2.6)%         $1,195.1      $1,137.9        $57.2 / 5.0%
Transportation revenue               3.4         3.3       0.1 / 3.0%                 7.9           9.8      (1.9) / (19.4)%
Other revenue                        6.6         6.1       0.5 / 8.2%                14.8          13.3        1.5 / 11.3%
                               ----------- -----------                         ------------- -------------
  Total operating revenues         336.6       344.8     (8.2) / (2.4)%           1,217.8       1,161.0        56.8 / 4.9%
Purchased gas cost
  Unaffiliated                     159.9       171.9     (12.0) / (7.0)%            659.7         563.9        95.8 / 17.0%
  Affiliated                        26.5        26.7     (0.2) / (0.7)%             143.1         176.0      (32.9) / (18.7)%
Operations and maintenance          96.2        94.5       1.7 / 1.8%               193.6         194.2       (0.6) / (0.3)%
Depreciation and amortization       24.4        23.6       0.8 / 3.4%                48.3          47.1         1.2 / 2.5%
Other operating expenses            23.9        23.1       0.8 / 3.5%                54.7          52.4         2.3 / 4.4%
                               ----------- -----------                         ------------- -------------
                                     5.7         5.0       0.7 / 14.0%              118.4         127.4       (9.0) / (7.1)%
Early retirement and severance       -           -            - / -                   -             5.8      (5.8) / (100.0)%
                               ----------- -----------                         ------------- -------------

    Operating income            $    5.7   $     5.0      $0.7 / 14.0%           $  118.4      $  121.6      $(3.2) / (2.6)%
                               =========== ===========                         ============= =============

DISTRIBUTION
OPERATING STATISTICS
(billions of cubic feet)
Residential sales                   27.2        26.7       0.5 / 1.9%               112.6         122.4       (9.8) / (8.0)%
Commercial sales                    23.6        22.6       1.0 / 4.4%                75.4          76.8       (1.4) / (1.8)%
Industrial sales                    13.3        13.5     (0.2) / (1.5)%              28.6          28.1         0.5 / 1.8%
Transportation                       9.9         9.7       0.2 / 2.1%                21.9          23.0       (1.1) / (4.8)%
                               ----------- -----------                         ------------- -------------
  Total throughput                  74.0        72.5       1.5 / 2.1%               238.5         250.3      (11.8) / (4.7)%
                               =========== ===========                         ============= =============

                                    Three Months                                 Six Months
                                   Ended June 30                               Ended June 30
                        -------------------------------------         ---------------------------------

DEGREE DAYS               Normal        1997          1996             Normal        1997       1996
                        -----------   ----------    ---------         ----------   ---------  ---------
Arkla                          144          244          180              1,857       1,697      1,925
Entex                           49           86           72                916         960      1,064
Minnegasco                     770          963        1,037              4,641       4,904      5,313

Quarter Comparison

         Distribution operating income improved from $5.0 million in the second quarter of 1996 to $5.7 million in the second quarter of 1997, an increase of $0.7 million (14.0%). This increased operating income reflected both decreased operating revenues and decreased operating expenses as discussed following.

         "Natural gas sales", representing in excess of 97% of Distribution's total operating revenues in each quarter presented, decreased from $335.4 million in the second quarter of 1996 to $326.6 million in the second quarter of 1997, a decrease of $8.8 million (2.6%). This net decrease was composed of a decrease of approximately $15.7 million attributable to a lower second-quarter 1997 average sales price, partially offset by an increase of approximately $6.9 million attributable to an increase in second-quarter 1997 sales volume. This increase in sales volume was principally due to (1) slightly cooler second-quarter 1997 weather; 1,289 total degree days in the second quarter of 1996 vs. 1,293 total degree days in the second quarter of 1997 and (2) a favorable variance in usage per customer. The decrease in the average sales price in the second quarter of 1997 was principally due to a decrease in the average cost of gas (a component of the sales price) as discussed following.

         "Purchased gas cost" decreased from $198.6 million in the second quarter of 1996 to $186.4 million in the second quarter of 1997, a decrease of $12.2 million (6.1%). This net decrease was composed of a decrease of approximately $16.3 million attributable to a lower second-quarter 1997 average cost of purchased gas, partially offset by an increase of approximately $4.1 million attributable to the increased second-quarter 1997 sales volume as discussed preceding. The decrease in the weighted average cost of gas from approximately $3.16 per Mcf in the second quarter of 1996 to approximately $2.91 per Mcf in the second quarter of 1997, a decrease of approximately $0.25 per Mcf (7.9%), principally was reflective of an overall decrease in the market price of gas.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $136.8 million in the second quarter of 1996 to $140.2 million in the second quarter of 1997, an increase of $3.4 million (2.5%). This increase was principally due to the 1.5 Bcf increase in total residential and commercial sales volume during the second quarter of 1997, resulting in an increase of approximately $2.8 million and, to a lesser extent, a second-quarter 1997 margin increase of approximately $0.6 million attributable to an increase in the average margin per unit of sales, largely due to increases in regulated rates.

         Operating expenses, exclusive of purchased gas cost, increased from $141.2 million in the second quarter of 1996 to $144.5 million in the second quarter of 1997, an increase of $3.3 million, principally due to (1) increased operations and maintenance expense related to increased throughput and (2) increased depreciation expense due to increased investment.

Year-to-Date Comparison

         Distribution operating income decreased from $127.4 million (before the charge for early retirement and severance as discussed preceding) in the first six months of 1996 to $118.4 million in the first six months of 1997, a decrease of $9.0 million (7.1%). This decrease in operating income reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing in excess of 98% of Distribution's total operating revenues in each six-month period presented, increased from $1,137.9 million in the first six months of 1996 to $1,195.1 million in the first six months of 1997, an increase of $57.2 million (5.0%). This net increase was composed of an increase of approximately $110.8 million attributable to a higher 1997 average sales price, partially offset by a decrease of approximately $53.6 million attributable to a decrease in 1997 sales volume. This decrease in sales volume was principally due to warmer weather in the first six months of 1997; 8,302 total degree days in the first six months of 1996 vs. 7,561 in the first six months of 1997, a decline of 8.9%. This decrease in degree days reduced demand for space heating and was largely responsible for decreases of
9.8 Bcf (8.0%) and 1.4 Bcf (1.8%) in residential and commercial sales volumes, respectively. The increase in the average sales price for the first six months of 1997 was principally due to an increase in the average cost of gas (a component of the sales price) as discussed following and, to a lesser extent, rate increases obtained in certain jurisdictions.

         "Purchased gas cost" increased from $739.9 million in the first six months of 1996 to $802.8 million in the first six months of 1997, an increase of $62.9 million (8.5%). This net increase was composed of an increase of approximately $97.7 million attributable to a higher 1997 average cost of purchased gas, partially offset by a decrease of approximately $34.8 million attributable to the decreased 1997 sales volume as discussed preceding. The increase in the weighted average cost of gas from approximately $3.26 per Mcf in the first six months of 1996 to approximately $3.71 per Mcf in the first six months of 1997, an increase of approximately $0.45 per Mcf (13.8%), principally was reflective of an overall increase in the market price of gas.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) decreased from $398.0 million in the first six months of 1996 to $392.3 million in the first six months of 1997, a decrease of $5.7 million (1.4%). This net decrease reflected (1) the largely weather-related 11.2 Bcf decrease in total residential and commercial sales volume in the first six months of 1997 which, together with a minor increase in industrial sales volume, resulted in a net margin decrease of approximately $18.7 million, partially offset by (2) a 1997 margin increase of approximately $13.0 million attributable to an increase in the average margin per unit of sales, principally due to rate increases obtained in certain jurisdictions.

         Operating expenses, exclusive of purchased gas cost and the first-quarter 1996 charge for early retirement and severance, increased from $293.7 million in the first six months of 1996 to $296.6 million in the first six months of 1997, an increase of $2.9 million (1.0%). The increases in "Depreciation and amortization" and "Other operating expenses" were principally due to increased investment, while the decrease in "Operations and maintenance" was largely due to cost savings associated with increased operating efficiency.

INTERSTATE PIPELINES

         As more fully described in the Company's 1996 Report on Form 10-K, the Company's interstate pipeline business is conducted by NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), together with certain subsidiaries and affiliates, collectively referred to herein as "Pipeline" or "Interstate Pipelines". The Company has a commitment to refund certain amounts pursuant to a transportation agreement, is a party to certain claims involving its gas purchase contracts and certain issues exist with respect to environmental matters, see "Commitments" and "Contingencies" elsewhere herein.

         During the first quarter of 1996, the Company instituted a reorganization plan affecting NGT and MRT. This reorganization plan, which included the reorganization of a number of departments and the redesign of a number of processes, was designed to allow Pipeline to operate more efficiently, thus improving its ability to compete in its market areas. Approximately 275 positions were eliminated pursuant to the reorganization plan, resulting in a pre-tax charge of approximately $16.5 million, included under the caption "Early retirement and severance" in the accompanying Consolidated Statement of Income and reported as "Early retirement and severance" in the following table.

                                                  Three Months                                    Six Months
                                                 Ended June 30                                  Ended June 30
                                  ---------------------------------------------  ---------------------------------------------
                                                               Increase                                        Increase
INTERSTATE PIPELINES                1997       1996           (Decrease)           1997        1996           (Decrease)
--------------------
                                  ---------- ----------  ----------------------  ----------  ----------  ---------------------
(millions of dollars)                                            ($/%)                                          ($/%)
FINANCIAL RESULTS
Natural gas sales
  Sales to Distribution                -       $ 18.0     $(18.0) / (100.0)%         -         $ 45.0     $(45.0) / (100.0)%
  Industrial and other              $  9.8        2.5        7.3 / 292.0%          $ 23.4         8.2       15.2 / 185.4%
                                  ---------- ----------                          ----------  ----------
    Total gas sales revenue            9.8       20.5      (10.7) / (52.2)%          23.4        53.2      (29.8) / (56.0)%
Transportation revenue
  Distribution                        27.1       23.9         3.2 / 13.4%            61.5        49.1        12.4 / 25.3%
  Unaffiliated                        37.0       40.4       (3.4) / (8.4)%           73.2        80.3       (7.1) / (8.8)%
                                  ---------- ----------                          ----------  ----------
    Total transportation revenue      64.1       64.3       (0.2) / (0.3)%          134.7       129.4         5.3 / 4.1%
                                  ---------- ----------                          ----------  ----------
    Total operating revenues          73.9       84.8      (10.9) / (12.9)%         158.1       182.6      (24.5) / (13.4)%
Purchased gas cost                     8.2       18.3      (10.1) / (55.2)%          19.2        45.7      (26.5) / (58.0)%
Operations and maintenance            10.8       12.0       (1.2) / (10.0)%          22.6        26.9      (4.3) / (16.0)%
Depreciation and amortization          7.5        7.5            - / -               14.8        15.1       (0.3) / (2.0)%
General, administrative and other     16.8       17.4       (0.6) / (3.4)%           32.1        34.5       (2.4) / (7.0)%
                                  ---------- ----------                          ----------  ----------
                                      30.6       29.6         1.0 / 3.4%             69.4        60.4        9.0 / 14.9%
Early retirement and severance         -          -              - / -                -          16.5     (16.5) / (100.0)%
                                  ---------- ----------                          ----------  ----------
  Operating income                  $ 30.6     $ 29.6         $1.0 / 3.4%          $ 69.4      $ 43.9       $25.5 / 58.1%
                                  ========== ==========                          ==========  ==========

INTERSTATE PIPELINES
OPERATING STATISTICS
(million MMBtu)
Natural gas sales
  Sales to Distribution                -          7.2      (7.2) / (100.0)%           -          16.9     (16.9) / (100.0)%
  Sales for resale and other           4.7        0.6        4.1 / 683.3%             9.4         3.4        6.0 / 176.5%
                                  ---------- ----------                          ----------  ---------
    Total sales                        4.7        7.8       (3.1) / (39.7)%           9.4        20.3      (10.9) / (53.7)%
                                  ---------- ----------                          ----------  ----------
Transportation
  Distribution                        18.1       18.3       (0.2) / (1.1)%           60.3        67.0      (6.7) / (10.0)%
  Other                              193.9      193.7         0.2 / 0.1%            401.6       448.8      (47.2) / (10.5)%
                                  ---------- ----------                          ----------  ----------
    Total transportation             212.0      212.0            - / -              461.9       515.8      (53.9) / (10.4)%
    Elimination (1)                   (4.3)      (7.3)        3.0 / 41.1%            (8.7)      (19.1)       10.4 / 54.5%
                                  ---------- ----------                          ----------  ----------
      Total throughput               212.4      212.5       (0.1) / (0.0)%          462.6       517.0      (54.4) / (10.5)%
                                  ========== ==========                          ==========  ==========

(1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Pipeline and are therefore included in the above volumetric data in both categories. No elimination is made for volumes of
      51.9 million MMBtu, 101.4 million MMBtu, 47.4 million MMBtu and 108.1 million MMBtu in the three months and six months ended June 30, 1997 and 1996, respectively, which were transported on both the NGT and MRT systems.

Quarter Comparison

         Interstate Pipeline operating income for the second quarter of 1997 was $30.6 million, an increase of $1.0 million (3.4%) from the second quarter of 1996. The increase was principally attributable to reduced operating expenses as discussed following.

         "Total gas sales revenue" decreased from $20.5 million in the second quarter of 1996 to $9.8 million in the second quarter of 1997, a decrease of $10.7 million (52.2%). The decrease is primarily attributable to the expiration of certain sales contracts with Distribution, as further discussed in the Company's 1996 Report on Form 10-K. This reduction in gas sales revenue was partially offset by a $7.3 million increase in "Industrial and other sales" primarily due to a 4.1 million MMBtu increase in sales volumes to a marketing affiliate, (yielding a $17.1 million increase in revenues), partially offset by a reduction in the 1997 average cost of gas (yielding a $9.8 million reduction in revenues). Purchased gas cost decreased by $10.1 million (55.2%) from the second quarter of 1996 to the second quarter of 1997 due to the reductions in gas sales volume and the average cost of gas as discussed preceding, which were responsible for $7.3 million (72.3%) and $2.8 million (27.7%), respectively, of the total decrease.

         "Transportation for Distribution" increased by $3.2 million (13.4%) from the second quarter of 1996 to the second quarter of 1997 primarily due to the expiration of contractual rate "cap" provisions in certain transportation contracts. Unaffiliated transportation revenues decreased by $3.4 million (8.4%) from the second quarter of 1996 to the second quarter of 1997 due to several factors including (1) lower surcharges for Gas Supply Realignment ("GSR") cost as discussed following, (2) reduced demand for gas utilized for electric generation and (3) changes in the relative pricing of Mid-Continent gas. The relative pricing of Mid-Continent gas supplies has an impact (positive or negative) on Pipeline's transportation rates which are covered under contracts with market sensitive pricing provisions. A decrease in the price of Gulf Coast gas in relation to Mid-Continent gas (Pipeline's primary supply area) generally results in a reduction in average transportation rates due to increased competitive pressure. During the second quarter of 1996, the average natural gas price differential between the Mid-Continent and the Gulf Coast was $0.27 per MMBtu compared to an average differential of $0.08 per MMBtu in the second quarter of 1997.

         Transportation expense, a component of "Operations and maintenance", decreased by $0.8 million (33.3%) from the second quarter of 1996 to the second quarter of 1997 primarily due to a reduction in GSR-related revenues. GSR costs result from Pipeline's buyout of certain gas supply contracts in order to re-align its portfolio of contracts toward transportation services and away from commodity sales. Pursuant to the terms of a FERC settlement, Pipeline is allowed to obtain recovery of a portion of this cost through a transportation surcharge, with the unrecoverable portion having been expensed. In order to match the GSR recoveries with the associated cost, during 1996, Pipeline recognized a larger amount of such costs (transportation expense) as recoveries were generated through the surcharge.

         "Operation and maintenance", apart from the decrease in transportation expense as discussed preceding, decreased by $0.4 million (4.2%) from the second quarter of 1996 to the second quarter of 1997 principally due to the continuation of certain cost savings initiatives implemented subsequent to the Pipeline reorganization in 1996 (see the discussion of year-to-date results following).

         "General, administrative and other" decreased by $0.6 million from the second quarter of 1996 to the second quarter of 1997 primarily due to reductions associated with outside consulting and legal services. During 1996, Pipeline incurred higher than usual levels of outside consulting costs associated with planning and implementation of the reorganization plan. Additionally, Pipeline recognized cost reductions associated with charges from Corporate and legal expenses which were partially offset by increases in regulatory cost associated with the pending MRT rate case, see "Regulatory Matters" elsewhere herein.

Year-to-Date Comparison

         Interstate Pipeline operating income for the first six months of 1997 was $69.4 million, $25.5 million (58.1%) higher than the corresponding period of 1996. This increase was primarily attributable to a reorganization plan (the "Reorganization") implemented in the first quarter of 1996 which resulted in a non-recurring pre-tax charge of $16.5 million (included in the preceding table under the caption "Early retirement and severance") associated with severance and increased costs for enhanced retirement benefits. The Reorganization, which was intended to allow Pipeline to operate more efficiently, thereby improving its ability to compete in its market areas, resulted in the elimination of approximately 275 positions, the reorganization of several departments and the redesign of many processes. Excluding the effect of this non-recurring charge,
Pipeline operating income for the first six months of 1997 was $9.0 million (14.9%) higher than the corresponding period of 1996. Operating margins for 1997 were comparable to 1996 levels and consequently, the improvement in operating income was primarily attributable to reduced 1997 operating expenses associated with cost reduction initiatives implemented in conjunction with the Reorganization, as well as the 1996 incurrence of certain consulting and other non-recurring costs associated with the Reorganization.

         "Total gas sales revenue" decreased from $53.2 million in the first six months of 1996 to $23.4 million in the corresponding period of 1997, a decrease of $29.8 million (56.0%). The decrease is primarily attributable to the elimination of "Sales to Distribution" due to the expiration, in September 1996, of certain contractual arrangements under which these sales were made. The impact of lower Distribution sales was partially offset by a $15.2 million increase in "Industrial and other" sales primarily due to increased sales to a marketing affiliate. "Purchased gas cost" decreased by $26.5 million (58.0%) from the first six months of 1996 to the first six months of 1997 principally due to the expiration of the sales contract with Distribution, partially offset by incremental purchase volumes associated with increased sales to the marketing affiliate, each as discussed preceding.

         "Transportation for Distribution" increased by $12.4 million (25.3%) from the first six months of 1996 to the first six months of 1997 primarily due to the adjustment of certain reserves in the first quarter of 1997. These incremental revenues (approximately $7.3 million) were due to the completion of settlement negotiations with a distribution affiliate related to service rates charged in several states of operation. Also contributing to the increased transportation for Distribution was the expiration, in September 1996, of certain contractual pricing provisions which had placed a rate "cap" on transportation rates for deliveries at certain points on Pipeline's system.

         Unaffiliated transportation revenues decreased by $7.1 million (8.8%) from the first six months of 1996 to the first six months of 1997 due to several factors including (1) lower surcharges for GSR cost as discussed following, (2) 1996 penalty revenues related to customer demand for gas in excess of contract or tariff provisions which were non-recurring in 1997, (3) reduced demand for electric generation load in the second quarter of 1997 primarily due to lower demand for cooling requirements in Pipeline's service area and (4) changes in the relative pricing of Mid-Continent gas, see the comparison of quarterly results preceding. For the first six months of 1996, the average price differential between Mid-Continent and Gulf Coast gas was $0.58 per MMBtu compared to $0.03 per MMBtu during the comparable period of 1997.

         Transportation expense, a component of "Operations and maintenance", decreased by $1.7 million (32.7%) from the first six months of 1996 to the first six months of 1997 primarily due to a reduction in GSR surcharges, see the comparison of quarterly results preceding. "Operation and maintenance", apart from transportation expense as discussed preceding, decreased by $2.6 million (12.0%) from the first six months of 1996 to the first six months of 1997 due to cost savings (approximately $1.3 million of which was recorded in the first quarter of 1997) related to the Reorganization discussed preceding. The Reorganization was implemented in February 1996, however, certain positions were not eliminated until after the first quarter of 1996 resulting in lower labor cost for the first quarter of 1997 compared to 1996. The remainder of the variance is primarily attributable to other cost saving initiatives related to process redesign, more stringent cost control and increased accountability. These initiatives helped to reduce 1997 operating supplies and expenses below the 1996 level.

         "General, administrative and other" decreased by $2.4 million (7.0%) from the first six months of 1996 to the first six months of 1997 due to several factors including (1) the impact of 1996 non-recurring costs and 1997 cost reductions related to the Reorganization, (2) reductions in costs allocated from Corporate, (3) reductions in payroll-related taxes associated with employee headcount reductions due to the Reorganization and (4) a reduction in cost associated with payments made to the Gas Research Institute ("GRI"). Payments to GRI are recovered through a surcharge applied to transportation services. The increased transportation revenue associated with the collection of the GRI surcharge is offset by a comparable GRI expense, resulting in equal increases to revenues and costs.

ENERGY MARKETING AND GATHERING

         The Company's energy marketing and natural gas gathering activities are carried out by NorAm Energy Services, Inc., NorAm Energy Management, Inc. and NorAm Field Services Corp., together with certain subsidiaries and affiliates, collectively referred to herein as "Energy Marketing and Gathering" or "EM&G". This business unit is principally composed of the Company's previously reported "Wholesale Energy Marketing", "Retail Energy Marketing" and "Natural Gas Gathering" business units (see "General" elsewhere herein). A description of the business activities conducted by each of these formerly separately-reported business units is contained in the separate business unit discussions included with "Material Changes in the Results of Continuing Operations" under "Management Analysis" in the Company's 1996 Report on Form 10-K. The nature of natural gas marketing activities is such that contractual disputes arise, see "Contingencies" elsewhere herein.

                                                Three Months                                      Six Months
                                                Ended June 30                                    Ended June 30
                                 --------------------------------------------    ----------------------------------------------
ENERGY MARKETING                                              Increase                                          Increase
----------------
  AND GATHERING                    1997        1996          (Decrease)             1997         1996          (Decrease)
  -------------
                                 ----------  ---------- ---------------------    -----------  -----------  --------------------
FINANCIAL AND OPERATING                                        ($/%)                                              ($/%)
  RESULTS (millions of dollars)
Operating Revenues
Natural gas sales
  Unaffiliated sales              $ 519.7      $ 520.5    $(0.8) / (0.2)%          $1,384.8     $1,036.2     $348.6 / 33.6%
  Sales to Distribution              17.9         14.2      3.7 / 26.1%                71.7         58.0      13.7 / 23.6%
  Sales to Pipeline                   -           10.1   (10.1) / (100.0)%              -           30.4    (30.4) / (100.0)%
  Other affiliated sales              0.2          -         0.2 / N/A                  2.4       -             2.4 / N/A
                                 ----------  ----------                          -----------  -----------
    Total gas sales revenue         537.8        544.8     (7.0) / (1.3)%           1,458.9      1,124.6      334.3 / 29.7%
                                 ----------  ----------                          -----------  -----------
Electricity sales                    97.6          6.2    91.4 / 1,474.2%             208.5         10.6    197.9 / 1,867.0%
Transportation                        0.7          0.8    (0.1) / (12.5)%               1.7          2.0     (0.3) / (15.0)%
Gathering                             8.2          5.9      2.3 / 39.0%                15.8         12.2       3.6 / 29.5%
Products extraction                   1.6          2.5    (0.9) / (36.0)%               3.4          4.6     (1.2) / (26.1)%
Other                                 1.5          1.1      0.4 / 36.4%                 2.1          1.7       0.4 / 23.5%
                                 ----------  ----------                          -----------  -----------
  Total operating revenues          647.4        561.3      86.1 / 15.3%            1,690.4      1,155.7      534.7 / 46.3%
                                 ----------  ----------                          -----------  -----------
Operating Expenses
Purchased gas costs
  Unaffiliated                      514.7        514.3       0.4 / 0.1%             1,411.4      1,048.5      362.9 / 34.6%
  Affiliated                          8.3          8.3         - / -                   19.6         12.9       6.7 / 51.9%
                                 ----------  ----------                          -----------  -----------
    Total purchased gas cost        523.0        522.6       0.4 / 0.1%             1,431.0      1,061.4      369.6 / 34.8%
Transportation and
  storage expense                     5.0         11.0    (6.0) / (54.5)%              13.8         29.5    (15.7) / (53.2)%
Electricity purchases and
  transmission costs                 97.4          5.8    91.6 / 1,579.3%             208.9          9.9    199.0 / 2,010.1%
Cost of sales                         2.1          1.3      0.8 / 61.5%                 3.4          2.5       0.9 / 36.0%
Operation and maintenance             3.9          3.2      0.7 / 21.9%                 7.3          6.8       0.5 / 7.4%
Depreciation                          0.8          0.7      0.1 / 14.3%                 1.7          1.5       0.2 / 13.3%
General and administrative            7.9          5.8      2.1 / 36.2%                15.5         11.0       4.5 / 40.9%
Taxes other than income               0.8          0.8         - / -                    1.6          1.5       0.1 / 6.7%
                                 ----------  ----------                          -----------  -----------
  Operating income               $    6.5     $   10.1    $(3.6) / (35.6)%       $      7.2    $    31.6    $(24.4) / (77.2)%
                                 ==========  ==========                          ===========  ===========
Natural gas sales volume (Bcf)      265.7        241.7      24.0 / 9.9%               579.2        485.5      93.7 / 19.3%
Transportation volumes (Bcf)          5.0          6.2    (1.2) / (19.4)%              12.4         14.7     (2.3) / (15.6)%
Gathering volumes (Bcf)              62.3         56.2      6.1 / 10.9%               121.9        112.0       9.9 / 8.8%

Quarter Comparison

         Operating income for EM&G in the second quarter of 1997 was $6.5 million, a decrease of $3.6 million (35.6%) from the $10.1 million earned in the second quarter of 1996. This decrease reflected both increased operating revenues and increased operating expenses. Significant variances in individual income statement line items are discussed following.

         "Total gas sales revenue" decreased from $544.8 million in the second quarter of 1996 to $537.8 million in the second quarter of 1997, a decrease of $7.0 million (1.3%). This decrease was attributable to a decrease of $61.1 million due to a decrease in the second-quarter 1997 average sales price, partially offset by an increase of approximately $54.1 million attributable to an increase in second-quarter 1997 natural gas sales volume. The decrease of approximately $0.23 per Mcf (10.2%) in the average sales price of natural gas from approximately $2.25/Mcf in the second quarter of 1996 to approximately $2.02/Mcf in the second quarter of 1997 principally was reflective of a decrease in the average cost of purchased gas during the second quarter of 1997 as discussed following (the cost of gas is a component of the overall sales rate) and, to a lesser extent, a decrease in the second-quarter 1997 average margin per unit of sales. The increase of approximately 24.0 Bcf (9.9%) in second-quarter 1997 natural gas sales volume was principally due to the expansion of EM&G's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed in the Company's 1996 Report on Form 10-K, EM&G has been successful in pursuit of its goal of becoming a nationwide marketer with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors.

         Revenues from natural gas gathering, products extraction and related activities increased from approximately $9.2 million in the second quarter of 1996 to approximately $10.3 million in the second quarter of 1997, an increase of approximately $1.1 million (12.0%). Approximately $1.0 million (90.9%) of this increase was attributable to an increase in second-quarter 1997 volume and the balance of approximately $0.1 million (9.1%) was attributable to an increase in the second-quarter 1997 average unit revenue. The increase of approximately
6.1 Bcf (10.9%) in second-quarter 1997 gathering volume reflects new well connects (in excess of depletion-related declines) and the addition of gathering assets previously owned by Pipeline. The increase in the second-quarter 1997 average unit revenue was principally due to new compression, nomination and balancing services provided to customers.

         Total purchased gas costs were $523.0 million in the second quarter of 1997, an increase of $0.4 million (0.1%) from the second quarter of 1996, as an increase of approximately $51.9 million attributable to the increased second-quarter 1997 sales volume as discussed preceding was largely offset by a decrease of approximately $0.19 per Mcf (9.0%) in the second-quarter 1997 average cost of purchased gas. The decrease in the second-quarter 1997 average cost of purchased gas principally was reflective of a decrease in the spot market price of natural gas.

         "Transportation and storage expense" decreased from $11.0 million in the second quarter of 1996 to $5.0 million in the second quarter of 1997, a decrease of $6.0 million (54.5%). This net decrease was composed of a decrease of approximately $0.027 per Mcf (58.7%) in the second-quarter 1997 unit cost of transportation and storage, partially offset by an increase of approximately $1.1 million due to the increased second-quarter 1997 sales volume as discussed preceding. The decrease in the second-quarter 1997 unit cost of transportation and storage was principally due to increased 1997 usage of interruptible and capacity release transportation in lieu of firm transportation arrangements.

         "Electricity sales" and "Electricity purchases and transmission costs" of $97.6 million and $97.4 million, respectively, in the second quarter of 1997 represented significant increases over the corresponding amounts for 1996, although there was no significant change in the gross margin from power marketing as the impact of the significant increase in volume was offset by a decrease in unit margins. During the latter part of 1996 and early 1997, EM&G continued to increase both its emphasis on electricity sales and its electricity marketing staff in anticipation of increased access to electric power markets. The decrease in first-quarter 1997 unit margins from power marketing was principally attributable to a lack of price volatility and milder weather across much of the country.

         The second-quarter 1997 margin on gas sales was $9.8 million, a decrease of $1.4 million (12.5%) from the $11.2 million recorded in the second quarter of 1996. This net decrease in gas sales margin was attributable to a decrease of approximately $2.5 million due to an approximately $0.001 per Mcf decrease in the second-quarter 1997 average margin per unit of sales, partially offset by an increase of approximately $1.1 million associated with the increased second-quarter 1997 sales volume as discussed preceding.

         The margin from natural gas gathering and products extraction activities increased from approximately $8.3 million in the second quarter of 1996 to approximately $10.6 million in the second quarter of 1997, an increase of approximately $2.3 million (27.7%). Approximately $1.4 million (60.9%) of this increase was attributable to an increase in the second-quarter 1997 average margin per unit of throughput and the balance of approximately $0.9 million (39.1%) was attributable to increased second-quarter 1997 gathering volume as discussed preceding. The increased first-quarter 1997 average margin per unit of throughput was principally due to new services provided to customers, partially offset by decreased liquids margins.

         Other   operating   expenses   (exclusive  of  "Purchased  gas  costs",
"Transportation and storage expense", "Electricity purchases and transmission costs" and "Cost of sales") increased from approximately $10.5 million in the second quarter of 1996 to approximately $13.4 million in the second quarter of 1997, an increase of approximately $2.9 million (27.6%). This increase was principally due to increased general and administrative costs (principally payroll and benefits) associated with staffing increases made in support of the increased sales and expanded marketing efforts as described preceding.

Year-to-Date Comparison

         Operating income for EM&G in the first six months of 1997 was $7.2 million, a decrease of $24.4 million (77.2%) from the $31.6 million earned in the first six months of 1996. This decrease principally was reflective of (1) hedging losses associated with anticipated first-quarter 1997 sales under peaking contracts and (2) losses from the sale of natural gas held in storage and unhedged, in each case as described in the Company's 1996 Report on Form 10-K. In addition, (1) volatile and, in some cases, declining natural gas prices, principally during the first quarter of 1997, had an unfavorable impact on gas sales margins and (2) as described in the Company's 1996 Report on Form 10-K, first-quarter 1996 results reflected the favorable impact of relatively colder weather. This colder weather resulted in shortages of pipeline capacity at various locations, allowing EM&G to collect significant premiums from certain customers who wished to avoid interruption of supply. Significant variances in individual income statement line items are discussed following.

         "Total gas sales revenue" increased from $1,124.6 million in the first six months of 1996 to $1,458.9 million in the first six months of 1997, an increase of $334.3 million (29.7%). Approximately $217.0 million (64.9%) of this increase was attributable to an increase in natural gas sales volume during the first six months of 1997 and the balance of approximately $117.3 million (35.1%) was attributable to an increase in the average sales price during 1997. The increase of approximately 93.7 Bcf (19.3%) in natural gas sales volume during the first six months of 1997 was principally due to the expansion of EM&G's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed in the Company's 1996 Report on Form 10-K, EM&G has successful implemented its plans for becoming a nationwide marketer with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors. The increase of approximately $0.20 per Mcf (8.6%) in the average sales price of natural gas from approximately $2.32/Mcf in the first six months of 1996 to approximately $2.52/Mcf in the first six months of 1997 principally was reflective of an increase in the average cost of purchased gas during 1997 (the cost of gas is a component of the overall sales rate), partially offset by a decrease in the average margin per unit of sales, each as discussed following.

         Revenues from natural gas gathering, products extraction and related activities increased from approximately $18.2 million in the first six months of 1996 to approximately $20.3 million in the first six months of 1997, an increase of approximately $2.1 million (11.5%). Approximately $1.6 million (76.2%) of this increase was attributable to an increase in volume during the first six months of 1997 and the balance of approximately $0.5 million (23.8%) was attributable to an increase in the average unit revenue during 1997. The increase of approximately 9.9 Bcf (8.8%) in gathering volume during the first six months of 1997 reflects new well connects (in excess of depletion-related declines) and the addition of gathering assets previously owned by Pipeline. The increase in the second-quarter 1997 average unit revenue was principally due to new compression, nomination and balancing services provided to customers.

         Total purchased gas costs were $1,431.0 million in the first six months of 1997, an increase of $369.6 million (34.8%) from the first six months of 1996. Approximately $204.8 million (55.4%) of this increase was attributable to the increased sales volume during 1997 as discussed preceding and the balance of approximately $164.8 million (44.6%) was attributable to an increase of approximately $0.28 per Mcf (13.0%) in the average cost of purchased gas during the first six months of 1997. The increase in the average cost of purchased gas during the first six months of 1997 principally was reflective of an increase in the spot market price of natural gas.

         "Transportation and storage expense" decreased from $29.5 million in the first six months of 1996 to $13.8 million in the first six months of 1997, a decrease of $15.7 million (53.2%). This net decrease was attributable to a decrease of approximately $21.4 million reflecting a decline of approximately $0.037 per Mcf (60.8%) in the unit cost of transportation and storage during the first six months of 1997, partially offset by an increase of approximately $5.7 million due to the increased 1997 sales volume as discussed preceding. The decrease in the unit cost of transportation and storage during 1997 was principally due to increased usage of interruptible and capacity release transportation in lieu of firm transportation arrangements.

         "Electricity sales" and "Electricity purchases and transmission costs" of $208.5 million and $208.9 million, respectively, in the first six months of 1997 represented significant increases over the corresponding amounts for 1996, although the gross margin from power marketing declined slightly, as the significant increase in volume was more than offset by a decrease in unit margins. During the latter part of 1996 and early 1997, NES continued to increase both its emphasis on electricity sales and its electricity marketing staff in anticipation of increased access to electric power markets. The decrease in 1997 unit margins from power marketing was principally attributable to the level of price volatility, relatively mild weather throughout much of the country and limited liquidity in wholesale electric power markets which increase the intra-month price risk associated with such activities.

         The margin on gas sales during the first six months of 1997 was $14.1 million, a decrease of $19.6 million (58.2%) from the $33.7 million recorded in the first six months of 1996. This net decrease in gas sales margin was attributable to a decrease of approximately $26.1 million due to an approximately $0.045 per Mcf decrease in the average margin per unit of sales during the first six months of 1997, partially offset by an increase of approximately $6.5 million associated with the increased 1997 sales volume as discussed preceding. The decrease in the average margin per unit of sales during 1997 was principally due to the hedging losses, sales of unhedged gas in storage and natural gas price volatility, each as discussed preceding.

         The margin from natural gas gathering and products extraction activities increased from approximately $16.3 million in the first six months of 1996 to approximately $20.5 million in the first six months of 1997, an increase of approximately $4.2 million (25.8%). Approximately $2.8 million (66.7%) of this increase was attributable to an increase in the average margin per unit of throughput during the first six months of 1997 and the balance of approximately $1.4 million (33.3%) was attributable to increased 1997 gathering volumes as discussed preceding. The increased average margin per unit of throughput during the first six months of 1997 was principally due to new services provided to customers, partially offset by decreased liquids margins.

         Other   operating   expenses   (exclusive  of  "Purchased  gas  costs",
"Transportation and storage expense", "Electricity purchases and transmission costs" and "Cost of sales") increased from approximately $20.8 million in the first six months of 1996 to approximately $26.1 million in the first six months of 1997, an increase of approximately $5.3 million (25.5%). This increase was principally due to increased general and administrative costs (principally payroll and benefits) associated with staffing increases made in support of the increased sales and expanded marketing efforts as described preceding.

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's earnings from its gas supply, marketing, gathering and transportation activities are subject to variability based on fluctuations in both the price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate this financial risk both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company routinely enters into natural gas swaps, futures contracts and options. In general, the Company's risk management policy requires that these positions be offset by positions in physical transactions (actual or anticipated) or in other derivatives.

         In the table which follows, the term "notional amount" refers to the contract unit price times the contract volume for the relevant derivative category and, in general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When derivative positions are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed. Under such circumstances, gains or losses are deferred and recognized when the underlying commitment or anticipated transaction was scheduled to occur. Following is certain information concerning the Company's derivative activities:




Natural Gas Swaps (1)(4)
(volumes in Bcf's, dollars in millions)
                                                 Volume
                                   -----------------------------------      Estimated
                                    Fixed Price         Fixed Price        Mkt. Value
                                       Payor              Receiver          Gain (2)
                                   ---------------     ---------------   ----------------
June 30, 1997                           119.1               41.6            $ 18.4
December 31, 1996                       126.6               52.9               9.7
June 30, 1996                           205.5              151.7            $  7.3

Natural Gas Futures (3)(4)
(volumes in Bcf's, dollars in millions)
                                                Purchased                               Sold                      Estimated
                                    -----------------------------------    --------------------------------
                                                          Notional                             Notional          Mkt. Value
                                        Volume             Amount             Volume            Amount            Gain (2)
                                    ---------------    ----------------    -------------     --------------    ----------------
June 30, 1997                            15.5              $ 33.1              15.8              $ 33.4             $ 0.5
December 31, 1996                        23.7                64.1              13.6                40.0               0.1
June 30, 1996                            20.9              $ 52.8              26.9              $ 57.7             $ 0.8

(1) The financial impact of these natural gas swaps was to decrease earnings by $(1.0) million, $(1.0) million and $(3.6) million during 1996 and the three months and six months ended June 30, 1997, respectively. For the three months and six months ended June 30, 1996, the financial impact was to decrease earnings by $(0.7) million and $(6.8) million, respectively.
(2) Represents the amount which would have been realized upon termination of the relevant derivative as of the date indicated. As more fully discussed in the Company's 1996 Report on Form 10-K, in the case of swaps associated with certain agreements pursuant to which the Company has committed to supply gas to a distribution affiliate through April 1999, no earnings impact is expected due to the existing accruals. Swaps associated with these commitments and included above had a fair market value of $2.2 million at June 30, 1997.
(3) The financial impact of these natural gas futures was to increase(decrease) earnings by $(9.3) million, $3.7 million and $(18.9) million during 1996 and the three months and six months ended June 30, 1997, respectively. For the three months and six months ended June 30, 1996, the financial impact was to increase(decrease) earnings by $2.4 million and $(2.9) million, respectively.
(4) In general, the financial impacts of transactions involving these derivatives are included with "Cost of natural gas purchased, net" in the Company's Consolidated Statement of Income and with "Purchased gas cost" in the preceding table of EM&G's financial and operating results.

         At June 30, 1997, the Company held options covering the purchase of 6.7 Bcf of gas, principally in conjunction with the commitment to supply gas to a distribution affiliate as discussed preceding. As described in the Company's 1996 Report on Form 10-K, the Company has provided an accrual for the expected total costs associated with this commitment, including the market value of these associated options.

CORPORATE AND OTHER

Quarter Comparison

         The operating loss for "Corporate and Other" increased from $(5.1) million in the second quarter of 1996 to $(6.2) million in the second quarter of 1997, an increase of approximately $1.1 million (21.6%). This increased loss was principally due to 1997 development costs associated with the Company's utility services (principally line locating) and consumer services (principally home security) businesses, partially offset by favorable 1997 adjustments associated with certain employee benefits.

Year-to-Date Comparison

         The operating loss for "Corporate and Other" increased from $(10.9) million in the first six months of 1996 to $(13.2) million in the first six months of 1997, an increase of approximately $2.3 million (21.1%). This increased loss was principally due to (i) 1997 development costs associated with the Company's utility services (principally line locating) and consumer services (principally home security) and (ii) increased 1997 costs associated with international activities. These unfavorable impacts were partially offset by favorable 1997 adjustments associated with certain employee benefits.

NON-OPERATING INCOME AND EXPENSE

         Net income for the three months and six months ended June 30, 1997 was $0.7 million and $69.3 million, respectively, representing increases of approximately $2.8 million (133.3%) and $10.5 million (17.9%), respectively, from the corresponding periods of 1996 while, as discussed preceding, operating income decreased by approximately $3.0 million (7.6%) and $4.4 million (2.4%), respectively, during the same periods. The components of these decreases of $5.8 million and $14.9 million in net expense below the operating income line were as follows:

                                                Three Months                                      Six Months
                                                Ended June 30                                    Ended June 30
                                 --------------------------------------------    ----------------------------------------------
                                                              Increase                                          Increase
(millions of dollars)              1997         1996         (Decrease)            1997       1996             (Decrease)
                                 ----------  ----------- --------------------    ---------  ----------     --------------------
                                                                ($/%)                                             ($/%)
Interest expense, net (1)          $ 32.5      $ 34.5      $(2.0) / (5.8)%   (2)  $  68.0     $  70.7 (3)    $(2.7) / (3.8)%
Dividend on Trust Preferred           2.7         0.4       2.3 / 575.0%              5.4         0.4        5.0 / 1,250.0%
Other, net (1)                        0.2         2.3      (2.1) / (91.3)%   (4)     (6.1)        5.8 (5)   (11.9) / (205.2)%
Provision for income taxes            0.5         0.0         0.5 / N/A      (6)     45.4        45.8 (7)    (0.4) / (0.9)%
Extraordinary items                   -           4.5     (4.5) / (100.0)%           (0.2)        4.7       (4.9) / (104.3)%
                                 ==========  ===========                         =========  ==========
                                   $ 35.9      $ 41.7     $(5.8) / (13.9)%        $ 112.5     $ 127.4       $(14.9) / (11.7)%
                                 ==========  ===========                         =========  ==========

(1) The costs associated with the Company's Receivables Facility (approximately $3.9 million and $6.9 million for the three months and six months ended June 30, 1997, and $1.8 million and $4.8 million for the three months and six months ended June 30, 1996, respectively) are included with "Other, net" in 1996 and with "Interest expense, net" in
      1997, see (2), (3), (4) and (5) following and "Net Cash Flows from Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.
(2) After adjustment to add costs associated with the Receivables Facility to second-quarter 1996 interest expense, interest expense decreased by approximately $3.9 million from the second quarter of 1996 to the second quarter of 1997. Approximately $2.8 million (71.8%) of this favorable variance was attributable to a reduction in the average 1997 interest rate and the balance of approximately $1.1 million (28.2%) was due to a reduced level of debt in 1997.
(3) After adjustment to add costs associated with the Receivables Facility to interest expense for the six months ended June 30, 1996, interest expense decreased by approximately $7.5 million from the first six months of 1996 to the first six months of 1997. Approximately $4.3 million (57.3%) of this favorable variance was attributable to a reduced level of debt in 1997 and the balance of approximately $3.2 million (42.7%) was due to a reduction in the average 1997 interest rate.
(4) After adjustment to remove the second-quarter 1996 costs associated with the Receivables Facility, "Other, net" improved from expense of approximately $0.5 million in the second quarter of 1996 to expense of approximately $0.2 million in the second quarter of 1997.
(5) After adjustment to remove the costs associated with the Receivables Facility from the first six months of 1996, "Other, net" improved from expense of $1.0 million in the first six months of 1996 to income of $6.1 million in the corresponding period of 1997. Substantially all of this favorable variance was attributable to the close-out of certain interest rate swaps, see "Net Cash Flows from Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.
(6) This unfavorable variance was principally attributable to an increase in the second-quarter 1997 interim state effective tax rate, partially offset by a decrease in the second-quarter 1997 interim federal effective tax rate.
(7) This favorable variance reflects a $2.6 million reduction in income tax expense attributable to a decrease in the 1997 interim state effective tax rate, partially offset by a $2.2 million increase in income tax expense due to an increase in pre-tax income during the first six months of 1997.

Liquidity and Capital Resources

       The table below illustrates the sources of the Company's invested capital during the last four years and at June 30, 1997 and 1996.

                                                June 30,                                December 31,
                                        --------------------------   ----------------------------------------------------
INVESTED CAPITAL                           1997          1996           1996          1995         1994         1993
--------------------------------------  ------------  ------------   ------------  -----------  ------------ ------------
                                                                      (millions of dollars)
Long-Term Debt (1)                         $1,169.5      $1,107.0      $1,054.2      $1,474.9     $1,414.4     $1,629.4
Trust Preferred (2)                           164.4         167.7         167.8           -            -            -
Common Equity (3)                             862.5         787.9         800.5         637.3        587.4        578.0
Preferred Stock (4)                             -             -             -           130.0        130.0        130.0
                                        ------------  ------------   ------------  -----------  ------------ ------------
Total Capitalization                        2,196.4       2,062.6       2,022.5       2,242.2      2,131.8      2,337.4
Short-Term Debt                               423.0         280.3         392.0         128.8        274.6        192.4
                                        ------------  ------------   ------------  -----------  ------------ ------------
Total Invested Capital                     $2,619.4      $2,342.9      $2,414.5      $2,371.0     $2,406.4     $2,529.8
                                        ============  ============   ============  ===========  ============ ============

Receivables Facility (5)                   $  270.0      $  138.1      $  235.0      $  235.0     $  192.8     $  226.4
                                        ============  ============   ============  ===========  ============ ============

Total Capitalization:
  Long-Term Debt                              53.2%         53.7%          52.1%        65.8%         66.3%        69.7%
  Trust Preferred (2)                          7.5%          8.1%           8.3%       -             -            -
  Common Equity                               39.3%         38.2%          39.6%        28.4%         27.6%        24.7%
  Preferred Stock                            -             -              -              5.8%          6.1%         5.6%
Total Invested Capital:
  Senior Debt (5)(6)                          56.3%         56.2%          58.8%        70.6%         72.4%        74.3%
  Total Debt (5)                              60.8%         61.5%          63.5%        70.6%         72.4%        74.3%

(1) See "Long-Term Financing" under "Net Cash Flows from Financing Activities" following for additions, retirements and reacquisitions.
(2) Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp. A significant proportion of these securities were converted after announcement of the closing date of the Merger, see "Long-Term Financing" under "Net Cash Flows from Financing Activities" elsewhere herein.
(3) Includes unrealized gains on its investment in Itron, Inc. ("Itron"), net of tax of $7.8 million, $10.2 million, $15.3 million and $2.6 million at June 30, 1997 and 1996 and December 31, 1995 and 1994, respectively. The unrealized gain at December 31, 1996 was not material. At August 8, 1997, the Company's investment in Itron had declined to a market value of approximately $33.7 million, representing an unrealized gain of approximately $4.5 million, net of tax of approximately $2.6 million.
(4) Exchanged for the Company's 6% Convertible Subordinated Debentures due 2012 in June 1996.
(5) Proceeds received pursuant to the Company's Receivables Facility have been included with "Senior Debt" and "Total Debt" for all periods presented for purposes of calculating the ratios of "Senior Debt" and "Total Debt" to "Total Invested Capital", although such proceeds are not included with "Short-Term Debt" on the Company's Consolidated Balance Sheet (or in the table preceding) prior to January 1, 1997, see "Receivables Facility" under "Net Cash Flows from Financing Activities" elsewhere herein.
(6) Excludes the Company's 6% Convertible Subordinated Debentures due 2012 ("the Subordinated Debentures"), outstanding beginning in June 1996. At June 30, 1997, December 31, 1996 and June 30, 1996, $117.0 million, $122.7 million and $130.0 million, respectively, of the Subordinated Debentures were outstanding.

CASH FLOW ANALYSIS

         The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year. The following discussion of cash flows should be read in conjunction with the accompanying Statement of Consolidated Cash Flows and related supplemental cash flow information, and with the cash flow information included in the Company's 1996 Report on Form 10-K.

Net Cash Flows from Operating Activities

As indicated in the accompanying Statement of Consolidated Cash Flows, "Net cash provided by operating activities" increased from approximately $161.6 million in the first six months of 1996 to approximately $207.6 million in the first six months of 1997. This increase of approximately $46.0 million (28.5%) was principally attributable to:

* An increase of approximately $113.5 million in cash provided by the net of accounts receivable and accounts payable during the first six months of 1997, principally due to the relatively larger net asset balance existing at December 31, 1996 (in comparison to December 31, 1995) which was collected/paid during the first six months of 1997. In addition, cash used for the net of accounts receivable and accounts payable for the first six months of 1996 included a net cash outflow of approximately $96.9 million associated with utilization of the Company's Receivables Facility, see "Receivables Sales Facility" under "Net Cash Flows from Financing Activities" following. Cash flows associated with utilization of this facility are included with "Net Cash Flows from Financing Activities" beginning with January 1, 1997, see the discussion following.

This favorable variance was partially offset by:

* A decrease of approximately $44.2 million in cash provided from miscellaneous working capital items during the first six months of 1997, principally "Other current assets", "Other current liabilities" and "Income taxes payable". The increase of approximately $44.8 million in cash used for the net of "Other current assets" and "Other current liabilities"
     during the first six months of 1997 was principally due to the relatively larger net liability balance existing at December 31, 1996 (in comparison to December 31, 1995) which was paid/collected during the first six months of 1997. The increase of approximately $8.9 million in cash used for "Income taxes payable " during the first six months of 1997 was principally due to increased 1997 income tax payments reflecting the relatively higher December 31, 1996 balance in income taxes payable and increased 1997 pre-tax income. These unfavorable impacts were partially offset by a net increase of $9.5 million associated with other working capital items, principally inventories.

* A decrease of approximately $17.1 million in cash provided by deferred gas costs during the first six months of 1997, principally due to (1) the relatively larger December 31, 1995 balance (in comparison to December 31,
     1996) which was collected during the first six months of 1996, and (2) the relatively larger balance of refundable amounts built up during the first six months of 1996.

* A decrease of approximately $3.4 million in cash provided from income before non-cash charges and credits during the first six months of 1997, see "Material Changes in the Results of Continuing Operations" elsewhere herein.

* A decrease of approximately $2.8 million in recoveries under gas contract settlements during the first six months of 1997 as the underlying agreements continue to unwind.

         As further described in the Company's 1996 Report on Form 10-K, the Company has a Receivables Facility pursuant to which it transfers an interest in a pool of accounts receivables to a third party in exchange for cash. Prior to January 1, 1997, transfers of receivables under this facility were accounted for as sales, with net cash inflows or outflows included with "Cash Flows from Operating Activities" in the Company's Statement of Consolidated Cash Flows. Subsequent to January 1, 1997 (in accordance with the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which does not allow retroactive application), such cash flows are attributed to financing activities, see "Net Cash Flows from Financing Activities" elsewhere herein.

Net Cash Flows from Investing Activities

     The Company's capital expenditures by business unit for the six months ended June 30, 1997 and 1996 were as follows:

                                        Six Months
                                      Ended June 30               Increase(Decrease)
                                ---------------------------   ----------------------------
                                   1997           1996             $              %
                                ------------   ------------   ------------   -------------
                                  (millions of dollars)
Natural Gas Distribution           $ 52.4         $ 48.2         $ 4.2            8.7%
Interstate Pipelines                  3.8            8.0          (4.2)         (52.5)%
Energy Marketing and Gathering        8.7            5.4           3.3           61.1%
Corporate and Other                   2.5            0.5           2.0          400.0%
                                ------------   ------------   ------------
  Consolidated                     $ 67.4         $ 62.1         $ 5.3            8.5%
                                ============   ============   ============

         As indicated in the preceding table, the Company's capital expenditures increased from $62.1 million in the first six months of 1996 to $67.4 million in the first six months of 1997, an increase of approximately $5.3 million (8.5%), as increases in (i) Natural Gas Distribution, (ii) Energy Marketing and Gathering and (iii) Corporate and Other were partially offset by a decrease in Interstate Pipelines. The increase of approximately $4.2 million (8.7%) in Natural Gas Distribution, which, as with the other variances discussed following, is within the normal range of dollar variation in the Company's capital spending program, was principally due to increased 1997 expenditures for replacements, reinforcements and system extensions. The increase of $3.3 million (61.1%) in 1997 spending for EM&G was principally associated with the Company's natural gas gathering business for (1) increased compression and (2) new facilities and expansion. The increase of approximately $2.0 million in Corporate and Other was principally due to the acquisition, in March 1997, of certain home security contracts in Little Rock, Arkansas by NorAm Consumer Services. The decrease of approximately $4.2 million (52.5%) in Interstate Pipelines, was principally due to decreased 1997 expenditures for compression and new construction, partially offset by increased 1997 expenditures for replacements and reinforcements.

         The increase in cash used for "Other, net" in 1997 was principally due to payments made under the indemnity provisions of sale agreements.

Net Cash Flows from Financing Activities

         The reader is directed to the Company's 1996 Report on Form 10-K for additional information concerning the Company's outstanding debt and equity securities, financing facilities and recent financing transactions.

Short-Term Financing

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's principal sources of short-term liquidity are (1) its unsecured Credit Agreement ("the Credit Facility") with Citibank, N.A., as Agent and a group of eighteen other commercial banks which provides a $400.0 million commitment to the Company through December 11, 1998, (2) the Company's Receivables Facility (as further described following) and (3) informal bank lines of credit. Following is selected information concerning the Company's short-term bank borrowings.




Short-Term Borrowings                           Three Months                          Six Months
                                                Ended June 30                        Ended June 30
                                       --------------------------------    ----------------------------------
                                           1997              1996               1997               1996
                                       --------------   ---------------    ----------------   ---------------
Weighted average amount borrowed (1)       $  99.5           $ 0.0               $ 102.4         $ 10.0
Maximum amount borrowed (1)                $ 175.0           $ 0.0               $ 175.0         $ 51.0
Weighted average rate (1)                    5.80%           N/A                   5.91%          6.28%

                                                   June 30                   December 31
                                       --------------------------------    ----------------
                                           1997              1996               1996
                                       --------------   ---------------    ----------------
Amount Borrowed: (2)
  The Facility                              $  0.0           $ 0.0                $ 80.0
  Informal lines of credit                  $ 72.0           $ 0.0                $ 35.0
Weighted average rate (1)                    6.74%            N/A                  6.29%

(1) As applicable, includes both the Credit Facility and informal credit lines. Weighted average amount borrowed and maximum amount borrowed are based on week-end balances.
(2) The Company had no borrowings under the Credit Facility at July 31, 1997, and therefore, had $400.0 million of remaining capacity under the Credit Facility at July 31, 1997, which amount is expected to be adequate for the Company's current and projected needs for short-term financing. In addition, the Company had $72.5 million of borrowings under informal credit lines at July 31, 1997.

         As further described in the Company's 1996 Report on Form 10-K, under an August 1996 agreement, the Company transfers, to a third party, an undivided interest in a designated pool of accounts receivable (currently limited to a maximum of $300.0 million) with limited recourse and subject to a floating interest rate provision. Following is selected information concerning the utilization of this facility.

Receivable Sales Facility
                                              Three Months                           Six Months
                                              Ended June 30                         Ended June 30
                                     --------------------------------    ------------------------------------
                                          1997             1996                1997               1996
                                     ---------------   --------------    -----------------   ----------------
                                                             (millions of dollars)
Net cash inflows (outflows)             $  45.0           $ (55.2)           $  35.0             $ (96.9)
Pre-tax loss on sale (1)                    3.9              (1.8)               6.9                (4.8)
Average receivables sold (2)            $ 269.2           $ 122.5            $ 240.4             $ 157.9
Weighted average rate (2) (3)             5.61%             5.32%              5.50%               5.47%

                                                 June 30                   December 31
                                     --------------------------------    -----------------
                                          1997             1996                1996
                                     ---------------   --------------    -----------------
Receivables sold and uncollected (4)     $ 270.0          $ 138.1            $ 235.0
Collateral for receivables sold          $  39.9          $  18.6            $  34.2

(1)  See the discussion of financial statement classification following.
(2)  Based on daily balances.
(3) Exclusive of a facility fee payable on the full commitment of $300.0 million which was 40 basis points through March 1, 1996 and currently is 17 basis points. The rate in effect at June 30, 1997 (exclusive of the facility fee) was 5.66%.
(4) At July 31, 1997, an interest in $276.0 million of the Company's receivables had been transferred pursuant to the Receivables Facility.

         As further described in the Company's 1996 Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective as of January 1, 1997 (SFAS 125 does not allow retroactive application). Therefore, for periods prior to January 1, 1997,
(1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows From Operating Activities" in the Company's Statement of Consolidated Cash Flows, (2) receivables transferred pursuant to the Receivables Facility are deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet and (3) the costs associated with utilization of the Receivables Facility are reported as "Loss on sale of accounts receivable", a component of "Other, net", included under "Other (Income) and Deductions" in the Company's Statement of Consolidated Income. Subsequent to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows from Financing Activities" in the Company's Statement of Consolidated Cash Flows, (2) amounts received pursuant to the facility are not deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet but, rather, such amounts are reported as short-term debt, and (3) the costs associated with utilization of the Receivables Facility are included with "Interest expense, net" in the Company's Statement of Consolidated Income.

         As described in the Company's 1996 Report on Form 10-K, certain of the Company's cash balances reflect credit balances to the extent that checks written have not yet been presented for payment. Such balances are included with "Accounts payable, principally trade" in the Company's Consolidated Balance Sheet, and changes in such balances are reported as "Increase (decrease) in overdrafts" in the Company's Statement of Consolidated Cash Flows.

Long-Term Financing

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's long-term financing historically has been obtained through the issuance of common stock, preferred stock, unsecured debentures and notes (the Company is precluded under an indenture from issuing mortgage debt), bank term loans and, recently, Trust Preferred Securities.
Following is a discussion of recent financing activities.

         The Company made debt reacquisitions and retirements totaling $230.5 million and $341.2 million in the first six months of 1997 and 1996, respectively, see "Retirements and Reacquisitions of Long-Term Debt" included under Note D of the accompanying Notes to Consolidated Financial Statements. In April 1997, the Company retired, at maturity, the $225.0 million principal amount of its 9.875% Notes Due 1997 then outstanding, principally utilizing additional borrowings under the Company's Receivables Facility and its Credit Facility (each as described elsewhere herein). As described in the Company's 1996 Report on Form 10-K, the Company elected to utilize a smaller, shorter-term debt instrument for the refinancing associated with this debt maturity principally due to the pending merger with Houston Industries Incorporated, see "Merger With Houston Industries" elsewhere herein. On May 15, 1997, the Company obtained an unsecured, 18-month bank term loan ("the Term Loan") in the amount of $150.0 million. The Term Loan carries a floating interest rate based on three-month LIBOR (approximately 6.78% at inception and subject to adjustment based on the Company's credit rating) and allows prepayment without penalty.

         As a result of the merger with Houston Industries Incorporated, the Company's outstanding convertible securities became convertible into a combination of cash and Houston Industries Common Stock, see "Merger with Houston Industries Incorporated" under "Recent Developments" elsewhere herein.

         After the July 31, 1997 announcement of the closing date of the Merger, a significant proportion of the holders of the Trust Securities elected to exercise their right to convert such securities into shares of NorAm Common Stock, resulting in the issuance of approximately 11.4 million incremental NorAm common shares. As of August 5, 1997, 611,385 shares of the Trust Securities remained outstanding, representing approximately $30.6 million of liquidation value.

         As more fully discussed in the Company's 1996 report on Form 10-K, the Company enters into interest rate swaps in which, in general, one party pays a fixed rate on the notional amount while the other party pays a LIBOR-based rate for the purposes of (1) effectively fixing the interest rate on debt expected to be issued for refunding purposes and (2) adjusting the amount of its overall debt portfolio which is exposed to market interest rate fluctuations. The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.3 million and $0.6 million for the three months and six months ended June 30, 1997, respectively, and to decrease the Company's interest expense by $0.6 million and $1.4 million for the three months and six months ended June 30, 1996, respectively. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 1997:


Interest Rate Swap Portfolio at June 30, 1997 (1)
--------------------------------------------------------------------                              Estimated
(dollars in millions)                                                                              Market
                           Notional                Period                  Interest Rate          Value (3)
      Initiated             Amount                 Covered               Fixed/Floating (2)      Gain(Loss)
-----------------------   ------------    --------------------------    ---------------------  ----------------
February 1996               $   50.0      Mar. 1996 - Jan. 1998            4.76% / 5.84%              $  0.3
February 1996                   50.0      Jun. 1996 - Dec. 1997            4.71% / 5.85%                 0.3
March 1997 (4)                  75.0      May 1997 - Dec. 1998             6.47% / 6.11%                (0.4)
March 1997 (4)                  75.0      May 1997 - Dec. 1998             6.43% / 6.11%                (0.4)
                          ------------                                                         ----------------
       Totals                $ 250.0                                                                  $ (0.2)
                          ============                                                         ================

(1) All swaps outstanding at June 30, 1997 were entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the Company is the fixed-price payor. The floating rate is estimated as of June 30, 1997.
(3) Represents the estimated amount which would have been realized upon termination of the swap at June 30, 1997.
(4) Due, in part, to the increase in floating interest rate exposure which was expected to result from amounts outstanding under the Term Loan as discussed preceding, in March 1997, the Company entered into incremental interest rate swaps with a total notional amount of $150.0 million. These swaps cover the period from May 1, 1997 to December 1, 1998 and require the Company to pay an average fixed rate of approximately 6.45%, while the counterparties (commercial banks) pay a rate based on 3-month LIBOR.

         As discussed in the Company's 1996 Report on Form 10-K, in March 1997, the Company closed out the $200.0 million of swaps which had been serving as hedges of the anticipated refinancing associated with the April 1997 maturity of the $225.0 million of the Company's 9.875% Notes Due 1997, receiving cash proceeds of approximately $8.7 million. Approximately $1.0 million of such proceeds is serving to reduce the effective interest rate on the Term Loan (as described preceding), and the balance was credited to earnings in March 1997, reported as a component of "Other, net" in the Company's Statement of Consolidated Income.

Other Financing Activities

         The Company received cash proceeds from sales of its common stock pursuant to its Direct Stock Purchase Plan ("the DSPP") of approximately $5.2 million during the first six months of 1996. Sales of stock pursuant to the DSPP were suspended as a result of the pending merger with Houston Industries and the DSPP was canceled effective with consummation of the merger, see "Merger With Houston Industries" under "Recent Developments" elsewhere herein. The Company paid cash common dividends of $19.3 million and $17.5 million during the first six months of 1997 and 1996, respectively, and declared an additional common dividend in July 1997, see "Dividend Declaration" under "Recent Developments" elsewhere herein. The Company paid cash preferred dividends of $3.9 million during the first six months of 1996. As further discussed in the Company's 1996 Report on Form 10-K, the Company's $3.00 Convertible Exchangeable Preferred Stock, Series A was exchanged in June 1996 for the Company's 6% Convertible Subordinated Debentures due 2012.

Debt and Dividend Limitations

         As further discussed in the Company's 1996 Report on Form 10-K, the Credit Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, as well as placing a limitation of
(1)  $2,055   million  on  total  debt  (unless  the  ratio  of  total  debt  to capitalization is less than or equal to 60%) and (2) $200.0 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Credit Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at June 30, 1997, the Company had incremental debt capacity of $400.7 million and, while the Company is not required to calculate and apply the stockholders' equity limitation on an interim basis, if it were applied at June 30, 1997, the Company would have had incremental dividend capacity of $244.3 million.

COMMITMENTS

         Leases. As described in the Company's 1996 Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

         Capital Expenditures. The Company had capital commitments of less than $20.0 million at June 30, 1997, which projects are expected to be funded through cash provided by operations and/or incremental borrowings, see "Net Cash Flows from Investing Activities" under "Liquidity and Capital Resources" elsewhere herein. As described in the Company's 1996 Report on Form 10-K, the Company expects to participate in the construction of several distribution systems in Colombia. While construction of these facilities has not yet begun and contracts for such construction have not been awarded, the Company will be required to fund certain amounts in order to maintain its current ownership interest.

         Transportation Agreement. As further discussed in the Company's 1996 Report on Form 10-K, the Company has an agreement with ANR Pipeline Company ("ANR") pursuant to which the Company (1) currently retains $41.0 million previously advanced by ANR, (2) provides 130 MMcf/day of capacity in certain of the Company's transportation facilities to ANR and (3) is committed to refund $5.0 million and $36.0 million to ANR in 2003 and 2005, respectively, in exchange for ANR's release of 30 MMcf/day and 100 MMcf/day, respectively, of such capacity.

CONTINGENCIES

         Letters of Credit. At June 30, 1997, the Company was obligated for approximately $35.8 million under letters of credit which are incidental to its ordinary business operations.

         Indemnity Provisions. As discussed in the Company's 1996 Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

         Sale of Receivables. Certain of the Company's receivables are collateral for amounts received pursuant to the Receivables Facility, see "Net Cash Flows from Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.

         Gas Contract Issues. As discussed in the Company's 1996 Report on Form 10-K, the Company is a party to certain claims involving, and has certain commitments under, its gas purchase contracts. The nature of the Company's natural gas marketing business is such that, in general, and particularly during periods of production interruptions, delivery curtailments and shortages of pipeline capacity, disputes arise as to compliance with terms of purchase/delivery commitments and related pricing provisions. While certain of these disputes are not resolved for extended periods of time, the Company believes that it has adequately reserved for any such amounts in dispute which may ultimately not be resolved in its favor.

         Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1996 Report on Form 10-K, the Company has off-balance-sheet risk as a result of
(1) its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein and (2) its energy risk management activities, see "Energy Marketing and Gathering" under "Material Changes in the Results of Operations" elsewhere herein.

         Litigation. The Company is a party to litigation which arises in the normal course of business, see "Legal Proceedings" elsewhere herein.

         Environmental. As more fully described in the Company's 1996 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

         In addition, the Company has identified sites with possible mercury contamination based on the type of facilities located on these sites. The Company has not confirmed the existence of contamination at these sites, nor has any federal, state or local governmental agency imposed on the Company an obligation to investigate or remediate existing or potential mercury contamination. To the extent that any compliance costs are ultimately identified and quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

         On June 18, 1997, the Mississippi Department of Environmental Quality advised the Company that the Company, through its Entex Distribution Division had been identified as a potentially responsible party at a former manufactured gas plant site in Biloxi, Mississippi, see "Legal Proceedings" following.

         On October 24, 1994, the United States Environmental Protection Agency advised MRT that it had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see "Legal Proceedings" following.

         On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that it had been named a potentially responsible party under state law with respect to a hazardous substance site in Shreveport, Louisiana, see "Legal Proceedings" following.

         While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

                           Part II. Other Information

Item 1. Legal Proceedings

         On June 18, 1997, the Mississippi Department of Environmental Quality advised the Company that the Company, through its Entex Distribution Division, had been identified as a potentially responsible party at a former manufactured gas plant site in Biloxi, Mississippi. Considering the information currently known about the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries Incorporated ("HI") to enjoin the merger between the Company and HI (see "Merger with Houston Industries Incorporated" under "Recent Developments" elsewhere herein) or to rescind such merger and/or to recover damages in the event that the merger transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, the Company's Board of Directors breached its fiduciary duties and that HI aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

         On October 24, 1994, the United States Environmental Protection Agency advised MRT, a wholly-owned subsidiary of the Company, that MRT, together with a number of other companies, had been named under federal law as a potentially responsible party for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of these matters will not be material.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27, Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                     SIGNATURES


                Pursuant   to   the   requirements   of  the
                Securities   Exchange   Act  of  1934,   the
                Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NorAm Energy Corp.
                                       (Registrant)


                                       By:  /s/Mary P. Ricciardello
                                               Mary P. Ricciardello
                                               Vice President & Comptroller
                                               (Principal Accounting Officer)





Dated:   August 14, 1997