Form 10-Q
period 1997-09-30
NORAM ENERGY CORP/
filed 1997-11-14
CIK 1042773

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1997


                         Commission File Number 1-13265


                               NorAm Energy Corp.*
                           (Formerly HI Merger, Inc.)
             (Exact name of registrant as specified in its charter)


                Delaware                           76-0511406
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification Number)

                           1111 Louisiana
                           Houston, Texas                        77002
               (Address of principal executive offices)        (Zip Code)

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

                                    Yes  x     No
                                       -----      -----

                  ----------------------------------------------

     NorAm Energy Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in such instruction.

                  ----------------------------------------------

     All 1,000 shares of NorAm Energy Corp. common stock outstanding are owned by Houston Industries Incorporated.

* On August 6, 1997, NorAm Energy Corp. merged with and into HI Merger, Inc., a subsidiary of Houston Industries Incorporated. HI Merger, Inc. was renamed NorAm Energy Corp. effective upon consummation of the merger.

                                      INDEX
                                      -----
                                                                        Page

Part I.  Financial Information                                            3

   Item 1.  Financial Statements

   CONSOLIDATED BALANCE SHEETS:
            Current NorAm
                     September 30, 1997                                   3
            Predecessor NorAm
                     December 31, 1996                                    3

   CONSOLIDATED STATEMENTS OF INCOME:
            Current NorAm
                     Two Months Ended September 30, 1997                  5
            Predecessor NorAm
                     One Month Ended July 31, 1997, Seven
                     Months Ended July 31, 1997 and Three
                     Months and Nine Months Ended
                     September 30, 1996                                   5

   STATEMENTS OF CONSOLIDATED CASH FLOWS:
            Current NorAm
                     Two Months Ended September 30, 1997                  6
            Predecessor NorAm
                     Seven Months Ended July 31, 1997 and
                     Nine Months Ended September 30, 1996                 6

   STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY:
            Current NorAm
                     Two Months Ended September 30, 1997                  7
            Predecessor NorAm
                     Seven Months Ended July 31, 1997 and
                     Nine Months Ended September 30, 1996                 7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8

   Item 2.  Management's Narrative Analysis of Results
            of Operations                                                13

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                            18

Part II. Other Information

   Item 1.  Legal Proceedings                                            18

   Item 6.  Exhibits and Reports on Form 8-K                             18

Signature                                                                19

                          Part 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                 Current                Predecessor
                                                                                  NorAm                    NorAm
                                                                              -------------             ------------
ASSETS                                                                        September 30,             December 31,
                                                                                   1997                      1996
                                                                              -------------             -----------
Property, Plant and Equipment
  Natural gas distribution                                                    $   1,287,648             $  2,158,013
  Interstate pipelines                                                            1,291,202                1,685,959
  Energy marketing and gathering                                                    161,546                  252,509
  Other                                                                              14,810                   20,150
                                                                              -------------             ------------
                                                                                  2,755,206                4,116,631

  Less accumulated depreciation and amortization                                     22,001                1,675,576
                                                                              -------------             ------------
                                                                                  2,733,205                2,441,055
                                                                              -------------             ------------


Investments and Other Assets
  Goodwill, net                                                                   1,955,788                  466,938
  Other                                                                             216,352                  178,307
                                                                              -------------             ------------
                                                                                  2,172,140                  645,245
                                                                              -------------             ------------


Current Assets
  Cash and cash equivalents                                                          21,860                   27,981
  Accounts and notes receivable, net, principally customer                          577,196                  696,982
  Accounts receivable from parent                                                    29,395                       --
  Deferred income taxes                                                              15,804                   10,495
  Inventories
    Gas in underground storage                                                       88,991                   70,651
    Materials and supplies                                                           32,743                   30,595
    Other                                                                               912                      631
  Deferred gas cost                                                                  13,448                      231
  Gas purchased in advance of delivery                                                6,200                    6,200
  Other current assets                                                               24,501                   14,561
                                                                              -------------             ------------
                                                                                    811,050                  858,327


Deferred Charges, net                                                                63,653                   72,850
                                                                              -------------             ------------


TOTAL ASSETS                                                                  $   5,780,048             $  4,017,477
                                                                              =============             ============



                 See Notes to Consolidated Financial Statements.

                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)
                                   (UNAUDITED)


                                                                                Current                 Predecessor
                                                                                 NorAm                     NorAm
                                                                              -------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          September 30,              December 31,
                                                                                  1997                      1996
                                                                              -------------             ------------
Stockholders' Equity

  Common stock                                                                $           1             $     86,193
  Paid-in capital                                                                 2,460,233                1,001,053
  Accumulated deficit                                                                (6,646)                (286,703)
  Unrealized investment gain, net of tax                                              3,809                        5
                                                                              -------------             ------------
    Total Stockholders' Equity                                                    2,457,397                  800,548
                                                                              -------------             ------------


 NorAm-Obligated Mandatorily Redeemable Convertible
    Preferred Securities of Subsidiary Trust Holding Solely
    Subordinated Debentures of NorAm                                                 39,117                  167,768
                                                                              -------------             ------------


Long-Term Debt, Less Current Maturities                                           1,185,875                1,054,221
                                                                              -------------             ------------


Current Liabilities
  Current maturities of long-term debt                                              134,236                  277,000
  Notes payable to banks                                                            180,000                  115,000
  Receivables facility                                                              295,000                       --
  Accounts payable, principally trade                                               456,535                  762,164
  Interest payable                                                                   22,387                   31,928
  Taxes accrued                                                                      35,933                   62,766
  Customers' deposits                                                                34,698                   35,711
  Other current liabilities                                                         101,095                  113,628
                                                                              -------------             ------------
                                                                                  1,259,884                1,398,197
                                                                              -------------             ------------


Other Liabilities and Deferred Credits
  Accumulated deferred income taxes                                                 491,790                  320,506
  Other                                                                             345,985                  276,237
                                                                              -------------             ------------
                                                                                    837,775                  596,743
                                                                              -------------             ------------

Commitments and Contingencies
                                                                              -------------             ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   5,780,048             $  4,017,477
                                                                              =============             ============



                 See Notes to Consolidated Financial Statements.

                       NorAm Energy Corp. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)
                                   (unaudited)


                                                     Current
                                                      NorAm                                Predecessor NorAm
                                                  -------------       ------------------------------------------------------------
                                                   Two Months         One Month      Seven Months    Three Months     Nine Months
                                                      Ended             Ended           Ended           Ended            Ended
                                                  September 30,        July 31,         July 31,     September 30,   September 30,
                                                      1997               1997             1997            1996            1996
                                                   ------------    ------------      ------------     -----------    -------------
      Operating Revenues                          $     749,412    $    396,868      $  3,337,048     $   899,283    $   3,208,271
                                                   ------------    ------------      ------------     -----------    -------------
      Operating Expenses
        Natural gas purchased, net                      528,669         334,176         2,700,400         688,499        2,401,038
        Operation and maintenance, cost
         of sales and other                             159,554          52,696           306,309         131,416          385,056
        Depreciation and amortization                    31,798          12,456            84,901          36,109          107,681
        Taxes other than income taxes                    17,767           8,419            73,142          24,625           87,263
        Merger transaction costs                            843          15,918            17,256              --               --
        Early retirement and severance                       --              --                --              --           22,344
                                                   ------------    ------------      ------------     -----------    -------------
                                                        738,631         423,665         3,182,008         880,649        3,003,382
                                                   ------------    ------------      ------------     -----------    -------------

      Operating Income (Loss)                            10,781         (26,797)          155,040          18,634          204,889
                                                   ------------    ------------      ------------     -----------    -------------

      Other (Income) and Deductions
        Interest expense, net                            18,471          10,665            78,660          30,976          101,683
        Distributions on subsidiary trust
          securities                                         --             903             6,317           2,703            3,128
        Other, net                                         (258)         (1,115)           (7,210)            637            6,390
                                                   ------------    ------------      ------------     -----------    -------------
                                                         18,213          10,453            77,767          34,316          111,201
                                                   ------------    ------------      ------------     -----------    -------------

      Income (Loss) Before Income Taxes                  (7,432)        (37,250)           77,273         (15,682)          93,688

      Income Tax Expense (Benefit)                         (786)        (14,013)           31,398          (7,499)          38,339
                                                   ------------    ------------      ------------     -----------    -------------

      Income (Loss) Before Extraordinary
         Item                                            (6,646)        (23,237)           45,875          (8,183)          55,349
      Extraordinary Gain (Loss) on Early
         Retirement of Debt, less Taxes                      --              --               237             477           (4,256)
                                                   ------------    ------------      ------------     -----------    -------------
      Net Income (Loss)                                  (6,646)        (23,237)           46,112          (7,706)          51,093
      Preferred Dividend Requirement                         --              --               --               --            3,597
                                                   ------------    ------------      ------------     -----------    -------------
      Earnings Available to Common Stock           $     (6,646)   $    (23,237)     $     46,112     $    (7,706)    $     47,496
                                                   ============    ============      ============     ===========     ============

                 See Notes to Consolidated Financial Statements.

                       NorAm Energy Corp. and Subsidiaries
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                            (in thousands of dollars)
                                   (unaudited)

                                                                 Current
                                                                  NorAm            Predecessor NorAm
                                                              ------------   ---------------------------
                                                               Two Months    Seven Months    Nine Months
                                                                  Ended          Ended          Ended
                                                              September 30,    July 31,     September 30,
                                                                   1997          1997            1996
                                                              ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $     (6,646)  $     46,112   $      51,093
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation and amortization                                 31,798         84,901         107,681
      Deferred income taxes                                          8,748         14,589          21,579
      Early retirement and severance, less cash costs                   --             --          12,941
      Extraordinary (gain) loss, less taxes                             --           (237)          4,256
      Other                                                          3,398          1,846           2,675
  Changes in certain assets and liabilities, net of non-cash transactions:
      Accounts and notes receivable, net                            11,805        313,586         201,295
      Inventories                                                  (30,749)         9,980         (42,894)
      Deferred gas costs                                            (5,502)        (7,715)          5,613
      Other current assets                                          (8,812)        (1,128)         (4,939)
      Accounts payable, principally trade                          (63,621)      (224,590)       (154,045)
      Interest payable                                              (6,938)        (2,603)         (8,524)
      Taxes accrued                                                 (9,440)       (17,393)         (8,777)
      Customers' deposits                                              (70)          (943)         (1,519)
      Other current liabilities                                     10,100        (22,633)           (330)
      Recoveries under gas contract disputes                           500          5,500           8,800
                                                              ------------   ------------   -------------
        Net cash provided by (used in) operating activities        (65,429)       199,272         194,905
                                                              ------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of NorAm, net of cash acquired                       (1,422,672)            --              --
  Capital expenditures                                             (28,740)       (88,638)       (116,200)
  Other, net                                                          (275)        (6,424)         17,500
                                                              ------------   ------------   -------------
        Net cash used in investing activities                   (1,451,687)       (95,062)        (98,700)
                                                              ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash portion of capital contribution from Houston
     Industries                                                  1,426,067             --              --
  Retirements and reacquisitions of long-term debt                    (488)      (230,667)       (394,997)
  Issuance of bank term loan                                            --        150,000              --
  Public issuance of common stock                                       --             --         108,963
  Issuance of subsidiary trust securities                               --             --         167,756
  Other interim debt borrowings (repayments)                       107,500        (42,500)         48,000
  Increase in receivables facility                                  19,000         41,000              --
  Other issuance of common stock                                        --             --           7,572
  Common and preferred stock dividends                                  --        (19,281)        (30,937)
  Decrease in overdrafts                                           (13,103)       (27,348)         (1,526)
                                                              ------------   ------------   -------------
        Net cash provided by (used in) financing activities      1,538,976       (128,796)        (95,169)
                                                              ------------   ------------   -------------

Net increase (decrease) in cash and cash equivalents                21,860        (24,586)          1,036
      Cash and cash equivalents - beginning of period                   --         27,981          13,311
                                                              ------------   ------------   -------------
      Cash and cash equivalents - end of period               $     21,860   $      3,395   $      14,347
                                                              ============    ===========   =============

               For supplemental cash flow information,see Note D.

                 See Notes to Consolidated Financial Statements.

                       NorAm Energy Corp. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)


                                                                                                            Unrealized
                                        Common Stock         Preferred Stock                                Investment
                                  ----------------------- ----------------------    Paid-in   Accumulated   Gain (Loss),
                                     Shares      Amount     Shares       Amount     Capital     Deficit     Net of Tax     Total
                                  ------------  ---------  ----------  ----------  ----------  ----------   ----------  ----------
PREDECESSOR NORAM:
 Balance at January 1, 1996        124,803,693  $  78,002   2,600,000  $  130,000  $  880,885   $ (336,940)  $ 15,316   $  767,263

 Net Income                                                                                         51,093                  51,093

 Cash Dividends:
   Preferred stock - $1.50 per
     share                                                                                          (3,597)                 (3,597)

   Common stock - $0.21 per
     share                                                                                         (27,340)                (27,340)

 Change in Market Value of
     Investment, net of tax                                                                                    (7,179)      (7,179)

 Conversion to Subordinated
    Debentures                                             (2,600,000)   (130,000)                                        (130,000)

 Issuance of Common Stock under
    Direct Stock Purchase Plan         739,235        462                               7,110                                7,572

 Public Issuance of Common Stock    11,500,000      7,188                             101,775                              108,963

 Other Issuances                       177,982        111                               4,626                                4,737
                                  ------------  ---------  ----------  ----------  ----------   ----------   --------   ----------

 Balance at September 30, 1996     137,220,910  $  85,763          --          --  $  994,396   $ (316,784)  $  8,137   $  771,512
                                  ============= =========  ==========  ==========  ==========   ==========   ========   ==========

 Balance at January 1, 1997        137,908,173  $  86,193                          $1,001,053   $ (286,703)  $      5   $  800,548


 Net Income                                                                                         46,112                  46,112

 Cash Dividends:
   Common stock - $0.14 per
     share                                                                                         (19,281)                (19,281)

 Change in Market Value of
   Investment, net of tax                                                                                       5,874        5,874

 Conversion of NorAm-Obligated
   Mandatorily Redeemable
   Convertible Preferred
   Securities of Subsidiary
   Trust Holding Solely
   Subordinated  Debentures of
   NorAm to Common Stock            11,428,262      7,143                            131,425                               138,568


 Other Issuances                       347,527        216                              5,796                                 6,012
                                  ------------  ---------  ----------  ---------- ----------    ----------   --------   ----------

 Balance at July 31, 1997          149,683,962     93,552          --          --  1,138,274      (259,872)     5,879      977,833

CURRENT NORAM (POST ACQUISITION):
 Adjustments due to Acquisition:
   Eliminate Predecessor NorAm
     Balances                     (149,683,962)   (93,552)                        (1,138,274)      259,872     (5,879)    (977,833)

   Capital contribution from
     Houston Industries                  1,000          1                          2,460,233                             2,460,234


 Net Loss                                                                                           (6,646)                 (6,646)

 Change in Market Value of
   Investment, net of tax                                                                                       3,809        3,809
                                  ------------  ---------  ----------  ---------- ----------    ----------   --------   ----------
Balance at September 30, 1997            1,000  $       1          --          -- $2,460,233    $   (6,646)  $  3,809   $2,457,397
                                  ============  =========  ==========  ========== ==========    ==========   ========   ==========

              See Notes to Consolidated Financial Statements.

                       NorAm Energy Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)


A.       BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements and these notes (collectively, "the Interim Financial Statements") include the accounts of NorAm Energy Corp. and its subsidiaries, all of which are wholly owned (collectively, "NorAm"). The Interim Financial Statements are unaudited. In addition, certain information and notes that typically are included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in reliance upon Securities and Exchange Commission regulations applicable to interim financial reporting. The Interim Financial Statements should be read in conjunction with NorAm's 1996 Annual Report on Form 10-K (File No. 1-3751) ("NorAm's Form 10-K"). For additional information on significant accounting policies, see Note C.

         The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of Management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) seasonal temperature variations in energy consumption and (ii) the timing of maintenance and other expenditures. In addition, certain amounts from the previous year have been reclassified to conform to the current presentation. Such reclassifications do not affect earnings.

         The acquisition of NorAm by Houston Industries Incorporated ("Houston Industries") on August 6, 1997 created a new basis of accounting, resulting in new carrying values for certain of NorAm's assets, liabilities and equity, see Note B.

B.       ACQUISITION OF NORAM ENERGY CORP. BY HOUSTON INDUSTRIES

         On August 6, 1997 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated August 11, 1996, NorAm merged with and into a wholly-owned subsidiary of Houston Industries, thereby becoming a wholly-owned subsidiary of Houston Industries (the "Merger"). Houston Industries is a holding company with headquarters in Houston, Texas, whose principal pre-merger operations were conducted by Houston Lighting & Power Company, the electric utility serving a 5,000 square mile area of the Texas Gulf Coast, including Houston, Texas.

         The Merger was recorded as a purchase for accounting purposes and, accordingly, Houston Industries has preliminarily assigned its purchase price of approximately $2.4 billion to the assets and liabilities of NorAm at the Acquisition Date based on their respective estimated fair market values (with the residual assigned to goodwill), resulting in a "new basis" of accounting. In the Interim Financial Statements, periods which reflect the new basis of accounting are labeled as "Current NorAm" and periods which do not reflect the new basis of accounting are labeled "Predecessor NorAm". Predecessor NorAm's Consolidated Statement of Income for the seven months ended July 31, 1997 includes certain adjustments from August 1, 1997 to the closing date for pre-merger transactions.

         NorAm's Consolidated Balance Sheets for periods after the Acquisition Date reflect adjustments associated with Houston Industries' assignment of purchase price, principally consisting of (1) the revaluation of certain property, plant and equipment and long-term debt to its estimated fair market value, (2) the recognition of certain pension and postretirement benefit obligations previously being recognized through amortization, (3) the recognition of goodwill as described above, (4) the elimination of NorAm's historical goodwill, (5) the elimination of NorAm's historical stockholders' equity balances and accumulated depreciation and amortization as of the Acquisition Date and (6) the recognition of the associated deferred income tax effects. In addition, NorAm's pre-Merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries), rendering presentation of per share data no longer meaningful. Houston Industries' debt to fund the cash portion of the purchase consideration has not been pushed down to NorAm. Shares of NorAm's Common Stock are pledged as collateral under a $1.64 billion loan arrangement entered into by a subsidiary of Houston Industries in connection with the Merger. In addition, the common stock of any subsidiary of NorAm which is considered to be significant in relation to Houston
         Industries is pledged.

         NorAm's Statements of Consolidated Income for periods after the Acquisition Date are principally affected by (1) the impact of the amortization (over 40 years) of the newly-recognized goodwill, partially offset by the elimination of the amortization of NorAm's historical goodwill, (2) the incremental depreciation associated with the net increase in property, plant and equipment, (3) the amortization (to interest expense) of the revaluation of long-term debt, (4) the removal of the amortization previously associated with the pension and postretirement obligations as described preceding and (5) the deferred income tax expense associated with these adjustments. Interest expense on Houston Industries' debt which was used to fund the cash portion of the acquisition has not been pushed down to NorAm. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

         If the Merger had occurred at the beginning of the nine-month periods ended September 30, 1997 and 1996, pro forma net income would have been $33.1 million and $37.2 million, respectively. However, these results are not necessarily indicative of the results which would have been obtained had the Merger actually taken place on the dates indicated.

C.       ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES

         NorAm's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in NorAm's Form 10-K.

         NorAm utilizes a variety of derivative financial instruments, including swaps and exchange-traded futures and options (collectively, "Derivatives"), as part of its overall risk-management strategy and for limited trading purposes as discussed below. To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, NorAm enters into futures transactions, swaps and options (collectively, "Energy Derivatives") in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). NorAm utilizes interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest-rate risk, and also has utilized such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes. In addition, NorAm maintains a portfolio of Energy Derivatives (with certain limitations as described below) for trading purposes.

         NorAm's accounting for activities involving derivative financial instruments is in accordance with the concepts established in Statement of Financial Accounting Standards ("SFAS") No. 80, "Accounting for Futures Contracts", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various pronouncements of the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB").

         Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in NorAm's consolidated financial statements. The cash impacts associated with such derivatives are (1) recognized as an asset or liability in the case of options or other derivatives for which money is exchanged either (i) at the inception of the position or (ii) as a result of margin calls, (2) included in the measurement of the transaction that satisfies the commitment in the case of firm commitments and (3) included in the measurement of the subsequent transaction in the case of anticipated transactions, whether or not the Energy Derivative position is closed out before the date of the anticipated transaction. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in NorAm's Statements of Consolidated Income under the captions (1) "Natural gas purchased, net" in the case of natural gas transactions and (2) "Operation and maintenance, cost of sales and other" in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in NorAm's Statements of Consolidated Cash Flows in the same category as the item being hedged.

         In the case of interest-rate swaps associated with existing obligations, cash flows and expense associated with the interest-rate derivative transactions are matched with the cash flows and interest expense of the obligation being hedged, resulting in an adjustment to the effective interest rate. When interest-rate swaps are utilized to effectively fix the interest rate for an anticipated debt issuance, changes in the market value of the interest-rate derivatives are deferred and recognized as an adjustment to the effective interest rate on the newly-issued debt. If it is determined that the anticipated issuance of debt will not occur, or that the issuance will be for an amount or a term different from that anticipated at the inception of the hedge, either all or a pro rata portion (as applicable) of the deferred gain or loss is recognized concurrently with such determination.

         For transactions involving either Energy Derivatives or interest-rate derivatives, hedge accounting is applied only if the derivative (i) reduces the risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of variation from 80% to 125% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and "mark-to-market" accounting (as described below) is applied.

         NorAm maintains a portfolio of Energy Derivatives for trading purposes, representing a small portion of its overall derivative positions. In addition, the total underlying notional amounts of natural gas or electric power associated with these trading activities represents a small fraction of NorAm's notional transaction volume in these energy commodities for any given period. This trading portfolio of Energy Derivatives is "marked-to-market" on a daily basis, with unrealized gains and losses included in income as they occur, reported in NorAm's consolidated financial statements under the same line items as the impacts of the energy hedging transactions as described above.

D.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         In the accompanying consolidated financial statements, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information:


                                                  Current NorAm          Predecessor NorAm
                                                  -------------    ----------------------------
                                                  Two Months       Seven Months    Nine Months
                                                     Ended            Ended          Ended
                                                  September 30,      July 31,     September 30,
                 (millions of dollars)                1997             1997           1996
                 ---------------------           -------------    -------------  -------------
         Cash interest payments, net of
          Capitalized interest                     $    25.6         $ 67.1         $  110.2
         Net income tax payments                   $    13.0         $ 20.9         $   21.6

         The aggregate consideration paid to Predecessor NorAm stockholders in connection with the Merger consisted of 47.8 million shares of Houston Industries' common stock valued at $1 billion as well as cash payments of $1.4 billion.

         A significant portion ($139 million) of NorAm-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures of NorAm (the "Subsidiary Trust Securities") was converted to NorAm Common Stock in non-cash transactions prior to the Merger, see Note I.

E.       COMPONENTS OF CERTAIN FINANCIAL STATEMENT LINE ITEMS

         Following are components of and information concerning certain line items included in the accompanying consolidated financial statements:

         Early Retirement and Severance
         During the first quarter of 1996, NorAm instituted a reorganization plan affecting its NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) NorAm's Entex division instituted an early retirement program which was accepted by approximately 100 employees and (2) NorAm's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a pre-tax charge of approximately $22.3 million (approximately $13.4 million after tax), which pre-tax amount is reported in the accompanying Consolidated Statements of Income as "Early retirement and severance".

         Merger Transaction Costs
         "Merger transaction costs" include expenses associated with completion of the business combination with Houston Industries (see Note B), principally consisting of investment banking and legal fees.

         Investments and Other Assets
         At November 4, 1997, the market value of NorAm's investment in Itron, Inc. common stock had declined to $30.8 million and there was an unrealized loss of $3.0 million (net of tax of $2.0 million) as compared to an unrealized gain of $3.8 million at September 30, 1997. As discussed under "Discontinued Operations" included with "Item 7. Management Analysis" in NorAm's 1996 Annual Report on Form 10-K, the market for this security has limited liquidity.

F.       ACCOUNTS RECEIVABLE FACILITY

         As further discussed in Note 3 of Notes to Consolidated Financial Statements included in NorAm's Form 10-K, under an August 1996 agreement (the "Receivables Facility"), NorAm transfers (to a third party) an undivided interest in a pool of accounts receivable, limited to a maximum of $300 million, with limited recourse and subject to a floating interest rate provision. The total interest in NorAm's receivables transferred pursuant to the Receivables Facility but not yet collected was approximately $295.0 million and $235.0 million at September 30, 1997 and December 31, 1996, respectively. "Interest expense, net" for the two months ended September 30, 1997, and the one month and seven months ended July 31, 1997 includes approximately $2.8 million, $1.4 million and $8.3 million, respectively, of costs associated with the Receivables Facility. Corresponding amounts included in "Other, net" for the three months and nine months ended September 30, 1996 were $2.2 million and $7.0 million, respectively. At September 30, 1997, approximately $338.5 million of NorAm's receivables were sold or collateral for amounts received pursuant to the Receivables Facility.

         NorAm adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" effective as of January 1, 1997 (SFAS No. 125 does not allow retroactive application). Therefore, for periods prior to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows From Operating Activities" in NorAm's Statements of Consolidated Cash Flows, (2) receivables transferred pursuant to the Receivables Facility are deducted from "Accounts and notes receivable, net, principally customer" in NorAm's Consolidated Balance Sheet and
         (3) the costs associated with utilization of the Receivables Facility are reported as a component of "Other, net" in NorAm's Statements of Consolidated Income. Subsequent to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows from Financing Activities" in NorAm's Statements of Consolidated Cash Flows, (2) amounts received pursuant to the Receivables Facility are not deducted from "Accounts and notes receivable, net, principally customer" in NorAm's Consolidated Balance Sheet but, rather, such amounts are reported as a current liability, and (3) the costs

                      NorAm Energy Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (unaudited)


         associated with utilization of the Receivables Facility are included with "Interest expense, net" in NorAm's Statements of Consolidated Income.

         Therefore, due to the different balance sheet classification of amounts transferred pursuant to the Receivables Facility as described above, the cash flow impacts reported as "Accounts and notes receivable, net", and "Increase in receivables facility" in NorAm's Statements of Consolidated Cash Flows for the seven months ended July 31, 1997 are not equal to the changes in the associated balance sheet captions from December 31, 1996 to July 31, 1997. Instead, such impacts have been calculated as if the change in balance sheet classification had been in effect at the beginning of the period, resulting in cash flow impacts which are not affected by the change in classification.

G.       SHORT-TERM FINANCING

         On May 15, 1997, NorAm obtained an unsecured, 18-month bank term loan (the "Term Loan") in the amount of $150.0 million. The Term Loan carries a floating interest rate based on three-month LIBOR (approximately 6.78% at inception and subject to adjustment based on NorAm's credit rating) and allows prepayment without penalty. NorAm also entered into two interest rate swaps which fixed the floating interest rate at approximately 6.45%. Proceeds from the Term Loan were utilized to repay maturing debt in April 1997.

H.       INTEREST RATE SWAPS

         In March 1997, NorAm closed out the $200.0 million of interest rate swaps which had been serving as hedges of an anticipated debt refinancing associated with the maturing debt in April 1997 in the amount of $225.0 million, receiving cash proceeds of approximately $8.7 million. Approximately $1.0 million of such proceeds is serving to reduce the effective interest rate on the Term Loan, with the balance recorded as "Other, net" in March 1997 in the accompanying Statements of Consolidated Income.

I.       NORAM'S SUBSIDIARY TRUST SECURITIES

         After the July 31, 1997 announcement of the closing date of the Merger, a significant number of the holders of the Subsidiary Trust Securities elected to exercise their right to convert such securities into shares of NorAm Common Stock, resulting in the issuance of approximately 11.4 million incremental common shares. As of November 4, 1997, 421,885 shares of the Subsidiary Trust Securities remained outstanding, representing approximately $21.1 million of liquidation value.

J.       COMMITMENTS AND CONTINGENCIES

         Note 1 (Accounting Policies and Components of Certain Financial Statement Line Items) and Note 7 (Commitments and Contingencies) of Notes to Consolidated Financial Statements included in NorAm's Form 10-K relate to material contingencies. These notes, as updated by notes contained in this 10-Q and the notes contained in NorAm's Quarterly Report on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 are incorporated herein by reference.

Item 2.  Management's Narrative and Analysis of Results of Operations

                                     General

NorAm principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of NorAm's total revenues, income or loss and identifiable assets. NorAm also makes sales of electricity, non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of NorAm's Form 10-K, the financial statements and notes contained in Item 8 of NorAm's Form 10-K and the Interim Financial Statements contained in this Form 10-Q.

Effective August 6, 1997, NorAm became a wholly-owned subsidiary of Houston Industries, see Note 1 in NorAm's Form 10-K and Note B of the accompanying Notes to Consolidated Financial Statements.

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. Important factors that could cause future results to differ include (i) the effects of competition, (ii) legislative and regulatory changes, (iii) fluctuations in the weather, (iv) fluctuations in energy commodity prices, (v) environmental liabilities, (vi) changes in the economy and (vii) other factors discussed in this and other filings by NorAm with the Securities and Exchange Commission. When used in NorAm's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective", "projection", "forecast", "goal" or similar words are intended to identify forward-looking statements.

                               Regulatory Matters

In August 1995, Minnegasco filed a rate case requesting an annual increase of $24.3 million. In December 1996, the Minnesota Public Utilities Commission (the "MPUC") granted Minnegasco an annual rate increase of $13.3 million compared to the $17.8 million that had been put into effect in October 1995 as an interim rate increase, subject to refund. Consistent with the Minnesota Supreme Court's decision in June 1996, the MPUC decided that Minnegasco's unregulated appliance sales and service operations were not required to pay a fee for goodwill associated with its usage of the Minnegasco name, even though the MPUC had imputed revenues associated with such goodwill in Minnegasco's 1993 rate case. The MPUC did not, however, allow Minnegasco to recover certain gas leak costs in rates. The MPUC interim rate order was stayed pending appeal of the 1995 rate case gas leak cost issue.

In July 1997, the Minnesota Supreme Court ruled that Minnegasco was entitled to recover an amount equal to the goodwill revenues imputed as a result of the 1993 rate case. Later in July 1997, the Minnesota Court of Appeals ruled that, in Minnegasco's 1995 rate case, the MPUC must give effect to the Minnesota Supreme Court's decision that the cost of gas leak checks be included in rates. The Court of Appeals remanded the case to the MPUC for further proceedings in accordance with its decision. Minnegasco filed a motion in August to reaffirm the 1995 rate case settlement, increased by an amount equal to the annual costs of performing gas leak checks. Minnegasco asked the MPUC to reduce the 1995 interim rate refund for the gas leak costs from October 1995 through the date of the final Commission Order, as well as the imputed goodwill revenues from the 1993 rate case.

In September 1997, the MPUC issued its final order granting Minnegasco's requests. As a result, Minnegasco's annual increase resulting from its 1995 rate case is $14.9 million. Both the 1993 and 1995 Minnegasco rate cases are now final.

In April 1996, Mississippi River Transmission Corporation ("MRT") filed a general rate case with the Federal Energy Regulatory Commission (the "FERC") under Docket No. RP96-199 as required by a previous rate case settlement. In July 1997, MRT filed a comprehensive Stipulation and Agreement (the "Settlement") in its rate case resolving all issues in the proceeding. The Settlement provides for slight changes in transmission, storage and depreciation rates, but no significant overall impact. In addition, under the terms of the Settlement, MRT agreed to file another general rate case no earlier than October 1, 1999, but no later than April 1,

2001. Also as a part of the Settlement and to accommodate increased firm transportation requests, MRT filed an application (Docket No. CP97-693) to return to service, for a limited period of time, a 90-mile segment of its Main Line No. 1 which had been slated for abandonment. An order approving the application is expected in November 1997. The settlement was approved by the FERC in October 1997 and will become effective upon expiration of the rehearing period and acceptance of filings to effectuate the terms of the Settlement.

In September 1997, NorAm Gas Transmission Company ("NGT") filed an application (Docket No. CP97-724) to replace 63 miles of its North Louisiana mainline and increase delivery capacity by 170,000 MMBtu per day. NGT anticipates approval of this application in the first half of 1998.

                  Material Changes in the Results of Operations

NorAm's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. NorAm's results of operations are affected by regulatory actions (see "Regulatory Matters" in NorAm's Form 10-K and elsewhere herein), competition and, below the operating income line, by (1) the level of borrowings and interest rates thereon and (2) income tax expense. NorAm changed its business unit presentation of operating results beginning January 1, 1997 with reclassification of previously reported amounts (see "Material Changes in the Results of Operations" included with "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in NorAm's Quarterly Report on Form 10-Q for the period ended March 31, 1997).

As further discussed in Note B of the accompanying Notes to Consolidated Financial Statements, the acquisition of NorAm by Houston Industries on August 6, 1997 (the "Merger") created a new basis of accounting, resulting in new carrying values for certain of NorAm's assets, liabilities and equity. This new basis is reflected in NorAm's consolidated financial statements beginning with the date of the acquisition. In order to present data which is useful for comparative purposes, the following pro forma tabular data and related discussion have been prepared as if the Merger had taken place at the beginning of each period presented. These results do not necessarily reflect the results which would have been obtained if the Merger had actually occurred on the dates indicated or the results which may be expected in the future.

NorAm's operations for periods after the Acquisition Date are principally affected by (1) the impact of the amortization of the newly-recognized goodwill, partially offset by the elimination of the amortization of NorAm's historical goodwill, (2) the incremental depreciation associated with the net increase in property, plant and equipment, (3) the amortization (to interest expense) of the revaluation of long-term debt, (4) the removal of the amortization previously associated with the pension and postretirement obligations and (5) the deferred income tax expense associated with these adjustments. Interest expense and related debt incurred by Houston Industries to fund the cash portion of the purchase consideration have not been pushed down to NorAm. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

Following are selected financial and operating data, followed by a discussion of significant variances in period-to-period results:

SELECTED FINANCIAL RESULTS
(dollars in thousands)

                                                 Actual (1)                                  Pro Forma (2)
                                                 ---------                                   -------------
                                             Nine Months Ended
                                               September 30,                       Nine Months Ended September 30,
                                         -------------------------     ----------------------------------------------------------
                                                                                                          Increase (Decrease) in
                                             1997          1996           1997            1996                    Net Income
                                         -----------   -----------     -----------     -----------        -----------------------
Operating Revenues                                                                                            $             %
                                                                                                         ---------     ----------
  Natural Gas Distribution               $ 1,490,020   $ 1,417,549     $ 1,490,020     $ 1,417,549        $  72,471          5.1%
  Interstate Pipelines                       225,746       266,359         225,746         266,359          (40,613)      (15.2)%
  Energy Marketing and Gathering           2,535,348     1,835,563       2,535,348       1,835,563          699,785         38.1%
  Corporate and Other                         57,517        38,369          57,517          38,369           19,148         49.9%
  Elimination of Intersegment Revenues      (222,171)     (349,569)       (222,171)       (349,569)         127,398         36.4%
                                         -----------   -----------     -----------     -----------        ---------
                                           4,086,460     3,208,271       4,086,460       3,208,271          878,189         27.4%
                                         -----------   -----------     -----------     -----------        ---------

Operating Income (Loss)
  Natural Gas Distribution                   105,695       111,846          92,836          95,313           (2,477)       (2.6)%
  Interstate Pipelines                        90,467        90,095          77,100          72,909            4,191          5.7%
  Energy Marketing and Gathering               7,982        40,182           3,783          34,782          (30,999)      (89.1)%
  Corporate and Other                        (20,224)      (14,890)        (12,309)         (4,712)          (7,597)     (161.2)%
                                         -----------   -----------     -----------     -----------        ---------
                                             183,920       227,233         161,410         198,292          (36,882)      (18.6)%
  Merger Transaction Costs (3)                18,099            --          18,099              --          (18,099)       N/A
  Early Retirement and Severance (4)              --        22,344              --          22,344           22,344      (100.0)%
                                         -----------   -----------     -----------     -----------        ---------
    Consolidated                             165,821       204,889         143,311         175,948          (32,637)      (18.5)%
Interest Expense, Net                         97,131       101,683          83,442          84,082              640          0.8%
Distributions on Subsidiary Trust
  Securities                                   6,317         3,128           1,200             594             (526)      (88.5)%
Other (Income) and Deductions                 (7,468)        6,390          (7,468)          6,390           13,778        215.6%
Income Tax Expense (Benefit)                  30,612        38,339          33,254          43,399           10,145         23.4%
Extraordinary (Gain) Loss, Less Taxes           (237)        4,256            (237)          4,256            4,493        105.6%
                                         -----------   -----------     -----------     -----------        ---------
    Net Income                           $    39,466   $    51,093     $    33,120     $    37,227        $  (4,107)      (11.0)%
                                         ===========   ===========     ===========     ===========        =========



SELECTED OPERATING STATISTICS                      Actual
                                            ---------------------
                                              Nine Months Ended
                                                September 30,                                                Increase (Decrease)
                                            ----------------------                                           -------------------
                                               1997          1996                                               $           %
                                             -------         -----                                            -----        ----
   Natural Gas Distribution (Bcf):
      Sales:
          Residential and Commercial           219.7         230.5                                            (10.8)       (4.7)%
          Industrial                            42.6          41.8                                              0.8          1.9%
      Transportation                            30.8          32.5                                             (1.7)       (5.2)%
                                             -------         -----                                           ------
             Total Throughput                  293.1         304.8                                            (11.7)       (3.8)%
                                             =======         =====                                           ======
   Interstate Pipelines (million MMBtu):
      Sales                                     13.8          28.0                                            (14.2)      (50.7)%
      Transportation                           667.2         714.2                                            (47.0)       (6.6)%
      Elimination                              (12.9)        (26.4)                                            13.5         51.1%
                                             -------         -----                                            -----
             Total Throughput                  668.1         715.8                                            (47.7)       (6.7)%
                                             =======         =====                                           ======

   Energy Marketing and Gathering:
      Natural Gas (Bcf):
      Sales                                    846.0         749.8                                             96.2         12.8%
      Transportation                            17.3          19.7                                             (2.4)      (12.2)%
      Gathering                                181.5         170.0                                             11.5          6.8%
                                             -------         -----                                            -----
             Total                           1,044.8         939.5                                            105.3         11.2%
                                             =======         =====                                           ======

     Electricity (thousand Megawatt
      hours)
      Wholesale Power Volume                  17,660         1,335                                           16,325      1,222.8%
                                             =======         =====                                           ======


(1) Actual results for the nine months ended September 30, 1997 combine Predecessor NorAm's results for the seven months ended July 31, 1997 with Current NorAm's results for the two months ended September 30, 1997, including purchase accounting adjustments reflecting the new basis of accounting.
(2) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1,1996 or 1997, as applicable. Adjustments for goodwill have been allocated to the respective business units.

(3) Expenses associated with completion of the business combination with Houston Industries, see Note B of the accompanying Notes to Consolidated Financial Statements.

(4) Expenses associated with an early retirement and severance plan, see Note E of the accompanying Notes to Consolidated Financial Statements.

The increase of approximately $72.5 million (5.1%) in pro forma Natural Gas Distribution operating revenue for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 is almost entirely due to the increase in purchased gas cost. The 1997 average margin per unit of sales did increase, principally due to rate increases in certain jurisdictions in 1996 and 1997. However, a weather-related decline in residential and commercial sales volumes and a small increase in 1997 operating expenses caused the decrease of approximately $2.5 million (2.6%) in pro forma operating income (before the charge for early retirement and severance) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996.

Pro forma operating revenues for Interstate Pipelines decreased by $40.6 million (15.2%) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 due to reduced sales to Natural Gas Distribution and the decrease in transportation throughput in 1996 compared to 1997. Operating margins declined only modestly because (i) current year transportation revenues for Natural Gas Distribution are at higher rates due to removal in late 1996 of a rate cap and (ii) declines in transportation volume have a less than proportional impact on margins due to Interstate Pipelines' rate design. The increase of approximately $4.2 million (5.7%) in pro forma Interstate Pipelines operating income (before the charge for early retirement and severance) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 was principally due to reduced 1997 operating expenses associated with cost reduction initiatives implemented in first-quarter 1996, together with the 1996 incurrence of certain consulting and other non-recurring costs associated with these initiatives.

Pro forma operating revenues for Energy Marketing and Gathering ("EM&G") increased by $699.8 million (38.1%) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 due to increased natural gas and electricity trading. Increased volumes in 1997 had minimal effect on operating income due to low operating margins in both periods. EM&G's pro forma operating income decreased by approximately $31.0 million (89.1%) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 primarily due to (i) hedging losses associated with anticipated first-quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter 1997 for a total of approximately $17.4 million. For additional information, see "Management Analysis - Material Changes in the Results of Continuing Operations
- Wholesale Energy Marketing" in NorAm's Form 10-K. In addition, EM&G's general and administrative expenses for 1997 increased by approximately $8 million primarily due to increased staffing and marketing activities. Partially offsetting these unfavorable impacts were increased margins from natural gas gathering and products extraction activities.

While pro forma operating revenue for "Corporate and Other" increased by $19.1 million (49.9%) from the nine months ended September 30,1996 to the corresponding period of 1997, the pro forma operating loss for "Corporate and Other" increased by $7.6 million (161.2%). This increased revenue and operating loss were principally due to 1997 increased activities and development costs associated with NorAm's utility services and consumer services businesses.

The $0.6 million (0.8%) decrease in "Interest Expense, Net" on a pro forma basis for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 reflects the impact of the inclusion, in 1997 results, of $11.0 million of expense associated with NorAm's receivable sales facility, which corresponding costs of $7.0 million are included with "Other (Income) and Deductions" in 1996. For additional information, see Note F of the accompanying Notes to Consolidated Financial Statements. After consideration of the impact of the receivable facility, the $11.6 million decrease in interest expense in 1997 reflected $5.2 million and $6.5 million of reduction due to a decrease in the average interest rate and a decrease in the average level of debt, respectively.

After adjustment for the costs associated with NorAm's receivable sales facility as described above, there was a favorable variance of $6.8 million in "Other (Income) and Deductions" on a pro forma basis from the nine months ended September 30, 1996 to the corresponding period of 1997. Substantially all of this favorable variance was due to the close-out of certain interest rate swaps. For additional information, see Note H of the accompanying Notes to Consolidated Financial Statements.

The net favorable variance of $10.1 million (23.4%) in pro forma income tax expense from the nine months ended September 30, 1996 to the corresponding period of 1997 reflects (i) a $9.5 million favorable variance due to decreased 1997 pre-tax income, and (ii) a $0.6 million favorable variance due to a decrease in the 1997 interim federal effective tax rate. The decrease in the effective tax rate for Current NorAm's actual two months ended September 30, 1997 is due to the incremental goodwill amortization of $5.8 million.

As discussed in Note C of the accompanying Notes to Consolidated Financial Statements, NorAm utilizes a variety of derivative financial instruments as part of its overall risk management strategy. In the table which follows, the term "notional amount" refers to the contract unit price times the contract volume for the relevant derivative category and, in general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of NorAm's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of the majority of these derivatives are expected to be offset by changes in the value associated with the underlying physical transactions or in other derivatives. Following is certain information concerning NorAm's derivative activities:


Natural Gas Swaps (1)
(volumes in Bcfs, dollars in millions)

                                               Volume
                                   ----------------------------------     Estimated
                                   Fixed Price         Fixed Price        Mkt. Value
                                      Payor             Receiver           Gain (2)
                                   -----------         -----------        ----------
September 30, 1997                     118.2               41.1             $26.0
December 31, 1996                      126.6               52.9               9.7



Natural Gas Futures (3)
(volumes in Bcfs, dollars in millions)

                                              Purchased                               Sold
                                      --------------------------           --------------------------            Estimated
                                                        Notional                             Notional            Mkt. Value
                                      Volume             Amount            Volume             Amount          Gain (Loss) (2)
                                      ------            --------           ------            --------         ---------------
September 30, 1997                     35.2                95.8             29.2                81.4               $1.2
December 31, 1996                      23.7                64.1             13.6                40.0                0.1

(1) The financial impact of these natural gas swaps was to decrease earnings by $4.4 million and $5.9 million during the nine months ended September 30, 1997 and 1996, respectively.
(2) Represents the amount which would have been realized upon termination of the relevant derivative as of the date indicated. As further discussed in
     Note 7 to NorAm's Form 10-K, for swaps associated with certain agreements pursuant to which NorAm has committed to supply gas to a distribution affiliate through April 1999, no earnings impact is expected due to existing accruals. Swaps associated with these commitments and included above had a fair market value of $5.1 million at September 30, 1997.
(3) The financial impact of these natural gas futures was to decrease earnings by $18.4 million and $ 0.2 million during the nine months ended September 30, 1997 and 1996, respectively.

At September 30, 1997, NorAm held options covering the purchase of 6.7 Bcf of gas, principally in conjunction with the commitment to supply gas to a distribution affiliate as described above. As described in Note 7 to NorAm's Form 10-K, NorAm has provided an accrual for the expected total costs associated with this commitment, including the market value of the related options.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.

                           Part II. Other Information

Item 1. Legal Proceedings

For a description of legal and regulatory proceedings affecting NorAm, reference is made to the information set forth in Note 7 of Notes to Consolidated Financial Statements, "Item 3. Legal Proceedings" and "Item 7. Management Analysis -- Material Changes, The Results of Operations -- Regulatory Matters in NorAm's 1996 Annual Report on Form 10-K, Notes G and H of Notes to Consolidated Financial Statements, "Item 2. Management"s Discussion and Analysis of Financial Condition and Results of Operation -- Regulatory Matters" and "Item 1. Legal Proceedings" included in NorAm's Quarterly Report on Form 10-Q for the period ended March 31, 1997 and Notes K and L of Notes to Consolidated Financial Statements, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Regulatory Matters" and "Item 1. Legal Proceedings" included in NorAm's Quarterly Report on Form 10-Q for the period ended June 30, 1997, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         Exhibit 27    - Financial Data Schedule.

         Exhibit 99(a) - Note 7 of Notes to Consolidated Financial Statements,
                         "Item 3. Legal Proceedings" and "Item 7. Management Analysis -- Material Changes in the Results of Continuing Operations -- Regulatory Matters" included on page(s) 83-88, 14 and 22-24 of NorAm's 1996 Annual Report on Form 10-K.
         Exhibit 99(b) - Notes G and H of Notes to Consolidated Financial
                         Statements, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Regulatory Matters" and "Item 1. Legal Proceedings" included on page(s) 11-12, 14 and 32 of NorAm's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
         Exhibit 99(c) - Notes K and L of Notes to Consolidated Financial
                         Statements, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Regulatory Matters" and "Item 1. Legal Proceedings" included on page(s) 12-14, 15 and 37 of NorAm's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

   (b)   Reports on Form 8-K

         Current Report on Form 8-K dated (1) August 6, 1997 with respect to "Item 1. Changes in Control of Registrant" announcing a change in control of NorAm resulting from its acquisition by Houston Industries effective August 6, 1997 and
         (2) August 18, 1997 with respect to "Item 4. Changes in Registrant's Certifying Accountants" announcing a change in NorAm's certifying accountants from Coopers & Lybrand L.L.P. to Deloitte & Touche LLP (the certifying accountants of Houston Industries) in order to consolidate the external audit functions into one audit firm.

                                  SIGNATURE


                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NorAm Energy Corp.
                                             (Registrant)


                                             By: /s/ Mary P. Ricciardello
                                                 ------------------------------
                                                 Mary P. Ricciardello
                                                 Vice President & Comptroller
                                                 (Principal Accounting Officer)





Dated:   November 14, 1997

                              INDEX TO EXHIBITS

         Exhibit
         Number                 Description
         -------                -----------

         Exhibit 27    - Financial Data Schedule.

         Exhibit 99(a) - Note 7 of Notes to Consolidated Financial Statements,
                         "Item 3. Legal Proceedings" and "Item 7. Management
                         Analysis" Material Changes in the Results of Continuing
                         Operations -- Regulatory Matters" included on page(s)
                         83-88, 14 and 22-24 of NorAm's 1996 Annual Report on
                         Form 10-K.

         Exhibit 99(b) - Notes G and H of Notes to Consolidated Financial
                         Statements,  "Item 2. Management's Discussion and
                         Analysis of Financial Condition and Results of
                         Operation -- Regulatory Matters" and "Item 1. Legal
                         Proceedings" included on page(s) 11-12, 14 and 32 of NorAm's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

         Exhibit 99(c) - Notes K and L of Notes to Consolidated Financial
                         Statements, "Item 2. Management's Discussion and
                         Analysis of Financial Condition and Results of
                         Operation -- Regulatory Matters" and "Item 1. Legal
                         Proceedings" included on page(s) 12-14, 15 and 37 of NorAm's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
