Form 10-Q
period 2001-06-30
RELIANT ENERGY RESOURCES CORP; RELIANT ENERGY INC
filed 2001-08-10
CIK 1042773, 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                                   ----------

Commission file number 1-3187

                          RELIANT ENERGY, INCORPORATED
             (Exact name of registrant as specified in its charter)

                                 Texas                                                                 74-0694415
    (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                                77002
               (Address of principal executive offices)                                                (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)


Commission file number 1-13265

                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                               Delaware                                                                76-0511406
    (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                                77002
               (Address of principal executive offices)                                                (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                                   ----------

RELIANT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

As of August 3, 2001, Reliant Energy, Incorporated had 297,799,335 shares of common stock outstanding, including 7,528,889 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,511,691 shares held as treasury stock. As of August 3, 2001, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (RELIANT ENERGY) AND RELIANT ENERGY RESOURCES CORP. (RERC
CORP). INFORMATION CONTAINED HEREIN RELATING TO RERC CORP. IS FILED BY RELIANT ENERGY AND SEPARATELY BY RERC CORP. ON ITS OWN BEHALF. RERC CORP. MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY (EXCEPT AS IT MAY RELATE TO RERC CORP. AND ITS SUBSIDIARIES).


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Reliant Energy:
         Item 1. Financial Statements.................................................................1
             Statements of Consolidated Income
             Three and Six Months Ended June 30, 2000 and 2001 (unaudited)............................1
             Consolidated Balance Sheets
             December 31, 2000 and June 30, 2001 (unaudited)..........................................2
             Statements of Consolidated Cash Flows
             Six Months Ended June 30, 2000 and 2001 (unaudited)......................................4
             Notes to Unaudited Consolidated Financial Statements.....................................5
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations of Reliant Energy and Subsidiaries...........................................22
         Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................34

         RERC Corp.:
         Item 1. Financial Statements................................................................36
             Statements of Consolidated Operations
             Three and Six Months Ended June 30, 2000 and 2001 (unaudited)...........................36
             Consolidated Balance Sheets
             December 31, 2000 and June 30, 2001 (unaudited).........................................37
             Statements of Consolidated Cash Flows
             Six Months Ended June 30, 2000 and 2001 (unaudited).....................................39
             Notes to Unaudited Consolidated Financial Statements....................................40
         Item 2. Management's Narrative Analysis of the Results of Operations of RERC Corp. and
             Subsidiaries............................................................................47

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings...................................................................50
         Item 4. Submission of Matters to a Vote of Security Holders.................................50
         Item 5. Other Information...................................................................51
         Item 6. Exhibits and Reports on Form 8-K....................................................52

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------   ---------------------------
                                                                            2000           2001           2000           2001
                                                                        ------------   ------------   ------------   ------------
REVENUES .............................................................  $  5,755,169   $ 11,974,351   $  9,968,175   $ 25,258,672

EXPENSES:
  Fuel and cost of gas sold ..........................................     2,921,920      5,388,872      5,254,509     13,056,011
  Purchased power ....................................................     1,405,945      5,076,669      2,190,879      9,184,292
  Operation and maintenance ..........................................       564,194        619,582      1,029,142      1,334,596
  Taxes other than income taxes ......................................       115,045        142,126        225,610        281,814
  Depreciation and amortization ......................................       234,119        224,711        412,735        419,765
                                                                        ------------   ------------   ------------   ------------
      Total ..........................................................     5,241,223     11,451,960      9,112,875     24,276,478
                                                                        ------------   ------------   ------------   ------------
OPERATING INCOME .....................................................       513,946        522,391        855,300        982,194
                                                                        ------------   ------------   ------------   ------------

OTHER (EXPENSE) INCOME:
  Unrealized (loss) gain on AOL Time Warner investment ...............    (1,320,755)       330,901        202,928        467,983
  Unrealized gain (loss) on indexed debt securities ..................     1,320,755       (329,185)      (202,870)      (464,232)
  Income from equity investments in unconsolidated subsidiaries ......         5,481         51,572          5,966         64,350
  Interest expense ...................................................      (186,709)      (150,293)      (346,763)      (328,245)
  Distribution on trust preferred securities .........................       (12,812)       (13,899)       (26,704)       (27,799)
  Minority interest ..................................................           208        (23,482)           515        (23,191)
  Other, net .........................................................        26,439         34,503         46,533         69,820
                                                                        ------------   ------------   ------------   ------------
      Total ..........................................................      (167,393)       (99,883)      (320,395)      (241,314)
                                                                        ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  PREFERRED DIVIDENDS ................................................       346,553        422,508        534,905        740,880
  Income Tax Expense .................................................       110,620        148,767        165,156        258,917
                                                                        ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS .....       235,933        273,741        369,749        481,963
  Loss from Discontinued Operations, net of tax of $3,213 and
    $1,813 ...........................................................       (19,447)            --        (20,110)            --
  Loss on Disposal of Discontinued Operations, net of tax of
    $(1,640) .........................................................            --             --             --         (7,294)
                                                                        ------------   ------------   ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND PREFERRED DIVIDENDS ..........................       216,486        273,741        349,639        474,669
  Extraordinary Item .................................................         7,445             --          7,445             --
                                                                        ------------   ------------   ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  PREFERRED DIVIDENDS ................................................       223,931        273,741        357,084        474,669
  Cumulative Effect of Accounting Change, net of tax of zero
    and $33,205 ......................................................            --            (47)            --         61,619
                                                                        ------------   ------------   ------------   ------------
INCOME BEFORE PREFERRED DIVIDENDS ....................................       223,931        273,694        357,084        536,288
  Preferred Dividends ................................................            98             98            195            195
                                                                        ------------   ------------   ------------   ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS .......................  $    223,833   $    273,596   $    356,889   $    536,093
                                                                        ============   ============   ============   ============
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations ..................................  $       0.83   $       0.94   $       1.30   $       1.67
  Loss from Discontinued Operations, net of tax ......................         (0.07)            --          (0.07)            --
  Loss on Disposal of Discontinued Operations, net of tax ............            --             --             --          (0.03)
  Extraordinary Item .................................................          0.03             --           0.03             --
  Cumulative Effect of Accounting Change, net of tax .................            --             --             --           0.22
                                                                        ------------   ------------   ------------   ------------
  Net Income Attributable to Common Stockholders .....................  $       0.79   $       0.94   $       1.26   $       1.86
                                                                        ============   ============   ============   ============
DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations ..................................  $       0.82   $       0.93   $       1.29   $       1.66
  Loss from Discontinued Operations, net of tax ......................         (0.07)            --          (0.07)            --
  Loss on Disposal of Discontinued Operations, net of tax ............            --             --             --          (0.03)
  Extraordinary Item .................................................          0.03             --           0.03             --
  Cumulative Effect of Accounting Change, net of tax .................            --             --             --           0.21
                                                                        ------------   ------------   ------------   ------------
  Net Income Attributable to Common Stockholders .....................  $       0.78   $       0.93   $       1.25   $       1.84
                                                                        ============   ============   ============   ============



             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                 2000            2001
                                                             ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents .............................   $    175,972    $    107,705
   Investment in AOL Time Warner common stock ............        896,824       1,364,807
   Accounts receivable, net ..............................      2,623,492       2,622,813
   Accrued unbilled revenues .............................        592,618         274,117
   Fuel stock and petroleum products .....................        213,484         315,097
   Materials and supplies ................................        269,729         274,118
   Price risk management assets ..........................      4,290,803       2,513,734
   Non-trading derivative assets .........................             --       2,046,784
   Margin deposits on energy trading activities ..........        521,004         186,582
   Other .................................................        253,335         281,125
                                                             ------------    ------------
     Total current assets ................................      9,837,261       9,986,882
                                                             ------------    ------------

Property, plant and equipment ............................     22,391,874      23,136,189
Less accumulated depreciation and amortization ...........     (7,128,316)     (7,309,770)
                                                             ------------    ------------
   Property, plant and equipment, net ....................     15,263,558      15,826,419
                                                             ------------    ------------

OTHER ASSETS:
   Goodwill and other intangibles, net ...................      3,077,304       2,997,523
   Regulatory assets .....................................      1,926,103       1,688,517
   Price risk management assets ..........................        544,909         542,954
   Non-trading derivative assets .........................             --         710,807
   Equity investments in unconsolidated subsidiaries .....        108,727         139,523
   Stranded costs indemnification receivable .............             --         367,000
   Net assets of discontinued operations .................        194,858         120,455
   Other .................................................        746,709         858,333
                                                             ------------    ------------
     Total other assets ..................................      6,598,610       7,425,112
                                                             ------------    ------------

       TOTAL ASSETS ......................................   $ 31,699,429    $ 33,238,413
                                                             ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,      JUNE 30,
                                                                                    2000            2001
                                                                                ------------    ------------
CURRENT LIABILITIES:
   Short-term borrowings ....................................................   $  5,004,494    $  3,036,770
   Current portion of long-term debt ........................................      1,623,202         479,977
   Indexed debt securities derivative .......................................             --       1,252,490
   Accounts payable .........................................................      3,057,948       2,366,241
   Taxes accrued ............................................................        172,449         329,798
   Interest accrued .........................................................        103,489         123,879
   Dividends declared .......................................................        110,893         111,949
   Price risk management liabilities ........................................      4,272,771       2,419,718
   Non-trading derivative liabilities .......................................             --       1,808,592
   Margin deposits from customers on energy trading activities ..............        284,603         380,400
   Accumulated deferred income taxes ........................................        309,008         411,735
   Other ....................................................................        630,357         527,359
                                                                                ------------    ------------
     Total current liabilities ..............................................     15,569,214      13,248,908
                                                                                ------------    ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes ........................................      2,548,891       2,693,949
   Unamortized investment tax credits .......................................        265,737         256,572
   Price risk management liabilities ........................................        530,263         563,763
   Non-trading derivative liabilities .......................................             --         677,111
   Benefit obligations ......................................................        491,964         538,049
   Other ....................................................................      1,100,505       1,149,193
                                                                                ------------    ------------
     Total other liabilities ................................................      4,937,360       5,878,637
                                                                                ------------    ------------

LONG-TERM DEBT ..............................................................      4,996,095       5,448,676
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ..............................          9,345       1,221,222
                                                                                ------------    ------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY ..................................................................        705,355         705,569
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock ...............................................          9,740           9,740
   Common stock .............................................................      3,257,190       3,869,251
   Treasury stock ...........................................................       (120,856)       (113,336)
   Unearned ESOP stock ......................................................       (161,158)       (143,499)
   Retained earnings ........................................................      2,520,350       2,838,903
   Accumulated other comprehensive (loss) income ............................        (23,206)        274,342
                                                                                ------------    ------------
     Total stockholders' equity .............................................      5,482,060       6,735,401
                                                                                ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 31,699,429    $ 33,238,413
                                                                                ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                  2000            2001
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders ..........................   $    356,889    $    536,093
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................        412,735         419,765
    Deferred income taxes .................................................        (12,697)         55,559
    Investment tax credits ................................................         (9,142)         (9,165)
    Cumulative effect of accounting change ................................             --         (61,619)
    Unrealized gain on AOL Time Warner investment .........................       (202,928)       (467,983)
    Unrealized loss on indexed debt securities ............................        202,870         464,232
    Undistributed earnings of unconsolidated subsidiaries .................         (5,966)        (30,822)
    Proceeds from sale of debt securities .................................        123,428              --
    Impairment of marketable equity securities ............................         22,185              --
    Extraordinary item ....................................................         (7,445)             --
    Net cash provided by discontinued operations ..........................         19,266          80,189
    Minority interest .....................................................           (515)         23,191
    Changes in other assets and liabilities:
      Accounts receivable, net ............................................       (509,885)        372,364
      Inventory ...........................................................         (8,669)        (99,554)
      Accounts payable ....................................................        539,982        (689,852)
      Federal tax refund ..................................................         52,817              --
      Fuel cost under-recovery ............................................       (261,094)       (267,754)
      Margin deposits on energy trading activities, net ...................       (128,884)        430,219
      Prepaid lease obligation ............................................             --        (101,542)
      Interest and taxes accrued ..........................................         82,707         179,826
      Other current assets ................................................            366          64,653
      Other current liabilities ...........................................         47,401        (101,113)
      Other assets ........................................................        (59,861)        167,307
      Other liabilities ...................................................        (23,668)         47,231
    Other, net ............................................................         56,082          74,376
                                                                              ------------    ------------
        Net cash provided by operating activities .........................        685,974       1,085,601
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................       (817,265)     (1,037,259)
  Business acquisitions, net of cash acquired .............................     (2,120,312)             --
  Payment of business purchase obligation .................................       (981,789)             --
  Investments in unconsolidated subsidiaries ..............................         (3,204)             26
  Net cash used in discontinued operations ................................        (36,553)         (5,806)
  Other, net ..............................................................         24,214         (12,541)
                                                                              ------------    ------------
        Net cash used in investing activities .............................     (3,934,909)     (1,055,580)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .......................................         92,098         544,632
  Increase (decrease) in short-term borrowing, net ........................      3,795,000      (1,814,158)
  Payments of long-term debt ..............................................       (448,194)       (377,951)
  Payment of common stock dividends .......................................       (212,423)       (216,170)
  Proceeds from issuance of stock .........................................         18,389          82,223
  Proceeds from subsidiary issuance of stock ..............................             --       1,697,848
  Purchase of treasury stock ..............................................        (27,306)             --
  Net cash provided by discontinued operations ............................         41,514              --
  Other, net ..............................................................            782          (9,867)
                                                                              ------------    ------------
      Net cash provided by (used in) financing activities .................      3,259,860         (93,443)
                                                                              ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................          6,693          (4,845)
                                                                              ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................         17,618         (68,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................         80,767         175,972
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $     98,385    $    107,705
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...................................   $    374,015    $    314,135
  Income taxes ............................................................         72,195         111,869



             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), and for Reliant Energy Resources Corp. (RERC Corp.) and its subsidiaries (collectively, RERC) are Reliant Energy's and RERC Corp.'s consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and RERC Corp. (RERC Corp. Form 10-K) for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q of Reliant Energy (Reliant Energy First Quarter
10-Q) and RERC Corp. (RERC Corp. First Quarter 10-Q) for the quarter ended March 31, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements of Reliant Energy (Reliant Energy 10-K Notes): Note 2(f) (Summary of Significant Accounting Policies -- Regulatory Assets), Note 3 (Business Acquisitions), Note 4 (Regulatory Matters), Note 5 (Derivative Financial Instruments), Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), Note 14 (Commitments and Contingencies) and Note 20 (Subsequent Events).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 12.

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133) on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, in the Company's Consolidated Balance Sheet. The Company also reclassified $788 million related to the Company's Zero-Premium Exchangeable Subordinated Notes (ZENS) due to the adoption from the current portion of long-term debt to indexed debt securities derivative. During the six months ended June 30, 2001, losses of $35 million of the initial transition adjustment recognized in other comprehensive income were realized in net income. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 2 of Reliant Energy First Quarter 10-Q.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concludes forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. The Company is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on the Company's Consolidated Financial Statements.

     Cash Flow Hedges. During the six months ended June 30, 2001, the Company entered into interest-rate swaps in order to adjust the interest rate on $1.6 billion of its floating rate debt. In addition, as of June 30, 2001, the Company's European Energy segment had entered into transactions to purchase approximately $103 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars.

     During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European Energy segment through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. These are designed to reduce the Company's exposure to changes in foreign currency rates. During the six months ended June 30, 2001, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European Energy segment resulted in a gain of $227 million, which is included in the balance of the cumulative translation adjustment.

     Other Derivatives. Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's indexed debt securities obligations related to its ZENS obligation was bifurcated into a debt component valued at $122 million and an embedded derivative component valued at $788 million. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Income. During the six months ended June 30, 2001, the Company recorded a $464 million loss associated with the fair value of the derivative component of the indexed debt securities obligations. During the six months ended June 30, 2001, the Company recorded a $468 million gain on the Company's investment in AOL Time Warner Inc. common stock. Changes in the fair value of the Company's Investment in AOL Time Warner Inc. common stock should substantially offset changes in the fair value of the derivative component of the ZENS.

     In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including an indirect Dutch generating subsidiary of the Company, Reliant Energy Power Generation Benelux N.V. (REPGB), previously named N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase electricity and gas under a gas supply contract and three electricity contracts. These contracts are derivatives pursuant to SFAS No. 133 due to the pricing indices. As of June 30, 2001, the Company has recognized $169 million in short-term and long-term non-trading derivative liabilities for REPGB's portion of these stranded costs contracts. For additional information regarding REPGB's stranded costs and the related indemnification by former shareholders of these stranded costs, see Note 12(e).

(4) ACQUISITION OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     On May 12, 2000, an indirect subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA). The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 3(a) to Reliant Energy 10-K Notes.

    The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected actual financial information and pro forma information for the six months ended June 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 14(c) to Reliant Energy 10-K Notes.

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30, 2000                JUNE 30, 2000
                                                     ---------------------------   ---------------------------
                                                        ACTUAL       PRO FORMA        ACTUAL        PRO FORMA
                                                     ------------   ------------   ------------   ------------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues .........................................   $      5,755   $      5,814   $      9,968   $     10,134
Income from continuing operations ................            236            227            370            345
Net income attributable to common stockholders ...            224            215            357            332
Basic earnings per share .........................           0.79           0.76           1.26           1.17
Diluted earnings per share .......................           0.78           0.75           1.25           1.16

    These pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000.
Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

(5) DISCONTINUED OPERATIONS

     Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of the Company's Latin American segment through sales of its assets. Accordingly, the Company is reporting the results of its Latin American segment as discontinued operations for all periods presented in the Interim Financial Statements in accordance with Accounting Principles Board Opinion No.
30. During the three months ended March 31, 2001, the Company recorded an additional loss on disposal of $7 million (after-tax) related to its Latin American segment. No additional loss was recorded during the three months ended June 30, 2001.

(6) DEPRECIATION AND AMORTIZATION

     The Company's depreciation expense for the quarter and six months ended June 30, 2000 was $97 million and $186 million, respectively, compared to $99 million and $200 million for the same periods in 2001. Goodwill amortization related to acquisitions was $20 million and $42 million for the quarter and six months ended June 30, 2000, respectively, compared to $19 million and $42 million for the same periods in 2001. Other amortization expense, including amortization of regulatory assets, was $117 million and $185 million for the quarter and six months ended June 30, 2000, respectively, compared to $107 million and $178 million for the same periods in 2001.

     In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution (T&D) depreciation to generation assets under the Transition Plan, see Note 2(g) to Reliant Energy 10-K Notes. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition beginning on January 1, 2002. The Legislation provides that depreciation expense for T&D related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect T&D depreciation to generation assets. As of December 31, 2000 and June 30, 2001, the cumulative amount of redirected depreciation for regulatory purposes was $611 million and $725 million, respectively.

     In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. Amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71 was $95 million and $147 million for the quarter and six months ended June 30, 2000, respectively, compared to $87 million and $123 million for the same periods in 2001.

(7) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ----------------------------   ----------------------------
                                                              2000             2001          2000            2001
                                                          ------------    ------------   ------------    ------------
                                                                                (IN MILLIONS)
Net income attributable to common stockholders ........   $        224    $        274   $        357    $        536
Other comprehensive income (loss):
  Foreign currency translation adjustments from
    continuing operations .............................              5               6             (5)              5
  Foreign currency translation adjustments from
    discontinued operations ...........................            (23)             --            (23)             --
  Additional minimum non-qualified pension
    liability adjustment ..............................             --               3             --               1
  Cumulative effect of adoption of SFAS No. 133 .......             --              --             --            (252)
  Net deferred gains from cash flow hedges ............             --             265             --             448
  Reclassification of deferred loss from cash flow
    hedges realized in net income .....................             --              83             --              83
  Unrealized gain on available-for-sale securities ....              1               6              2              13
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income ........................................             --              --             14              --
                                                          ------------    ------------   ------------    ------------
Comprehensive income ..................................   $        207    $        637   $        345    $        834
                                                          ============    ============   ============    ============

(8) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a) Short-term Borrowings.

     As of June 30, 2001, the Company had credit facilities, which included the facilities of various financing subsidiaries, Reliant Resources, REPGB and RERC Corp., with financial institutions which provide for an aggregate of $7.4 billion in committed credit, of which $3.0 billion was unused. As of June 30, 2001, borrowings of $3.8 billion were outstanding or supported under these credit facilities of which $852 million were classified as long-term debt, based on availability of committed credit with expiration dates exceeding one year and management's intention to maintain these borrowings in excess of one year. Various credit facilities aggregating $2.7 billion may be used for letters of credit of which $0.6 billion were outstanding as of June 30, 2001. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. Credit facilities aggregating $3.7 billion are unsecured.

The credit facilities contain covenants and requirements that must be met to borrow funds and obtain letters of credit, as applicable. Such covenants are not anticipated to materially restrict the borrowers from borrowing funds or obtaining letters of credit, as applicable, under such facilities. As of June 30, 2001, the borrowers are in compliance with the covenants under all of these credit agreements.

(b) Long-term Debt.

     In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term debt.

(9) EARNINGS PER SHARE

     The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                          ------------------------------   ------------------------------
                                                              2000             2001            2000             2001
                                                          -------------    -------------   -------------    -------------
                                                                           (IN MILLIONS, EXCEPT SHARE AND
                                                                                 PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations ...................   $         236    $         274   $         370    $         482
  Loss from discontinued operations, net of tax .......             (19)              --             (20)              --
  Loss on disposal of discontinued operations, net
    of tax ............................................              --               --              --               (7)
  Extraordinary item ..................................               7               --               7               --
  Cumulative effect of accounting change, net of
    tax ...............................................              --               --              --               61
                                                          -------------    -------------   -------------    -------------
  Net income attributable to common stockholders ......   $         224    $         274   $         357    $         536
                                                          =============    =============   =============    =============

Weighted average shares outstanding ...................     284,238,000      289,743,000     283,658,000      288,546,000
                                                          =============    =============   =============    =============

Basic EPS:
  Income from continuing operations ...................   $        0.83    $        0.94   $        1.30    $        1.67
  Loss from discontinued operations, net of tax .......           (0.07)              --           (0.07)              --
  Loss on disposal of discontinued operations, net
    of tax ............................................              --               --              --            (0.03)
  Extraordinary item ..................................            0.03               --            0.03               --
  Cumulative effect of accounting change, net of
    tax ...............................................              --               --              --             0.22
                                                          -------------    -------------   -------------    -------------
  Net income attributable to common stockholders ......   $        0.79    $        0.94   $        1.26    $        1.86
                                                          =============    =============   =============    =============

Diluted EPS Calculation:
  Net income attributable to common stockholders ......   $         224    $         274   $         357    $         536
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust
    preferred securities ..............................              --               --              --               --
                                                          -------------    -------------   -------------    -------------
  Total earnings effect assuming dilution .............   $         224    $         274   $         357    $         536
                                                          =============    =============   =============    =============

Weighted average shares outstanding ...................     284,238,000      289,743,000     283,658,000      288,546,000
  Plus: Incremental shares from assumed
    conversions (1):
    Stock options .....................................       1,562,000        2,373,000         979,000        2,233,000
    Restricted stock ..................................         753,000          607,000         753,000          607,000
    6 1/4% convertible trust preferred securities .....          15,000           14,000          15,000           14,000
                                                          -------------    -------------   -------------    -------------
  Weighted average shares assuming dilution ...........     286,568,000      292,737,000     285,405,000      291,400,000
                                                          =============    =============   =============    =============

Diluted EPS:
  Income from continuing operations ...................   $        0.82    $        0.93   $        1.29    $        1.66
  Loss from discontinued operations, net of tax .......           (0.07)              --           (0.07)              --
  Loss on disposal of discontinued operations, net
    of tax ............................................              --               --              --            (0.03)
  Extraordinary item ..................................            0.03               --            0.03               --
  Cumulative effect of accounting change, net of
    tax ...............................................              --               --              --             0.21
                                                          -------------    -------------   -------------    -------------
  Net income attributable to common stockholders ......   $        0.78    $        0.93   $        1.25    $        1.84
                                                          =============    =============   =============    =============

----------

(1) For the three months ended June 30, 2000 and 2001, the computation of diluted EPS excludes 52,307 and 1,860,256 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share and $45.57 to $50.00 per share for the second quarter 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

     For the six months ended June 30, 2000 and 2001, the computation of diluted EPS excludes 452,327 and 1,978,698 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $25.81 to $32.22 per share and $41.69 to $50.00 per share for the first six months of 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(10) CAPITAL STOCK

     Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2000, 299,914,791 shares of Reliant Energy common stock were issued and 286,464,709 shares of Reliant Energy common stock were outstanding. At June 30, 2001, 302,263,474 shares of Reliant Energy common stock were issued and 290,222,894 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (8,638,889 and 7,528,889 at December 31, 2000 and June 30, 2001, respectively) and (b) treasury shares (4,811,193 and 4,511,691 at December 31, 2000 and June 30, 2001, respectively).
Reliant Energy declared dividends of $0.375 per share in the second quarter of 2000 and 2001 and $0.75 per share in the first six months of 2000 and 2001.

     During the six months ended June 30, 2001, Reliant Energy issued 300,000 shares of Reliant Energy common stock out of its treasury stock. As of June 30, 2001, Reliant Energy was authorized to purchase up to $271 million of Reliant Energy common stock under its stock repurchase program.

(11) TRUST PREFERRED SECURITIES

(a) Reliant Energy.

     Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                            AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------   DISTRIBUTION       MANDATORY
                          DECEMBER 31,    JUNE 30,        RATE/        REDEMPTION DATE/       JUNIOR SUBORDINATED
         TRUST                2000          2001      INTEREST RATE      MATURITY DATE            DEBENTURES
-----------------------  -------------  ------------  ---------------  ----------------   ---------------------------

REI Trust I                $     375     $     375         7.20%          March 2048      7.20% Junior Subordinated
                                                                                          Debentures due 2048

HL&P Capital Trust I       $     250     $     250         8.125%         March 2048      8.125% Junior Subordinated
                                                                                          Deferrable Interest
                                                                                          Debentures Series A

HL&P Capital Trust II      $     100     $     100         8.257%       February 2037     8.257% Junior Subordinated
                                                                                          Deferrable Interest
                                                                                          Debentures Series B

     For additional information regarding the $625 million of preferred securities and the $100 million of capital securities, see Note 11 to Reliant Energy 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by that trust.

(b) RERC Corp.

     A statutory business trust created by RERC Corp. has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                            AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------   DISTRIBUTION        MANDATORY
                          DECEMBER 31,    JUNE 30,         RATE/        REDEMPTION DATE/      JUNIOR SUBORDINATED
         TRUST                2000          2001       INTEREST RATE     MATURITY DATE             DEBENTURES
-----------------------  -------------  ------------  ---------------   ----------------  ---------------------------

Resources Trust            $       1     $       1         6.25%          June 2026       6.25% Convertible Junior
                                                                                          Subordinated Debentures due
                                                                                          2026

     For additional information regarding the convertible preferred securities, see Note 11 to Reliant Energy 10-K Notes and Note 6 to RERC Corp. 10-K Notes. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date corresponding to the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(12) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

     Reliant Energy HL&P Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy HL&P's service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. Because the franchise ordinances at issue affecting Reliant Energy HL&P expressly impose fees only on its own receipts and only from sales of electricity for consumption within a city, the Company regards all of plaintiffs' allegations as spurious and is vigorously contesting the case. The plaintiffs' pleadings asserted that their damages exceeded $250 million. The 269th Judicial District Court for Harris County granted partial summary judgment in favor of Reliant Energy dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment were denied. A six-week jury trial of the original claimant cities (but not the class of cities) ended on April 4, 2000 (Three Cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began.

     The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class and vacated its prior orders certifying a class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy HL&P cannot be assessed until judgments are final and no longer subject to appeal. However, the trial court's rulings disregarding most of the jury's findings are consistent with Texas Supreme Court opinions over the past decade. The Company estimates the range of possible outcomes for the plaintiffs to be between zero and $17 million inclusive of interest and attorneys' fees.

     The Three Cities case has been appealed. The Company believes that the $1.7 million damage award resulted from serious errors of law and that it will be set aside by the Texas appellate courts. In addition, the Company believes that because of an agreement between the parties limiting fees to a percentage of the damages, reversal of the award of $13.7 million in attorneys' fees in the three cities case is probable.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary of Reliant Resources), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other subsidiaries of Reliant Resources, as well as several officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at Reliant Resources' own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court of San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants sought to remove all of these cases to federal court. The Judicial Panel on Multidistrict Litigation issued an order consolidating and transferring them to the Honorable Robert H. Whaley, a U.S. District Court Judge from the Eastern District of Washington, sitting by designation in San Diego, California. On June 27, 2001, Judge Whaley heard argument on plaintiffs' motions to remand five of the six cases back to state court. A motion to remand the sixth case has not been filed at this time. Judge Whaley issued a ruling on July 30, 2001, remanding the five cases back to state court. On August 1, 2001, a motion to consolidate the remanded state court cases was filed. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b) Environmental Matters.

     Clean Air Standards. The Company has participated in a lawsuit against the Texas Natural Resource Conservation Commission (TNRCC) regarding the limitation of the emission of oxides of nitrogen (NOx) in the Houston area. A settlement of the lawsuit was reached with the TNRCC in the second quarter of 2001. The settlement provides for an increase in allowable NOx emissions, compared to the original TNRCC requirements, through 2004. Further emission reduction requirements may or may not be required through 2007, depending upon the outcome of further investigations of regional air quality issues. Under the settlement, the Company will expend substantial funds to achieve significant reductions of NOx emissions. The Company anticipates investing up to $720 million in capital and other special project expenditures by 2004, and an additional $140 million between 2004 and 2007 to comply with this settlement.

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW) until 1960. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

     At June 30, 2001, RERC had accrued $19 million for remediation of the Minnesota sites. At June 30, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. RERC has received notices from the United States Environmental Protection Agency and others regarding its status as a potentially responsible party (PRP) for other sites. Based on current information, RERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Other Minnesota Matters. At June 30, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure of approximately $17 million at June 30, 2001) for other environmental matters in Minnesota for which remediation may be required.

     Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. The Company has found this type of contamination at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience of the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial condition, results of operations or cash flows.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 3(a) to Reliant Energy 10-K Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward generating station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of June 30, 2001. The Company expects approximately $13 million will be paid over the next five years.

     REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 3(b) to Reliant Energy 10-K Notes), REPGB had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are expected to be fully completed by 2005. As of June 30, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $21 million.

     Other. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(c) Other Legal and Environmental Matters.

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(d) California Wholesale Market Uncertainty.

     During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the California Public Utilities Commission (CPUC) early this year.

     As of December 31, 2000, the Company was owed a total of $282 million by the California Power Exchange (Cal PX) and the California Independent System Operator (Cal ISO). In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. As of June 30, 2001, the Company was owed a total of $318 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2001. In the first six months of 2001, the Company recorded a pre-tax provision of $37 million against receivable balances related to energy sales from January 1, 2001 through June 30, 2001 in the California market. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

     In response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission (FERC) initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MWh "breakpoint" on sales to the Cal ISO and through the Cal PX. The order did not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC.

     On March 9, 2001, the FERC issued an order outlining criteria for determining amounts subject to possible refund based on a monthly proxy market clearing price for transactions in the Cal ISO and Cal PX markets from January 1, 2001 through May 28, 2001. According to those criteria, approximately $12 million of the $125 million charged by the Company in January 2001 for sales in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 for sales in California to the Cal ISO are subject to possible refunds. In addition, approximately $370,000 of the $6.6 million charged by the Company from May 1 through May 28, 2001, for sales in California to the Cal ISO are subject to possible refund. The FERC found that the Company did not have any potential refund obligations associated with its sales in March or April 2001. In the March 9 order, the FERC set forth procedures for challenging possible refund obligations. On April 11 and 13 and May 11, the Company submitted cost or other justification for most of the January and February transactions designated as subject to refund. During the second quarter of 2001, the Company accrued refunds of $15 million of which $3 million had been previously reserved in the first quarter of 2001. On June 22, 2001, the Company notified the FERC that it agreed to refund amounts in excess of the proxy prices for May transactions in light of changes in environmental restrictions on the Company's generators. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. The December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

     On April 26, 2001, the FERC issued an order establishing a market monitoring and mitigation plan for the California markets to replace the $150/MWh breakpoint plan. This plan became effective on May 29, 2001 and was to have lasted no more than one year. The plan retains the "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5 percent (i.e., Stages 1, 2 and 3 emergencies in the Cal ISO). The plan's breakpoint amount is based on variable cost calculations using data submitted confidentially by each gas-fired generator to the FERC and the Cal ISO. The Cal ISO is instructed to use this data and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also increases the Cal ISO's authority to coordinate and control generating facility outages, subject to periodic reports to and review by the FERC; requires generators in California to offer all their available capacity for sale in the real-time market; and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority. The FERC conditioned implementation of the market monitoring and mitigation plan on the Cal ISO and the three California public utilities filing a regional transmission organization proposal by June 1, 2001. On June 1, 2001, the Cal ISO and the three California public utilities made a filing purporting to meet this requirement.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California. The proxy market clearing price calculated by the Cal ISO will apply during reserve deficiencies to all sales in the Cal ISO and Western spot markets. The affected Western states are Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The proxy market clearing price will include variable operations and maintenance costs ($6/MWh) and natural gas costs, while emissions costs and start-up fuel costs incurred in providing energy will be billed by suppliers directly to the Cal ISO. The Cal ISO will also add a 10 percent premium to market clearing prices to compensate sellers for credit uncertainty in California. In non-emergency hours in California, the maximum price in California and the West will be capped at 85 percent of the highest Cal ISO hourly market clearing price established during the hours when the last Stage 1 emergency was in effect. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to establishing higher actual gas costs than the proxy calculation averages. Marketers cannot justify prices above the set maximum, but rather must be price takers. The plan requires that every non-hydroelectric generator located in California with available uncommitted capacity must bid into the Cal ISO's real-time market in every hour, and non-hydroelectric generators in other Western states that use the interstate transmission grid must likewise make their uncommitted capacity available to a spot market of their choice. The modified monitoring and mitigation plan went into effect June 20, 2001, and will terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months. The Company believes that while the mitigation plan will reduce volatility in the market, the Company will nevertheless be able to profitably operate its facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on the Company's operations would be mitigated, in part, by the Company's forward hedging activities. The FERC set July 2, 2001, as the refund effective date for mitigation of prices throughout the West. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable.

     The order issued June 19 further requires all public utility sellers and buyers in the Cal ISO's markets to participate in settlement discussions to address past accounts and creditworthiness issues and to structure more long-term contracting. This conference convened on June 25, 2001, and continued through July 9, 2001 The settlement judge made his recommendations to the FERC regarding a proposed methodology for calculating possible refunds by sellers and procedures for resolving that and other outstanding issues on July 12, 2001. The FERC issued an order on July 25, 2001 adopting most of the settlement judge's recommendations, with modifications, and set an expedited hearing schedule. The Company cannot currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is only known to the Cal ISO. The amounts of any refunds will be determined by the end of the expedited hearing process. This proceeding should be completed by September 24, 2001. The Company has not reserved any amounts for potential refunds as a reasonable estimate cannot currently be made. Any refunds that are determined in the FERC proceeding are to be offset against unpaid amounts owed to the Company for its prior sales.

     In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the CPUC, the California Electricity Oversight Board, the California Bureau of State Audits, the California State Senate and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. The Washington and Oregon attorney generals have begun similar investigations. With the exception of a report by the California Bureau of State Audits, none of these investigations has been completed and no findings have been made in connection with any of them. The California state audit report, released earlier this year, concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market. In addition, recently promulgated regulations may make the Company subject to additional reporting requirements to the California Energy Commission.

     Pursuant to a resolution by the California Senate Rules Committee, the California Senate has established a Select Committee on Price Manipulation of the Wholesale Market (Committee). On June 12, 2001, the Committee served on Reliant Energy Services, Inc., and Reliant Energy Power Generation, Inc., subpoenas for documents. On July 18, 2001, the Committee found that these two companies had not provided an adequate response to the subpoenas, and it voted to recommend that the Senate initiate contempt proceedings against those entities. The ultimate outcome of the Senate proceedings cannot be predicted with any degree of certainty at this time.

     In default on payments for wholesale power purchased through the Cal PX and from the Cal ISO, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), remain below investment grade. As a result, PG&E and SCE are no longer able to schedule power transactions through the Cal ISO, which has relied on its emergency dispatch authority to serve the load of PG&E and SCE that cannot be served by generation owned or under contract by PG&E or SCE. According to orders of the FERC, the Cal ISO may not make real-time power purchases or issue emergency dispatch orders to third-party suppliers to serve the utilities' net short load in the absence of a creditworthy counterparty to back the liabilities of PG&E or SCE. The bankruptcy court judge in the PG&E bankruptcy has also issued an injunction precluding the Cal ISO from making such purchases.

     The CDWR has acted as a creditworthy counterparty for certain real-time transactions on behalf of PG&E and SCE, but disputes its direct liability for some of the power obtained from third-party suppliers to serve the utilities' net short load. The issue of CDWR's liability for amounts due from PG&E and SCE is currently before the FERC. Since January 2000, pursuant to emergency legislation enacted by the California Legislature, the CDWR has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE. On May 10, 2001, the CDWR received authorization under state law to issue up to $13.4 billion in bonds to cover the costs of power purchased on behalf of PG&E and SCE. These funds may not, however, be used to pay for any past under-collections or to service existing debt of the utilities.

     In addition to creditworthiness and payment disputes regarding transactions through the Cal ISO, certain issues remain outstanding with regard to the defaults of PG&E and SCE in the markets operated by the Cal PX, which is now in Chapter 11 bankruptcy proceedings. The Cal PX initially allocated the utilities' defaults to other market participants, under a chargeback provision of the Cal PX tariff, which action was challenged in both federal court and at the FERC. Although the Cal PX's actions with regard to the chargebacks were ultimately stayed by the federal court and ordered by the FERC to be rescinded, the issue of how monies held in escrow by the Cal PX will be distributed among market participants is still outstanding. In addition, Reliant Energy Services, Inc. and the Cal PX have filed actions to recover payment from the state of California for its seizure of block forward contracts purchased by PG&E and SCE that secured the utilities' activities in the Cal PX markets.

     In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100 percent tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. This bill expired when the first extraordinary session ended. During the second extraordinary session of the California legislature, currently in progress, similar bills have been introduced in both the California Senate and the California Assembly. The Senate bill, which was introduced on May 17, would impose a tax equal to the portion of sales above the "cost based rates," which include "reasonable" profit margins and maintenance and operating expenses. This bill passed the Senate on May 17 and is currently in committee in the California Assembly. It must be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. On May 15, the California Assembly also introduced a bill that would tax "excess" gross receipts from electrical energy distribution. The Assembly bill would impose a tax equal to 50% of all gross receipts higher than a base price but not more than 150% of the base price. For receipts between 150% and 200% of the base price, the tax is 70%, and for receipts over 200% of the base price, the tax is 90% of the gross receipts. The bill sets the base price at $60 per megawatt hour until the CPUC sets an appropriate price. This bill has not yet passed the California Assembly. If either bill is enacted into law in its current form, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

(e) Indemnification of Dutch Stranded Costs.

     In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective. The Transition Act, among other things, allocated to REPGB and the three other Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of BV Nederlands Elektriciteit Administratiekantoor (formerly, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP)). Prior to the enactment of the Transition Act, SEP acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other national Dutch generation companies. REPGB and the three other Dutch generation companies are shareholders of SEP.

     The Transition Act and related agreements specify that REPGB has a 22.5% share of SEP's assets, liabilities and stranded cost commitments. SEP's stranded cost commitments consisted primarily of various uneconomical or stranded cost investments and long-term gas supply and power contracts entered into prior to the liberalization of the Dutch wholesale electricity market. SEP's primary asset is its ownership interest in the Dutch national grid company, which is expected to be sold to the Dutch government in the fourth quarter of 2001 for approximately NLG 2.55 billion (approximately $982 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties.

     The Transition Act, as enacted, provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for certain liabilities associated with long-term district heating contracts entered into by the generation companies with various municipalities. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. However, at this point, it is unclear what the timing of this compensation will be or what form it will take. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB will collect its compensation directly from the former shareholders as further discussed below.

     The former shareholders have agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion in stranded cost liabilities (approximately $734 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). The indemnity obligation of the former shareholders and various provincial and municipal entities (including the city of Amsterdam), is secured by a NLG 900 million escrow account (approximately $347 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). In the first quarter of 2001, REPGB recorded a $544 million liability representing the estimated net present value of its statutorily allocated share of SEP's stranded cost gas and electric and district heating commitments over the life of the respective contracts. Pursuant to SFAS No. 133, the gas and electric contracts are marked to market. As of June 30, 2001, the Company has recorded a liability of $376 million for its stranded cost gas and electric and district heating commitments. In addition, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government. The estimate of stranded cost liability is based on a number of assumptions, many of which are contingent upon the outcome of future events, such as fuel and energy prices, that are not known at this time. The actual amount of the ultimate stranded cost liability may be greater or smaller depending on the outcome of these assumptions.

      During the second quarter of 2001, the Company filed aggregate indemnity claims of NLG 64 million (approximately $25 million) for stranded cost liabilities associated with the district heating and gas and electricity contract losses incurred during the first quarter of 2001. Based on current market projections, the Company expects to file similar claims on a quarterly basis for the lifetime of these contracts. On May 31 and July 9, 2001, the former shareholders rejected REPGB's indemnity claims. The Company believes that the rejection of its indemnity claims is without merit and intends to vigorously pursue its claims against the former shareholders.

     During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in SEP. This gain was based on the Company's evaluation of SEP's financial position and fair value. Pursuant to the purchase agreement of REPGB, as amended, REPGB is entitled to a NLG 125 million (approximately $51 million) dividend from SEP under certain conditions.

(f) Reliant Energy HL&P Rate Matters.

     The Texas Utility Commission has issued an interim order on June 5, 2001 requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation since it was in the Texas Utility Commission's estimation that the utility had overmitigated its stranded costs. The Company disagrees with certain positions prescribed in the interim order by the Texas Utility Commission and will determine future action based on the final order anticipated in August 2001. At June 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $725 million and approximately $1 billion, respectively. If implemented, the reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility, and the accelerated depreciation being returned through credits over seven years would serve as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's June 5, 2001 interim order will be used during the retail electric pilot project which began on July 31, 2001. The Company does not expect the final Reliant Energy HL&P transmission and distribution rate to be established until the end of August 2001 and implemented until January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

(g) Construction Agency Agreement.

     In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to less than 90% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, the lessee's obligations during the lease period.

(13) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

     During the first quarter of 2001, the Company recognized a pre-tax, non-cash charge of $101 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of distributing to Reliant Energy's or its successor's shareholders the remaining common stock of its unregulated subsidiary, Reliant Resources. For information regarding this anticipated transaction, see Note 4(b) to Reliant Energy 10-K Notes.

     Effective March 1, 2001, the Company will no longer accrue benefits under a noncontributory pension plan for its domestic non-union employees of Reliant Resources and Reliant Energy Tegco, Inc. (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $84 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan.

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees of Reliant Resources and its participating subsidiaries and Reliant Energy Tegco, Inc. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. For additional information regarding these benefit plans, see Notes 12(b) and 12(d) to Reliant Energy 10-K Notes.

(14) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For descriptions of these reporting segments, see Note 1 to Reliant Energy 10-K Notes. Financial data for the business segments are as follows:

                                                                                                   AS OF
                                                                                                DECEMBER 31,
                                             FOR THE THREE MONTHS ENDED JUNE 30, 2000              2000
                                      ----------------------------------------------------    ---------------
                                                              NET
                                       REVENUES FROM     INTERSEGMENT         OPERATING
                                       NON-AFFILIATES       REVENUES        INCOME (LOSS)       TOTAL ASSETS
                                      ---------------   ---------------    ---------------    ---------------
                                                                   (IN MILLIONS)
Electric Operations ...............   $         1,421   $            --    $           325    $        10,691
Natural Gas Distribution ..........               785                 8                (12)             4,509
Pipelines and Gathering ...........                39                52                 33              2,358
Wholesale Energy ..................             3,354                98                173             10,794
European Energy ...................               136                --                 24              2,521
Other Operations ..................                20                 8                (29)             2,296
Discontinued Operations(1).........                --                --                 --                195
Reconciling Elimination ...........                --              (166)                --             (1,665)
                                      ---------------   ---------------    ---------------    ---------------
Consolidated ......................   $         5,755   $            --    $           514    $        31,699
                                      ===============   ===============    ===============    ===============

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                      ----------------------------------------------------
                                                              NET
                                       REVENUES FROM     INTERSEGMENT         OPERATING
                                       NON-AFFILIATES       REVENUES        INCOME (LOSS)
                                      ---------------   ---------------    ---------------
                                                         (IN MILLIONS)
Electric Operations ...............   $         2,368   $            --    $           527
Natural Gas Distribution ..........             1,829                15                 93
Pipelines and Gathering ...........                86                95                 65
Wholesale Energy ..................             5,368               240                151
European Energy ...................               286                --                 57
Other Operations ..................                31                13                (38)
Reconciling Elimination ...........                --              (363)                --
                                      ---------------   ---------------    ---------------
Consolidated ......................   $         9,968   $            --    $           855
                                      ===============   ===============    ===============

                                                                                                   AS OF
                                             FOR THE THREE MONTHS ENDED JUNE 30, 2001          JUNE 30, 2001
                                      ----------------------------------------------------    ---------------
                                                             NET
                                       REVENUES FROM     INTERSEGMENT         OPERATING            TOTAL
                                       NON-AFFILIATES      REVENUES         INCOME (LOSS)          ASSETS
                                      ---------------   ---------------    ---------------    ---------------
                                                                  (IN MILLIONS)
Electric Operations ...............   $         1,523   $            --    $           342    $        10,908
Natural Gas Distribution ..........               856                32                (49)             3,706
Pipelines and Gathering ...........                50                46                 34              2,335
Wholesale Energy ..................             9,240               126                205             11,850
European Energy ...................               276                --                  9              3,043
Other Operations ..................                29                12                (19)             2,157
Discontinued Operations (1) .......                --                --                 --                120
Reconciling Elimination ...........                --              (216)                --               (881)
                                      ---------------   ---------------    ---------------    ---------------
Consolidated ......................   $        11,974   $            --    $           522    $        33,238
                                      ===============   ===============    ===============    ===============

                                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                      -------------------------------------------------
                                                            NET
                                       REVENUES FROM    INTERSEGMENT        OPERATING
                                      NON-AFFILIATES      REVENUES        INCOME (LOSS)
                                      --------------   --------------    --------------
                                                        (IN MILLIONS)
Electric Operations ...............   $        2,913   $           --    $          528
Natural Gas Distribution ..........            3,125               86                86
Pipelines and Gathering ...........              125              101                72
Wholesale Energy ..................           18,524              435               421
European Energy ...................              524               --                27
Other Operations ..................               48               25              (152)
Reconciling Elimination ...........               --             (647)               --
                                      --------------   --------------    --------------
Consolidated ......................   $       25,259   $           --    $          982
                                      ==============   ==============    ==============

----------

(1) Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of its Latin American segment, through sales of its assets. For more information regarding the Company's discontinued operations, see
     Note 5.

     Reconciliation of Operating Income to Net Income Attributable to Common
Stockholders:

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------    ----------------------------
                                                             2000             2001            2000            2001
                                                          ------------    ------------    ------------    ------------
                                                                                  (IN MILLIONS)
Operating Income ......................................   $        514    $        522    $        855    $        982
Other Expense .........................................           (167)            (99)           (320)           (241)
Income Tax Expense ....................................           (111)           (149)           (165)           (259)
Loss from Discontinued Operations, net of tax .........            (19)             --             (20)             --
Loss on Disposal of Discontinued Operations, net
  of tax ..............................................             --              --              --              (7)
Extraordinary Item ....................................              7              --               7              --
Cumulative Effect of Accounting Change, net of tax ....             --              --              --              61
                                                          ------------    ------------    ------------    ------------
Net Income Attributable to Common Stockholders ........   $        224    $        274    $        357    $        536
                                                          ============    ============    ============    ============

(15) INITIAL PUBLIC OFFERING OF RELIANT RESOURCES

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering (Distribution). As a result of the Offering, the Company recorded directly into stockholders' equity as a component of common stock a $509 million gain on the sale of its subsidiary's stock. For additional information regarding the Company's business separation plan, see Note 4(b) to Reliant Energy 10-K Notes. The Reliant Resources common stock issued in the Offering has been reflected as minority interest in consolidated subsidiaries in the Company's Consolidated Balance Sheet as of June 30, 2001.

     The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Distribution will be completed as described or within the time periods outlined above.

(16) SUBSEQUENT EVENTS

(a) Debt Refinancing.

     In July 2001, financing subsidiaries of Reliant Energy terminated several bank credit facilities and entered into new bank credit facilities which increased the aggregate amount of bank facilities at financing subsidiaries to $4.3 billion. The new bank facilities expire in July 2002 and are expected to support the issuance of commercial paper. In connection with the termination of a Euro 560 million bank facility, financing subsidiary bank loans of Euro 560 million were refinanced with U.S. dollar denominated commercial paper issued by a financing subsidiary.

(b) Reliant Resources Stock Repurchase.

     During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding benefit plan obligations of Reliant Resources expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of its common stock prior to the separation of the two companies without the prior consent of Reliant Energy. Accordingly, Reliant Resources may make future purchases of its common stock in anticipation of funding pre-Distribution employee benefit plan obligations.

(c) Hedge of Net Investment in Foreign Subsidiaries.

     In July 2001, the Company has entered into foreign currency swaps on Euro 560 million (approximately $475 million based on an exchange rate of 0.8490 Euro per U.S. dollar as of June 30, 2001) to hedge its net investment in its European Energy segment, which expire in 2002. The Company has designated these derivative instruments as hedges. Changes in the fair value of the swaps will be recorded as foreign currency translation adjustments as a component of stockholders' equity.

(d) Reliant Energy Communications.

     During the third quarter of 2001, the Company decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for the Company's Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. The Company does not believe the disposition or other strategic alternatives of this business will have a material adverse effect on its consolidated financial condition, results of operations or cash flows in 2001 and in future periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

     We are a diversified international energy services and energy delivery company that provides energy and energy services in North America and Europe. We operate one of the nation's largest electric utilities in terms of kilowatt-hour
(KWh) sales, and our three natural gas distribution divisions together form one of the United States' largest natural gas distribution operations in terms of customers served. We invest in the acquisition, development and operation of domestic and international non-rate regulated power generation facilities. We own two interstate natural gas pipelines that provide gas transportation, supply, gathering and storage services, and we also engage in wholesale energy marketing and trading.

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For segment reporting information, please read Note 14 to our Interim Financial Statements.

     Effective December 1, 2000, our Board of Directors approved a plan to dispose of our Latin American business segment and sale of its assets. Accordingly, we are reporting the results of our Latin American business segment as discontinued operations for all periods presented in our Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30. For additional information regarding the disposal of our Latin American business segment, please read Note 19 to Reliant Energy 10-K Notes.

     In 2000, we submitted a business separation plan to the Texas Utility Commission that was later amended during the year to restructure our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our regulated businesses. In December 2000, the plan was substantially approved by the Texas Utility Commission in its entirety and a final order was issued on April 10, 2001. For additional information regarding our business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     As part of the separation, Reliant Energy will undergo a restructuring of its corporate organization to achieve a new holding company structure. The new holding company will hold our regulated businesses. In connection with the formation of the new holding company, we will seek an exemption from the registration requirements of the Public Utility Holding Company Act of 1935 (1935 Act) or, if no exemption is available, the new holding company will register as a public utility holding company under the 1935 Act. The restructuring will require approval of the Securities and Exchange Commission, certain of the affected state commissions and the Nuclear Regulatory Commission.

     In connection with our business separation plan, we formed Reliant Resources, which owns and operates a substantial portion of our unregulated operations. In May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public at an initial public offering (Offering) price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Energy expects to distribute the remaining common stock of Reliant Resources it owns to Reliant Energy's or its successor's shareholders within twelve months of the closing of the Reliant Resources initial public offering.

     On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey, and Maryland having an aggregate net generating capacity of approximately 4,262 MW. The purchase price for the May 2000 transaction was $2.1 billion. We accounted for the acquisition as a purchase, and accordingly, our results of operations include the results of operations for REMA only for the period after the acquisition date. For additional information about this acquisition, including our accounting treatment of the acquisition, please read
Note 3(a) to Reliant Energy 10-K Notes and Note 4 to our Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------    ----------------------------
                                                              2000            2001            2000            2001
                                                          ------------    ------------    ------------    ------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ..............................................   $      5,755    $     11,974    $      9,968    $     25,259
Operating Expenses ....................................         (5,241)        (11,452)         (9,113)        (24,277)
                                                          ------------    ------------    ------------    ------------
Operating Income ......................................            514             522             855             982
Income from equity investments in unconsolidated
  subsidiaries ........................................              5              52               6              64
Interest Expense ......................................           (187)           (150)           (347)           (328)
Distribution on Trust Preferred Securities ............            (13)            (14)            (27)            (28)
Minority Interest .....................................             --             (23)              1             (23)
Other Income ..........................................             28              36              47              74
Income Tax Expense ....................................           (111)           (149)           (165)           (259)
Loss from Discontinued Operations, net of tax .........            (19)             --             (20)             --
Loss on Disposal of Discontinued Operations, net
  of tax ..............................................             --              --              --              (7)
Extraordinary Item ....................................              7              --               7              --
Cumulative Effect of Accounting Change, net of tax ....             --              --              --              61
                                                          ------------    ------------    ------------    ------------
Net Income Attributable to Common Stockholders ........   $        224    $        274    $        357    $        536
                                                          ============    ============    ============    ============
Basic Earnings Per Share ..............................   $       0.79    $       0.94    $       1.26    $       1.86
Diluted Earnings Per Share ............................   $       0.78    $       0.93    $       1.25    $       1.84

Three months ended June 30, 2000 compared to three months ended June 30, 2001

     We reported consolidated net income of $224 million ($0.78 per diluted share) for the three months ended June 30, 2000 compared to $274 million ($0.93 per diluted share) for the three months ended June 30, 2001. The 2000 results include a $19 million loss from discontinued operations in Latin America and a $7 million extraordinary gain related to the early extinguishment of long-term debt. The 2001 results include a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, offset by related minority interest of $6 million.

     Our consolidated net income, after adjusting for the items described above, was $236 million ($0.82 per diluted share) for the three months ended June 30, 2000 compared to $247 million ($0.84 per diluted share) for the three months ended June 30, 2001. The improvement was primarily due to increased profitability from our Wholesale Energy and Electric Operations businesses, partially offset by reduced contributions from our Natural Gas Distribution and European Energy segments.

     For an explanation of changes in operating income for the second quarter of 2000 versus 2001, see the discussion below of operating income by segment.

     Equity income from unconsolidated subsidiaries increased by $47 million during the second quarter of 2001 compared to 2000 primarily due to the pre-tax gain of $51 million related to a preacquisition contingency recorded by our European Energy segment (see Note 12(e)), partially offset by decreased earnings from unconsolidated subsidiaries of our Wholesale Energy segment due to a plant outage at one of our equity investments. Our Wholesale Energy segment reported income from equity investments for the three months ended June 30, 2000 of $5.5 million compared to $1 million for the same period in 2001.

     We incurred charges for interest expense and distribution on trust preferred securities of $200 million and $164 million for the second quarters of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the second quarter of 2001 compared to the same period in 2000.

     Other income increased by $8 million during the second quarter of 2001 compared to 2000, primarily due to increased interest income from our Electric Operations and Wholesale Energy segments.

     During the second quarter of 2001, we recorded minority interest expense of $23.8 million related to the minority interest in Reliant Resources.

     The effective tax rate for the second quarter of 2000 and 2001 was 32% and 35%, respectively.

Six months ended June 30,2000 compared to six months ended June 30, 2001

     We reported consolidated net income of $357 million ($1.25 per diluted share) for the six months ended June 30, 2000 compared to $536 million ($1.84 per diluted share) for the six months ended June 30, 2001. The 2000 results include a $20 million loss from discontinued operations in Latin America and an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 2001 results reflect a $7 million after-tax loss on the disposal of discontinued operations in Latin America, a $61 million after-tax cumulative effect of an accounting change from the adoption of SFAS No. 133, a $65 million after-tax non-cash charge relating to the redesign of the company's benefit plans for employees of our unregulated businesses and a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, offset by related minority interest of $6 million.

     Our consolidated net income, after adjusting for the items described above, was $370 million ($1.29 per diluted share) for the first six months of 2000 compared to $521 million ($1.79 per diluted share) for the first six months of 2001. The increase in adjusted earnings for this period was largely driven by strong performance from our Wholesale Energy businesses.

     For information regarding the adoption of SFAS No. 133, the discontinuance of our Latin American segment, the gain related to the preacquisition contingency and the benefit charge incurred in the first quarter of 2001, see Notes 3, 5, 12(e) and 13 to our Interim Financial Statements.

     For an explanation of changes in operating income for the first six months of 2000 versus 2001, see the discussion below of operating income (loss) by segment.

     Equity income from unconsolidated subsidiaries increased by $58 million during the first half of 2001 compared to 2000 primarily due to the pre-tax gain of $51 million related to a preacquisition contingency recorded by our European Energy segment, as discussed above, and increased earnings from unconsolidated subsidiaries of our Wholesale Energy segment. Our Wholesale Energy segment reported income from equity investments for the six months ended June 30, 2000 of $6 million compared to $14 million in the same period in 2001. The equity income in 2001 primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The plant became operational in May 2000.

     We incurred charges for interest expense and distribution on trust preferred securities of $374 million and $356 million for the first six months of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the first six months of 2001 compared to the same period in 2000.

     Other income increased by $27 million during the first six months of 2001 compared to 2000 primarily due to increased interest income from our Electric Operations and Wholesale Energy segments and a pre-tax impairment loss of $22 million recorded in 2000 related to certain marketable securities, partially offset by a $15 million gain related to the sale of a development-stage project in 2000 and a federal tax refund in 2000. For additional information regarding our investment equity securities noted above, see Note 2(l) to Reliant Energy 10-K Notes.

     During the second quarter of 2001, we recorded minority interest expense of $23.8 million related to the minority interest in Reliant Resources.

     The effective tax rate for the first six months of 2000 and 2001 was 31% and 35%, respectively.

     As discussed in Note 12(e) to our Interim Financial Statements, the Transition Act allocated to the Dutch generation sector, including REPGB, financial responsibility for SEP's obligations to purchase electricity and gas under a gas supply contract and three electricity contracts. As a result of the above, we recorded an out-of-market, net stranded cost liability of $169 million and a related deferred tax asset of $61 million at June 30, 2001 for our statutorily allocated share of these gas supply and electricity contracts. We believe that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts will be deductible for Dutch tax purposes. However, due to the uncertainties related to the deductibility of these costs, we have recorded a reserve in other liabilities in our Interim Financial Statements of $61 million as of June 30, 2001.

     The table below shows operating income (loss) by segment:

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                          2000            2001            2000            2001
                                      ------------    ------------    ------------    ------------
                                                             (IN MILLIONS)
Electric Operations ...............   $        325    $        342    $        527    $        528
Natural Gas Distribution ..........            (12)            (49)             93              86
Pipelines and Gathering ...........             33              34              65              72
Wholesale Energy ..................            173             205             151             421
European Energy ...................             24               9              57              27
Other Operations ..................            (29)            (19)            (38)           (152)
                                      ------------    ------------    ------------    ------------
      Total Consolidated ..........   $        514    $        522    $        855    $        982
                                      ============    ============    ============    ============

ELECTRIC OPERATIONS

     Our Electric Operations segment conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Our Electric Operations segment generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas.

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2000           2001           2000           2001
                                                     ------------   ------------   ------------   ------------
                                                                             (IN MILLIONS)
Operating Revenues:
  Base Revenues ..................................   $        834   $        816   $      1,436   $      1,433
  Reconcilable Fuel Revenues .....................            587            707            932          1,480
                                                     ------------   ------------   ------------   ------------
    Total Operating Revenues .....................          1,421          1,523          2,368          2,913
                                                     ------------   ------------   ------------   ------------
Operating Expenses:
  Fuel and Purchased Power .......................            601            721            959          1,507
  Operation and Maintenance ......................            256            224            466            472
  Depreciation and Amortization ..................            144            129            243            208
  Other Operating Expenses .......................             95            107            173            198
                                                     ------------   ------------   ------------   ------------
    Total Operating Expenses .....................          1,096          1,181          1,841          2,385
                                                     ------------   ------------   ------------   ------------
Operating Income .................................   $        325   $        342   $        527   $        528
                                                     ============   ============   ============   ============

Electric Sales Including Unbilled (in GWh(1)):
  Residential ....................................          5,987          5,784          9,433          9,736
  Commercial .....................................          4,497          4,540          8,235          8,509
  Industrial .....................................          7,276          7,705         14,285         14,508
  Industrial - Interruptible .....................          1,369            803          2,682          1,437
  Other ..........................................            306            381          1,026            677
                                                     ------------   ------------   ------------   ------------
  Total Sales Including Unbilled .................         19,435         19,213         35,661         34,867
                                                     ============   ============   ============   ============
Average Cost of Fuel (in Cents/MMBtu (2)) ........          263.5          288.5          231.3          294.3
                                                     ============   ============   ============   ============

----------
(1)      Gigawatt hours

(2)      Million British thermal units

     Our Electric Operations segment's operating income for the three months ended June 30, 2001 increased $17 million compared to the three months ended June 30, 2000. The increase was primarily due to the timing of information technology and software expenses and transmission cost of service, and decreases in labor related costs, other operation and maintenance expenses and amortization expense. These decreases were partially offset by increased tax expenses, a reduction in revenues due to milder weather and reduced rates for certain governmental agencies as mandated by Texas deregulation legislation.

     Our Electric Operations segment's operating income for the six months ended June 30, 2001 increased $1 million compared to the six months ended June 30, 2000. The increase was primarily due to increased revenue growth and decreased amortization expense offset by a reduction in revenues due to milder weather and reduced rates for certain governmental agencies as mandated by Texas deregulation legislation and increased tax expenses.

     Base revenues decreased $18 million and $3 million for the quarter and six months ended June 30, 2001, respectively, primarily due to milder weather compared to prior year and a reduction in revenues due to reduced rates for certain governmental agencies as mandated by Texas deregulation legislation. These decreases were partially offset by customer growth.

     Reconcilable fuel revenues and fuel and purchased power expenses for the quarter and six months ended June 30, 2001 increased as a result of an increase in the price of natural gas ($3.59 and $4.85 per MMBtu in the second quarters of 2000 and 2001, respectively, and $3.25 and $5.64 per MMBtu for the first six months of 2000 and 2001, respectively).

     Operation and maintenance expenses and other operating expenses for the second quarter of 2001 decreased by $32 million and increased by $12 million, respectively, when compared to the same period in 2000. The decrease in operation and maintenance expenses is largely due to the timing of software and hardware maintenance costs and decreases in labor related costs and other operations and maintenance expenses. The increase in other operating expenses is primarily due to an increase in franchise tax requirements resulting from increased revenues.

     Operation and maintenance expenses and other operating expenses for the first six months of 2001 increased by $6 million and $25 million, respectively, when compared to the same period in 2000. The increase in operation and maintenance expense is primarily due to higher benefit costs partially offset by decreased legal fees. The increase in other operating expenses is primarily due to an increase in franchise tax requirements resulting from increased revenues.

     Depreciation and amortization expense for the quarter and six months ended June 30, 2001 decreased $15 million and $35 million, respectively, compared to the same periods in 2000. The decrease was primarily due to a decrease in amortization of the book impairment regulatory asset recorded in June 1999 and decreased amortization expense due to regulatory assets related to cancelled projects being fully amortized in June 2000. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see Notes 2(g) and 4(a) to Reliant Energy 10-K Notes.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ----------------------------    ---------------------------
                                              2000            2001            2000            2001
                                          ------------    ------------    ------------   ------------
                                                                (IN MILLIONS)
Operating Revenues ....................   $        793    $        888    $      1,844   $      3,211
Operating Expenses:
  Natural Gas .........................            622             725           1,380          2,702
  Operation and Maintenance ...........            126             150             250            283
  Depreciation and Amortization .......             37              37              73             73
  Other Operating Expenses ............             20              25              48             67
                                          ------------    ------------    ------------   ------------
    Total Operating Expenses ..........            805             937           1,751          3,125
                                          ------------    ------------    ------------   ------------
Operating (Loss) Income ...............   $        (12)   $        (49)   $         93   $         86
                                          ============    ============    ============   ============

Throughput Data (in Bcf (1)):
  Residential and Commercial Sales ....             46              37             160            189
  Industrial Sales ....................             13              12              38             23
  Transportation ......................             11              11              27             26
  Retail ..............................            141             107             281            239
                                          ------------    ------------    ------------   ------------
    Total Throughput ..................            211             167             506            477
                                          ============    ============    ============   ============

----------
(1)  Billion cubic feet.

     Our Natural Gas Distribution segment's operating loss increased $37 million and operating income decreased $7 million for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000. The increase in the loss for the quarter was largely due to increased bad debt expense in addition to changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items. The decrease in income for the first six months in 2001 compared to the same period in 2000 is primarily due to increased bad debt expense, in addition to changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items, partially offset by improved margins from colder weather and reduced operation and maintenance expense due to exiting certain retail gas markets during 2000.

PIPELINES AND GATHERING

     Our Pipelines and Gathering segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                          2000            2001            2000            2001
                                      ------------    ------------    ------------    ------------
                                                             (IN MILLIONS)
Operating Revenues ................   $         91    $         96    $        181    $        226
Operating Expenses:
  Natural Gas .....................             16              12              31              58
  Operation and Maintenance .......             24              31              49              59
  Depreciation and Amortization ...             14              15              28              29
  Other Operating Expenses ........              4               4               8               8
                                      ------------    ------------    ------------    ------------
    Total Operating Expenses ......             58              62             116             154
                                      ------------    ------------    ------------    ------------
Operating Income ..................   $         33    $         34    $         65    $         72
                                      ============    ============    ============    ============

Throughput Data (in MMBtu):
  Natural Gas Sales ...............              3               3               7               9
  Transportation ..................            209             193             470             439
  Gathering .......................             71              77             141             147
  Elimination (1) .................             (3)             (1)             (6)             (2)
                                      ------------    ------------    ------------    ------------
Total Throughput ..................            280             272             612             593
                                      ============    ============    ============    ============

----------
(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering segment's operating income for the quarter and six months ended June 30, 2001 increased $1 million and $7 million, respectively, compared to the same periods in 2000. Increased margins for our gas gathering business were offset by a decrease in margins from our Pipelines operations and increased operating expenses in the second quarter of 2001. Improved operating margins (revenues less natural gas costs) from both the pipelines and gas gathering businesses partially offset by increased operating expenses contributed to the increase for the first six months of 2001.

WHOLESALE ENERGY

     Our Wholesale Energy segment includes our non-rate regulated power generation operations in the United States and our wholesale energy trading, marketing, power origination and risk management operations in North America. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios. As a result, we have made, and expect to continue to make, significant investments in developing the trading and marketing infrastructure including software, trading and risk control resources.

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------   ---------------------------
                                          2000           2001           2000            2001
                                      ------------   ------------   ------------   ------------
                                                            (IN MILLIONS)
Operating Revenues ................   $      3,452   $      9,366   $      5,608   $     18,959
Operating Expenses:
  Fuel and Cost of Gas Sold .......          1,943          4,334          3,363          9,988
  Purchased Power .................          1,244          4,654          1,931          8,201
  Operation and Maintenance .......             71            146            133            279
  Depreciation and Amortization ...             18             21             25             62
  Other Operating Expenses ........              3              6              5              8
                                      ------------   ------------   ------------   ------------
    Total Operating Expenses ......          3,279          9,161          5,457         18,538
                                      ------------   ------------   ------------   ------------
Operating Income ..................   $        173   $        205   $        151   $        421
                                      ============   ============   ============   ============

Operations Data:
Natural Gas (in Bcf):
  Sales ...........................            533            859          1,082          1,626
                                      ============   ============   ============   ============
Electricity (in MMWh):
  Wholesale Power Sales ...........           35.8           86.1           64.1          162.6
                                      ============   ============   ============   ============

     Our Wholesale Energy segment's operating income increased $32 million and $270 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The increases were primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power). Gross margins for Wholesale Energy rose by $113 million and $456 million for the quarter and six months ended June 30, 2001 compared to the same periods in 2000, respectively. Gross margins increased primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses, higher general and administrative and development expenses and a $37 million provision and a $12 million net write-off against receivables balances related to energy sales in the West Region.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001 adopting certain recommendations made by an administrative law judge regarding a proposed methodology for calculating possible refunds by sellers of electricity in the Western Region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. We have not reserved any amounts for potential future refunds as a reasonable estimate cannot currently be made. For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, see Notes 12(a) and 12(d) to our Interim Financial Statements.

     Our Wholesale Energy segment's operating revenues increased $6 billion and $13 billion, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The increases were primarily due to increases in prices and volumes for gas and power sales. Our fuel and gas costs increased $2 billion and $7 billion, respectively, in the quarter and six months ended June 30, 2001 compared to the same periods in 2000, largely due to a higher average cost of gas and increased volume. Our purchased power expense increased $3 billion and $6 billion, respectively, in the quarter and six months ended June 30, 2001, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses increased $75 million and $146 million, respectively, in the quarter and six months ended June 30, 2001 compared to the same periods in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000, lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions, higher staffing levels to support increased sales and expanded trading and marketing efforts and increased corporate allocations to Wholesale Energy. Depreciation and amortization expense for the quarter and six months ended June 30, 2001 compared to the same periods in 2000 increased by $3 million and $37 million, respectively, as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in California, and depreciation of our Mid-Atlantic plants, which were acquired in May 2000.

EUROPEAN ENERGY

     Our European Energy segment includes the operations of Reliant Energy Power Generation Benelux N.V. (REPGB) and its subsidiaries and our European trading, marketing and risk management operations. Our European Energy segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Europe.

     Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time we made the acquisition, REPGB has experienced a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information on these and other factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Competitive, Regulatory and Other Factors Affecting Our European Energy Operations" in the Reliant Energy Form 10-K, which information is incorporated herein by reference.

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   ---------------------------
                                               2000           2001           2000           2001
                                           ------------   ------------   ------------   ------------
                                                                (IN MILLIONS)
Operating Revenues .....................   $        136   $        276   $        286   $        524
Operating Expenses:
  Fuel and Purchased Power .............             62            218            131            400
  Operation and Maintenance and Other ..             31             30             59             59
  Depreciation and Amortization ........             19             19             39             38
                                           ------------   ------------   ------------   ------------
    Total Operating Expenses ...........            112            267            229            497
                                           ------------   ------------   ------------   ------------
Operating Income .......................   $         24   $          9   $         57   $         27
                                           ============   ============   ============   ============

Electricity (in MMWh):
  Wholesale Sales ......................            2.8            3.7            5.9            7.3
  Trading Sales ........................             --            5.9             --            9.0

     Our European Energy segment operating income decreased $15 million and $30 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. These decreases were primarily due to a decrease in margins (revenues less fuel and purchased power) as the Dutch electric market was completely opened to wholesale competition on January 1, 2001. Increased margins from ancillary services, district heating sales and an efficiency and energy payment from SEP totaling $30 million partially offset this decline.

     Our European Energy segment operating revenues increased $140 million and $238 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. These increases were primarily due to increased trading revenues associated with our participation in the now fully deregulated Dutch wholesale electric market. Fuel and purchased power costs increased $156 million and $269 million, respectively, in the quarter and six months ended June 30, 2001 compared to same periods in 2000, primarily due to increased purchased power for trading activities and increased cost of natural gas and other fuels.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our unregulated retail electric operations, a communications business offering enhanced data, voice and other services to customers in Texas, an eBusiness group, non-operating investments, certain real estate holdings and unallocated corporate costs.

     Our Other Operations segment's operating loss decreased $10 million and increased $114 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The decreased loss in the second quarter was primarily due to increased sales of energy and energy services to commercial and industrial customers from our Reliant Energy Solutions unit partially offset by increased staffing and systems costs in preparation for full retail competition in Texas beginning January 1, 2002. The increased loss for the six months was primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of the separation of our regulated businesses and our unregulated businesses. In addition, the increased operating loss was due to the timing of certain legal expenses, as well as costs related to our communications operations. For information regarding the benefit charge incurred in the first quarter of 2001, see Note 13 to our Interim Financial Statements.

     During the third quarter of 2001, we decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for our Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. We do not believe the disposition or other strategic alternatives of this business will have a material adverse effect on our consolidated financial condition, results of operations or cash flows in 2001 and in future periods.


                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

GENERAL

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For additional information regarding the California wholesale market and related litigation, please read Notes 12(a) and 12(d) to our Interim Financial Statements.

ELECTRIC OPERATIONS

     In contemplation of open competition, our Electric Operations segment has been allowed since 1998 under our Transition Plan approved by the Texas Utility Commission and the Legislation to earn base revenues which produced earnings in excess of traditional regulated levels. These excess earnings have been utilized to mitigate stranded cost of generation plants by accelerating the depreciation of these assets for regulatory purposes.

     This transition to competition period is scheduled to end on December 31, 2001. At that time, and in accordance with the Legislation, we expect our Electric Operations segment will be unbundled pursuant to our business separation plan (please read Notes 4(a) and 4(b) to Reliant Energy 10-K Notes) into three distinct businesses: a transmission and distribution company, a power generation company and a retail company. New rates based on the allowed invested capital, or "rate base", of the transmission and distribution business will be implemented beginning on January 1, 2002. For more information regarding the interim rulings in the rate case for the transmission and distribution company, please read Note 12(f) to our Interim Financial Statements. The retail business will be conducted by a subsidiary of Reliant Resources. The generation business will sell power via capacity auctions at market rates. However, the Legislation provides that during the 2004 stranded cost true-up (please read Note 4(a) to Reliant Energy 10-K Notes), a true-up amount will be calculated which will be recovered from or returned to customers to adjust the market revenues earned from the capacity auctions to a level that would approximate a regulated return on the invested capital of the generation business. Thus, beginning in 2002, earnings of our Electric Operations segment will be reduced to near traditional regulated returns independent of any additional positive or negative cash flows which may result from implementation of competitive transition charges received from customers or other credits to customers, as applicable. Accordingly, the results of operations of our Electric Operations segment post-competition will significantly decline.

FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2000 and 2001.

                                        SIX MONTHS ENDED JUNE 30,
                                      ----------------------------
                                          2000            2001
                                      ------------    ------------
                                              (IN MILLIONS)
Cash provided by (used in):
   Operating activities ...........   $        686    $      1,086
   Investing activities ...........         (3,935)         (1,056)
   Financing activities ...........          3,260             (93)

     Net cash provided by operating activities during the six months ended June 30, 2001 increased $400 million compared to the same period in 2000 primarily due to improved operating cash flows from Wholesale Energy and a decrease in margin deposits on energy trading activities partially offset by changes in working capital.

     Net cash used in investing activities decreased $2.9 billion during the six months ended June 30, 2001 compared to the same period in 2000 primarily due to the funding of the remaining purchase obligation for REPGB for $982 million on March 1, 2000 and the acquisition of REMA for $2.1 billion on May 12, 2000, partially offset by an increase in capital expenditures related to the construction of domestic power generation projects during the six months ended June 30, 2001.

     Cash flows provided by financing activities decreased $3.4 billion during the six months ended June 30, 2001 compared to the same period in 2000 primarily due to a decline in short-term borrowings, partially offset by $1.7 billion in net proceeds from the initial public offering of Reliant Resources.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of June 30, 2001, we had credit facilities in effect, including facilities of various financing subsidiaries and operating subsidiaries, which provided for an aggregate of $7.4 billion in committed credit, of which $4.0 billion was scheduled to expire in 2001. As of June 30, 2001, $4.4 billion was outstanding under these facilities including other borrowings of $3.8 billion and letters of credit of $0.6 billion. The remaining unused credit facilities totaled $3.0 billion. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

     In May 2001, aggregate bank facilities and aggregate amount of commercial paper that can be offered were reduced by $1.7 billion, the amount of net proceeds from the Offering.

     Debt Refinancing. In July 2001, various financing subsidiaries terminated several bank credit facilities and entered into new bank credit facilities which increased the aggregate amount of bank facilities at financing subsidiaries to $4.3 billion. The new bank facilities expire in July 2002 and are expected to support the issuance of commercial paper. In connection with the termination of a Euro 560 million bank facility, financing subsidiary bank loans of Euro 560 million were refinanced with U.S. dollar denominated commercial paper issued by a financing subsidiary.

     Shelf Registrations. At June 30, 2001, Reliant Energy had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of our preferred stock, $580 million aggregate principal amount of our debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, Reliant Energy had a shelf registration for 15 million shares of its common stock, which would have been worth $483 million as of June 30, 2001 based on the closing price of its common stock as of that date. In January 2001, RERC Corp. filed a shelf registration statement for $600 million of unsecured unsubordinated debt securities of which $550 million was issued in February 2001.

     RERC Corp. Debt Issuance. In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term borrowings.

     Securitization. Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by us, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets. In May 2000, the Texas Utility Commission issued a financing order to Reliant Energy authorizing the issuance of transition bonds for the recovery of costs associated with generation-related regulatory assets in the amount of $738 million plus issuance costs of up to $11 million. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges assessed to users of Reliant Energy HL&P's transmission and distribution services. The offering of the transition bonds is expected to be consummated during the third quarter of 2001.

     Fuel Filing. As of June 30, 2001, Reliant Energy HL&P was under-collected on fuel recovery by approximately $667 million. In two separate filings with the Texas Utility Commission in 2000, Reliant Energy

HL&P received approval to implement fuel surcharges to collect the under-recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

     On March 15, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to revise its fuel factor and address its undercollected fuel costs of $389 million, which is the accumulated amount since September 2000 through February 2001, plus estimates for March and April 2001. Reliant Energy HL&P requested to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and proposed to defer the collection of the $389 million until the 2004 stranded costs true-up proceeding. On April 16, 2001, the Texas Utility Commission issued an order approving interim rates effective with the May 2001 billing cycle.

     On June 21, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to terminate the interim factor and return to the prior fuel factor due to the forecasted decline in natural gas prices. On July 20, 2001, the Texas Utility Commission issued an order of dismissal approving Reliant Energy HL&P's request that the interim rates approved on April 16, 2001, effective with Reliant Energy HL&P's May billing month, be terminated and Reliant Energy HL&P prospectively bill its customers using the prior fuel factor established in a previous order beginning with Reliant Energy HL&P's August billing month. The Texas Utility Commission also granted Reliant Energy HL&P a good cause exception in that Reliant Energy HL&P will not be required to refund amounts collected through the interim rates. Reliant Energy HL&P did not waive its right to collect any final fuel balance.

     Initial Public Offering of Reliant Resources. On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in the Offering in connection with our business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering. For additional information regarding our business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     Reliant Resources Stock Repurchase. During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding benefit plan obligations expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of common stock prior to the separation of the two companies without the prior consent of Reliant Energy. Accordingly, Reliant Resources may make future purchases of its common stock in anticipation of funding pre-Distribution employee benefit plan obligations.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through commercial paper borrowings at one of our financing subsidiaries. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 3(a) and 14(c) to Reliant Energy 10-K Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay commercial paper borrowings at one of our financing subsidiaries. We will continue to make lease payments through 2029. The lease terms expire in 2034.

     Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $348 million had been incurred as of June 30, 2001. The project continues to be financed through funds received under the terms of a committed equity bridge facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

     Other Generating Projects. As of June 30, 2001, we had three additional non-rate regulated generating facilities under construction. Total estimated costs of constructing these facilities are $1.2 billion, including $349 million in commitments for the purchase of combustion turbines. As of June 30, 2001, we had incurred $513 million of the total projected costs of these projects, which were funded primarily through short-term borrowings from various financing subsidiaries of Reliant Energy. We believe that our level of cash, our borrowing capability and proceeds from the initial public offering of Reliant Resources as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $296 million for future generation projects. We believe that our current level of cash, our borrowing capability and proceeds from the initial public offering will be sufficient to fund these options should we choose to exercise them.

     Construction Agency Agreement. In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited Reliant Resources' risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, it must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment up to 85% of the project cost if the proceeds from remarketing are deficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, the lessee's obligations during the lease period.

     California Trade Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the CPUC early this year. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy. As of June 30, 2001, we were owed $318 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2001 and have recorded an allowance against such receivables of $76 million. From July 1, 2001 through August 6, 2001, we have collected none of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 12(a) and 12(d) to our Interim Financial Statements and Notes 14(g) and 14(h) to Reliant Energy 10-K Notes.

     Reliant Energy HL&P Rate Matters. The Texas Utility Commission has issued an interim order on June 5, 2001 requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation since it was in the Texas Utility Commission's estimation that the utility had overmitigated its stranded costs. We disagree with certain positions prescribed in the interim order by the Texas Utility Commission and will determine future action based on the final order anticipated in August 2001. At June 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $725 million and approximately $1 billion, respectively. If implemented, the reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility and the accelerated depreciation being returned through credits over seven years would serve as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's June 5, 2001 interim order will be used during the retail electric pilot project which began on July 31, 2001. We do not expect the final Reliant Energy HL&P transmission and distribution rate to be established until the end of August 2001 and implemented until January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

     Florida Tolling Arrangement. In the first quarter of 2001, our Wholesale Energy segment entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002, at which time we will commence tolling payments.

     Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and various working capital needs. We expect to continue to bid on future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. We also expect Reliant Resources to establish a commercial paper program in late 2001 or the first half of 2002. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash, our borrowing capability and proceeds from the Reliant Resources initial public offering discussed above, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our businesses for the next twelve months.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    At June 30, 2001, we had issued fixed-rate debt and Trust Preferred Securities aggregating $5.6 billion in principal amount having a fair value of $6.1 billion. The fair value of these instruments would increase by approximately $541 million if interest rates were to decline by 10% from their levels at June 30, 2001.

    Our floating-rate obligations aggregated $4.1 billion at June 30, 2001 (please read Note 10 to Reliant Energy 10-K Notes) inclusive of (a) amounts borrowed under our short-term and long-term credit facilities (including the issuance of commercial paper supported by these facilities), (b) borrowings under a receivables facility and (c) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates. If the floating rates were to increase by 10% from June 30, 2001 levels, our consolidated interest expense and expense under operating leases would increase by a total of approximately $2 million each month in which such increase continued.

    In November 1998, RERC Corp. sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced Remarketable Securities (TERM Notes) which included an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At June 30, 2001, we could terminate the option at a cost of $18 million. A decrease of 10% in the June 30, 2001 level of interest rates would increase the cost of termination of the option by approximately $12 million.

    As discussed in Note 8(c) to Reliant Energy 10-K Notes, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component of $122 million and a derivative component of $788 million. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2001 levels, the fair value of the derivative component would increase by approximately $13 million, which would be recorded as a loss in our Statements of Consolidated Income.

    During the six months ended June 30, 2001, we entered into interest rate swaps for the purpose of decreasing the amount of debt subject to interest rate fluctuations. At June 30, 2001, these interest rate swaps had an aggregate notional amount of $1.6 billion and a nominal fair value. A decrease of 10% in the June 30, 2001 level of interest rates would not increase the cost of termination of the swaps by a material amount. For information regarding the accounting for these interest rate swaps, see Note 3 to our Interim Financial Statements.

EQUITY MARKET RISK

    As discussed in Note 8 to Reliant Energy 10-K Notes, we own approximately 26 million shares of AOL Time Warner Inc. common stock (AOL TW Common), which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 8 to Reliant Energy 10-K Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the June 30, 2001 market value of AOL TW Common would result in a loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    As of June 30, 2001, we had entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net European investment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of June 30, 2001, we had recorded a $3 million gain in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

    As of June 30, 2001, our European Energy segment had entered into transactions to purchase approximately $103 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of June 30, 2001, the fair value of these financial instruments was a $3 million asset. An increase in the value of the Euro of 10% compared to the U.S. dollar from its June 30, 2001 level would result in an additional loss in the fair value of these foreign currency financial instruments of $8 million. For information regarding the accounting for these financial instruments, see Note 3 to our Interim Financial Statements.

COMMODITY PRICE RISK

    We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

    The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their June 30, 2001 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $50 million.

    We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average monthly VAR were $8 million, $4 million and $6 million, respectively, during the second quarter of 2001 and $12 million, $4 million and $7 million, respectively, during the first six months of 2001 based on a 95% confidence level and a one day holding period. During the second quarter of 2000, our highest, lowest and average monthly VAR were $9 million, $2 million and $4 million, respectively, and during the first six months of 2000, our highest, lowest and average monthly VAR were $9 million, $1 million and $3 million, respectively, based on a 95% confidence level and a one day holding period.

    We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ----------------------------    ----------------------------
                                                              2000            2001            2000            2001
                                                          ------------    ------------    ------------    ------------

REVENUES ..............................................   $  4,005,191    $    959,998    $  7,103,922    $  3,382,851

EXPENSES:
  Natural gas and purchased power .....................      3,735,430         712,925       6,439,779       2,704,448
  Operation and maintenance ...........................        175,795         180,829         332,314         340,574
  Depreciation and amortization .......................         53,341          51,620         105,448         102,841
  Taxes other than income taxes .......................         24,270          30,703          55,489          77,136
                                                          ------------    ------------    ------------    ------------
      Total ...........................................      3,988,836         976,077       6,933,030       3,224,999
                                                          ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ...............................         16,355         (16,079)        170,892         157,852
                                                          ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
  Interest expense, net ...............................        (29,444)        (40,486)        (61,141)        (78,620)
  Distribution on trust preferred securities ..........             (7)             (7)            (15)            (14)
  Other, net ..........................................          3,973           8,575         (13,133)         11,970
                                                          ------------    ------------    ------------    ------------
      Total ...........................................        (25,478)        (31,918)        (74,289)        (66,664)
                                                          ------------    ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ........................................         (9,123)        (47,997)         96,603          91,188

  Income Tax (Benefit) Expense ........................            (90)        (14,383)         46,696          44,445
                                                          ------------    ------------    ------------    ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS ..............         (9,033)        (33,614)         49,907          46,743

  Loss from Discontinued Operations, net of tax of
    zero ..............................................         (4,464)             --          (8,268)             --
                                                          ------------    ------------    ------------    ------------

NET (LOSS) INCOME .....................................   $    (13,497)   $    (33,614)   $     41,639    $     46,743
                                                          ============    ============    ============    ============


                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                    DECEMBER 31,      JUNE 30,
                                                                        2000            2001
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents .....................................   $     22,576    $      9,409
  Accounts and notes receivable, principally customer, net ......        794,904         498,474
  Accrued unbilled revenue ......................................        550,183         152,352
  Accounts and notes receivable - affiliated companies, net .....             --          56,185
  Fuel and petroleum products ...................................         82,707         107,072
  Materials and supplies ........................................         33,394          33,302
  Non-trading derivative assets .................................             --          11,664
  Taxes receivable ..............................................             --           6,737
  Accumulated deferred income taxes .............................             --          18,951
  Other .........................................................         45,926          17,712
                                                                    ------------    ------------
    Total current assets ........................................      1,529,690         911,858
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment .................................      3,429,304       3,523,102
  Less accumulated depreciation .................................       (399,947)       (459,771)
                                                                    ------------    ------------
    Property, plant and equipment, net ..........................      3,029,357       3,063,331
                                                                    ------------    ------------

OTHER ASSETS:
  Goodwill, net .................................................      1,787,015       1,765,231
  Prepaid pension asset .........................................        141,882          56,380
  Non-trading derivative assets .................................             --           3,984
  Other .........................................................         87,821         101,000
                                                                    ------------    ------------
    Total other assets ..........................................      2,016,718       1,926,595
                                                                    ------------    ------------

TOTAL ASSETS ....................................................   $  6,575,765    $  5,901,784
                                                                    ============    ============



                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                DECEMBER 31,      JUNE 30,
                                                                                   2000             2001
                                                                                ------------    ------------
CURRENT LIABILITIES:
  Short-term borrowings .....................................................   $    635,000    $    350,000
  Current portion of long-term debt .........................................        146,252          29,471
  Accounts payable ..........................................................        704,524         286,816
  Accounts and notes payable - affiliated companies, net ....................        134,707              --
  Taxes accrued .............................................................         69,877              --
  Interest accrued ..........................................................         35,725          44,649
  Customer deposits .........................................................         33,357          38,869
  Non-trading derivative liabilities ........................................             --          62,398
  Other .....................................................................         96,375          61,685
                                                                                ------------    ------------
        Total current liabilities ...........................................      1,855,817         873,888
                                                                                ------------    ------------

OTHER LIABILITIES:
  Accumulated deferred income taxes .........................................        583,857         535,043
  Benefit obligations .......................................................        175,144         190,219
  Non-trading derivative liabilities ........................................             --          10,635
  Notes payable - affiliated companies, net .................................         21,718          26,864
  Other .....................................................................        144,853         140,625
                                                                                ------------    ------------
      Total other liabilities ...............................................        925,572         903,386
                                                                                ------------    ------------

LONG-TERM DEBT ..............................................................      1,392,798       1,929,267
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC ...            608             601
                                                                                ------------    ------------

STOCKHOLDER'S EQUITY:
  Common stock ..............................................................              1               1
  Paid-in capital ...........................................................      2,410,716       2,255,396
  Accumulated deficit .......................................................             --         (18,664)
  Accumulated other comprehensive loss ......................................         (9,747)        (42,091)
                                                                                ------------    ------------
      Total stockholder's equity ............................................      2,400,970       2,194,642
                                                                                ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............................   $  6,575,765    $  5,901,784
                                                                                ============    ============



                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                    2000            2001
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...............................................................   $     41,639    $     46,743
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................................        105,448         102,841
     Deferred income taxes ..................................................         13,481          (3,686)
     Net cash used in discontinued operations ...............................         (5,236)             --
     Impairment of marketable equity securities .............................         22,185              --
     Changes in other assets and liabilities:
       Accounts and notes receivable ........................................       (511,211)        650,994
       Accounts receivable/payable, affiliates ..............................        103,032         (55,179)
       Inventory ............................................................         14,483         (17,953)
       Accounts payable .....................................................        439,245        (417,708)
       Fuel cost recovery ...................................................         16,553          43,818
       Interest and taxes accrued ...........................................         (5,151)        (86,640)
       Net price risk management assets .....................................        (26,650)             --
       Margin deposits on energy trading activities, net ....................       (128,884)             --
       Other assets .........................................................        (10,865)          9,014
       Other liabilities ....................................................         33,140         (13,456)
     Other, net .............................................................           (479)        (44,107)
                                                                                ------------    ------------
         Net cash provided by operating activities ..........................        100,730         302,895
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .....................................................       (121,169)       (125,224)
   Net cash used in discontinued operations .................................         (1,355)             --
   Other, net ...............................................................          2,017         (27,377)
                                                                                ------------    ------------
         Net cash used in investing activities ..............................       (120,507)       (152,601)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ...............................................             --        (125,472)
   Proceeds from long-term debt .............................................             --         544,632
   Increase (decrease) in short-term borrowings, net ........................         32,095        (285,000)
   Decrease in notes with affiliates, net ...................................        (21,759)       (130,567)
   Dividend paid ............................................................             --        (400,000)
   Capital contribution from Reliant Energy .................................             --         236,000
   Other, net ...............................................................         (5,123)         (3,054)
                                                                                ------------    ------------
         Net cash provided by (used in) financing activities ................          5,213        (163,461)
                                                                                ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (14,564)        (13,167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ........................         80,127          22,576
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ..............................   $     65,563    $      9,409
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ....................................   $     64,260    $     69,468
   Income taxes .............................................................         31,844         114,071



                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     See Note 1 to Reliant Energy's Interim Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RERC's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in RERC's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to RERC's presentation of financial statements in the current year. These reclassifications do not affect earnings of RERC. RERC's Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and RERC Corp. (RERC Corp. Form 10-K) for the year ended December 31, 2000, Reliant Energy First Quarter 10-Q and RERC Corp. First Quarter 10-Q.

     The following notes to the financial statements in the RERC Corp. Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements (RERC Corp. 10-K Notes): Note 2(f) (Regulatory Assets), Note 4 (Derivative Financial Instruments) and
     Note 9 (Commitments and Contingencies).

     For information regarding environmental matters and legal proceedings, see
Note 11 to RERC's Interim Financial Statements.

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets " (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by RERC on January 1, 2002. RERC is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

(3) DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133) on January 1, 2001 resulted in a cumulative after-tax decrease in accumulated other comprehensive loss of $38 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $88 million, $5 million, $53 million and $2 million, respectively, in RERC's Consolidated Balance Sheet. During the six months ended June 30, 2001, $27 million of the initial transition adjustment recognized in other comprehensive income (loss) was realized in net income.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concludes forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. RERC is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on RERC's Consolidated Financial Statements.


     Cash Flow Hedges. During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive loss are expected to be reclassified into net income during the next twelve months.

     The maximum length of time RERC is hedging its exposure to the variability in future cash flows for forecasted transactions is two years.

(4) RELIANT ENERGY'S SEPARATION PLAN

     In 2000, Reliant Energy announced its intention to divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. In August 2000, Reliant Energy formed Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations and to offer no more than 20% of Reliant Resources' common stock in an initial public offering. In May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public in an initial public offering and received net proceeds of $1.7 billion. Reliant Energy expects to distribute the remaining common stock of Reliant Resources it owns to Reliant Energy's or its successor's shareholders within twelve months after the completion of Reliant Resources' initial public offering.

     On December 31, 2000, RERC Corp. transferred all of the outstanding stock of Reliant Energy Services International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), all wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, the Stock Transfer). Both RERC Corp. and Reliant Resources are subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration for the Merger, Reliant Resources paid $94 million to RERC Corp.

     Prior to January 1, 2001, Reliant Energy Services, RESI and RE Europe Trading conducted the trading, marketing, power origination and risk management business and operations of RERC. Arkla Finance is a company that holds an investment in marketable equity securities. The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30 (APB No. 30).

(5) DISCONTINUED OPERATIONS

     As discussed in Note 4, on December 31, 2000, RERC transferred all of the outstanding stock of RE Europe Trading to Reliant Resources. As a result of the transfer, RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Interim Financial Statements in accordance with APB No. 30. Below is a table of the operating results of RE Europe Trading for the three and six months ended June 30, 2000.

                                                 THREE MONTHS
                                                    ENDED         SIX MONTHS ENDED
                                                JUNE 30, 2000      JUNE 30, 2000
                                                -------------     ----------------
                                                         (IN MILLIONS)
Revenues ...................................     $          4      $          5
Operating expenses .........................                8                13
Operating loss .............................               (4)               (8)
Net loss ...................................               (4)               (8)

     In addition to RE Europe Trading, RERC transferred its interests in RESI, Arkla Finance and Reliant Energy Services to Reliant Resources as described in
Note 4. The transfer of these operations did not result in the disposal of a segment of business as defined under APB No. 30. Revenues and net loss for these operations were $3 billion and $2 million, respectively, for the three months ended June 30, 2000 and $5 billion and $13 million, respectively, for the six months ended June 30, 2000.

(6) DEPRECIATION AND AMORTIZATION

     RERC's depreciation expense for the quarter and six months ended June 30, 2000 was $38 million and $75 million, respectively, compared to $36 million and $72 million for the same periods in 2001. Amortization expense, primarily relating to goodwill amortization, for the quarter and six months ended June 31, 2000 was $15 million and $30 million, respectively, compared to $16 million and $31 million for the same periods in 2001.

(7) LONG-TERM DEBT

     In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy and for general corporate purposes.

(8) RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC -- see Note 11 to Reliant Energy's Interim Financial Statements.

(9)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive (loss) income.

                                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                 --------------------------      -------------------------
                                                                    2000            2001            2000           2001
                                                                 ----------      ----------      ----------     ----------
                                                                                       (IN MILLIONS)
Net (loss) income ..........................................     $      (13)     $      (34)     $       42     $       47
Other comprehensive income:
  Additional minimum non-qualified pension
    liability adjustment ...................................             --               3              --              4
  Cumulative effect of adoption of SFAS No. 133 ............             --              --              --             38
  Net deferred loss from cash flow hedges ..................             --             (57)             --            (60)
  Reclassification of deferred loss from cash flow
    hedges realized in net income ..........................             --               6              --            (14)
  Unrealized gain on available-for-sale securities .........              1              --               2             --
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income .............................................             --              --              14             --
                                                                 ----------      ----------      ----------     ----------
Comprehensive (loss) income ................................     $      (12)     $      (82)     $       58     $       15
                                                                 ==========      ==========      ==========     ==========

(10) RELATED PARTY TRANSACTIONS

     From time to time, RERC has advanced to or borrowed money from Reliant Energy or its subsidiaries. As of December 31, 2000, RERC had net borrowings, included in accounts and notes payable-affiliated companies, totaling $59 million and as of June 30, 2001, RERC had net short term notes receivable, included in accounts and notes receivable-affiliated companies totaling $76 million. As of December 31, 2000 and June 30, 2001, RERC had net long term borrowings, included in notes payable-affiliated companies, totaling $22 million and $27 million, respectively. For the three and six months ended June 30, 2000, RERC had net interest income of $2 million. For the three and six months ended June 30, 2001, RERC had net interest income of $3 million and $5 million, respectively. As of December 31, 2000 and June 30, 2001, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by RERC, was $76 million and $20 million, respectively.

     In 2000, Reliant Energy Services supplied natural gas to, purchased electricity for resale from, and provided marketing and risk management services to, unregulated power plants in deregulated markets acquired or operated by Reliant Energy Power Generation, Inc., an indirect subsidiary of Reliant Energy, or its subsidiaries. In 2001, RERC supplies natural gas to Reliant Energy Services, now a subsidiary of Reliant Resources (see Note 4). For the three and six months ended June 30, 2000, the sales and services to Reliant Energy and its affiliates totaled $140 million and $184 million, respectively. For the three and six months ended June 30, 2001, the sales and services to Reliant Energy and its affiliates totaled $54 million and $133 million, respectively. Purchases from Reliant Energy and its affiliates were $97 million and $126 million for the three and six months ended June 30, 2000, respectively, and $129 million and $431 million for the three and six months ended June 30, 2001, respectively.

     Reliant Energy provides some corporate services to RERC, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $8 million and $14 million for the three and six months ended June 30, 2000, respectively, and $9 million and $16 million for the three and six months ended June 30, 2001, respectively, and are included primarily in operation and maintenance expenses.

     In May 2001, Reliant Energy made a $236 million capital contribution to RERC Corp. and RERC Corp. subsequently advanced the $236 million to a financing subsidiary of Reliant Energy, which is not a subsidiary of RERC.

(11) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a) Environmental Matters.

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (MGW) until 1960. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating cleanup of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

     At June 30, 2001, RERC had accrued $19 million for remediation of the Minnesota sites. At June 30, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. RERC has received notices from the United States Environmental Protection Agency and others regarding its status as a potentially responsible party (PRP) for other sites. Based on current information, RERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Other Minnesota Matters. At June 30, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure for these accruals of approximately $17 million at June 30, 2001) for other environmental matters in Minnesota for which remediation may be required.

     Mercury Contamination. RERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by RERC at some sites in the past, and RERC has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience of RERC and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, RERC believes that the costs of any remediation of these sites will not be material to RERC's financial condition, results of operations or cash flows.

     Potentially Responsible Party Notifications. From time to time RERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of RERC in activities at these sites, RERC does not believe that these matters will have a material adverse effect on RERC's financial condition, results of operations or cash flows.

(b) Other Legal Matters.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary of Reliant Resources), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other indirect subsidiaries of Reliant Energy, as well as several officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC Corp. has also been named as a defendant in one of the lawsuits. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy and RERC Corp. for any damages arising under these lawsuits and may elect to defend these lawsuits at Reliant Resources' own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants have removed all of these cases to federal court. The Judicial Panel on Multidistrict Litigation recently issued an order consolidating and transferring them to the Honorable Robert H. Whaley, a U.S. District Court Judge from the Eastern District of Washington, who is sitting by designation in San Diego, California. Judge Whaley was selected, in part, because the federal judges in California are potentially disqualified because they are ratepayers. The judges previously assigned to the cases in the Southern District and the Northern District of California recused themselves on these grounds. On June 27, 2001, Judge Whaley heard argument on plaintiffs' motions to remand five of the six cases back to state court. A motion to remand the sixth case has not been filed at this time. Judge Whaley issued a ruling on July 30, 2001, remanding the five cases back to state court. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, RERC believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on RERC's financial condition, results of operations or cash flows.

     Other. RERC is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effects, if any, from the disposition of these matters will not have a material adverse effect on RERC's financial condition, results of operations or cash flows.

(12) TRANSFER OF BENEFIT ASSETS AND LIABILITIES

     During the first quarter of 2001, RERC Corp. had net distributions to Reliant Energy related to benefit assets and obligations, net of deferred taxes, of $62 million.

(13) REPORTABLE SEGMENTS

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Segment financial data includes information for Reliant Energy and RERC on a combined basis, except for Reliant Energy segments that have no RERC operations in the applicable period. Reconciling items included under the caption "Elimination of Non-RERC Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the RERC legal entity. Operations not owned or operated by RERC, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business in 2000 and Reliant Energy's investment in AOL Time Warner securities, retail electric start-up business and non-RERC corporate expenses in 2000 and 2001.

     Reliant Energy has identified the following reportable segments in which RERC has operations: Wholesale Energy, Natural Gas Distribution, Pipelines and Gathering and Other Operations. For descriptions of the financial reporting segments, see Note 12 to RERC Corp. 10-K Notes. The following table summarizes financial data for the business segments:

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                            -------------------------------------------------         AS OF
                                                                   NET                          DECEMBER 31, 2000
                                             REVENUES FROM     INTERSEGMENT       OPERATING     -----------------
                                            NON-AFFILIATES       REVENUES       INCOME (LOSS)      TOTAL ASSETS
                                            --------------     ------------     -------------   -----------------
                                                                      (IN MILLIONS)
Wholesale Energy .......................     $      3,354      $         98      $        173      $     10,794
Natural Gas Distribution ...............              785                 8               (12)            4,509
Pipelines and Gathering ................               39                52                33             2,358
Other Operations .......................               20                 8               (29)            2,296
Reconciling Elimination ................               --              (166)               --            (1,665)
Elimination of Non-RERC Operations .....             (193)               --              (149)          (11,716)
                                             ------------      ------------      ------------      ------------
Consolidated ...........................     $      4,005      $         --      $         16      $      6,576
                                             ============      ============      ============      ============

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                --------------------------------------------------
                                                                       NET
                                                REVENUES FROM      INTERSEGMENT        OPERATING
                                                NON-AFFILIATES       REVENUES        INCOME (LOSS)
                                                --------------     ------------      -------------
                                                                  (IN MILLIONS)
Wholesale Energy ...........................     $      5,368      $        240      $        151
Natural Gas Distribution ...................            1,829                15                93
Pipelines and Gathering ....................               86                95                65
Other Operations ...........................               31                13               (38)
Reconciling Elimination ....................               --              (363)               --
Elimination of Non-RERC Operations .........             (210)               --              (100)
                                                 ------------      ------------      ------------
Consolidated ...............................     $      7,104      $         --      $        171
                                                 ============      ============      ============

                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                ------------------------------------------------          AS OF
                                                                      NET                             JUNE 30, 2001
                                                REVENUES FROM     INTERSEGMENT       OPERATING        -------------
                                                NON-AFFILIATES      REVENUES       INCOME (LOSS)      TOTAL ASSETS
                                                --------------    ------------     -------------      ------------
                                                                         (IN MILLIONS)
Natural Gas Distribution ...................     $        856     $         32      $        (49)     $      3,706
Pipelines and Gathering ....................               50               46                34             2,335
Other Operations ...........................               29               12               (19)            2,157
Reconciling Elimination ....................               --              (90)               --              (881)
Elimination of Non-RERC Operations .........               25               --                18            (1,415)
                                                 ------------     ------------      ------------      ------------
Consolidated ...............................     $        960     $         --      $        (16)     $      5,902
                                                 ============     ============      ============      ============

                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                ------------------------------------------------
                                                                      NET
                                                REVENUES FROM     INTERSEGMENT       OPERATING
                                                NON-AFFILIATES      REVENUES       INCOME (LOSS)
                                                --------------    ------------     -------------
                                                                  (IN MILLIONS)
Natural Gas Distribution ...................     $      3,125     $         86      $         86
Pipelines and Gathering ....................              125              101                72
Other Operations ...........................               48               25              (152)
Reconciling Elimination ....................               --             (212)               --
Elimination of Non-RERC Operations .........               85               --               152
                                                 ------------     ------------      ------------
Consolidated ...............................     $      3,383     $         --      $        158
                                                 ============     ============      ============

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
            THE RESULTS OF OPERATIONS OF RERC CORP. AND SUBSIDIARIES

     The following narrative analysis should be read in combination with RERC Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

     RERC Corp. meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, RERC Corp. has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of RERC between the quarter and six months ended June 30, 2001 and the quarter and six months ended June 30, 2000. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of the RERC Corp. Form 10-K and the RERC Corp. 10-K Notes and RERC Corp. First Quarter 10-Q referred to herein.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's stockholders within twelve months of the Offering (Distribution).

     As part of the separation, our parent company, Reliant Energy will undergo a restructuring of its corporate organization to achieve a new holding company structure. The new holding company will hold our regulated businesses. In connection with the formation of the new holding company, Reliant Energy will seek an exemption from the registration requirements of the 1935 Act or, if no exemption is available, the new holding company will register as a public utility holding company under the 1935 Act. The restructuring will require approval of the Securities and Exchange Commission, certain of the affected state commissions and the Nuclear Regulatory Commission.

     The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Distribution will be completed as described or within the time periods outlined above.

     On December 31, 2000, RERC Corp. transferred all of the outstanding stock of RESI, Arkla Finance and RE Europe Trading, all wholly owned subsidiaries of RERC Corp., to Reliant Resources (Stock Transfer). Both RERC Corp. and Reliant Resources are subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration of the Merger, Reliant Resources paid $94 million to RERC Corp.

     Reliant Energy Services, together with RESI and RE Europe Trading, conduct the trading, marketing, power origination and risk management business and operations of Reliant Energy. Arkla Finance is a company that held an investment in marketable equity securities.

     The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in the consolidated financial statements in accordance with APB No. 30.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------     --------------------------
                                                               2000            2001            2000            2001
                                                            ----------      ----------      ----------      ----------
                                                                                  (IN MILLIONS)
Operating Revenues ....................................     $    4,005      $      960      $    7,104      $    3,383
Operating Expenses ....................................         (3,989)           (976)         (6,933)         (3,225)
                                                            ----------      ----------      ----------      ----------
Operating Income (Loss) ...............................             16             (16)            171             158
Interest Expense, net .................................            (29)            (40)            (61)            (79)
Other Income (Expense), net ...........................              4               8             (13)             12
Income Tax Benefit (Expense) ..........................             --              14             (47)            (44)
                                                            ----------      ----------      ----------      ----------
(Loss) Income From Continuing Operations ..............             (9)            (34)             50              47
Loss From Discontinued Operations, net of tax .........             (4)             --              (8)             --
                                                            ----------      ----------      ----------      ----------
  Net (Loss) Income ...................................     $      (13)     $      (34)     $       42      $       47
                                                            ==========      ==========      ==========      ==========

     For the second quarter 2001, RERC's net loss was $34 million compared to a net loss of $13 million for the same period in 2000. The $21 million increase in the loss was primarily due to:

     o a decrease in operating income of the Natural Gas Distribution segment primarily due to increased bad debt expense and changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items; and

     o an increase in third-party interest primarily resulting from higher levels of long-term debt during the three months ended June 30, 2001 compared to the same period in 2000; slightly offset by

     o an increase in operating margins (revenues less natural gas costs) from our gas gathering business.

     For the first six months of 2001, RERC's net income was $47 million compared to net income of $42 million for the same period in 2000. The $5 million increase was primarily due to:

     o the effects of colder weather and reduced operation and maintenance expense due to exiting certain retail gas markets during 2000 in our Natural Gas Distribution segment,

     o improved operating margins (revenues less natural gas costs) from both pipelines and gas gathering businesses partially offset by increased operating expenses,

     o an after-tax impairment loss of $14 million on marketable equity securities classified as "available-for-sale" incurred during the first quarter of 2000, and

     o start-up costs of the RE Europe Trading operations in 2000 included in loss from discontinued operations.

     The above items were partially offset by the following:

     o an increase in the Natural Gas Distribution segment's bad debt expense and changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items, and

     o an increase in third-party interest primarily resulting from higher levels of long-term debt during the six months ended June 30, 2001 compared to the same period in 2000.

     During the three months ended March 31, 2000, RERC incurred a pre-tax impairment loss of $22 million on marketable equity securities classified as "available-for-sale" by its Other Operations segment. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. For additional information regarding this impairment loss, see Note 2(l) to RERC Corp. 10-K Notes. This investment is held by Arkla Finance and was transferred to a wholly owned subsidiary of Reliant Resources effective December 31, 2000.

     RERC's operating revenues decreased $3.0 billion and $3.7 billion for the quarter and six months ended June 31, 2001, respectively, compared to the same periods in 2000. The decrease for both periods was primarily due to the transfer of Reliant Energy Services to Reliant Resources pursuant to the Merger discussed above. These decreases were partially offset by an increase in revenues related to the Natural Gas Distribution and Pipelines and Gathering segments resulting from an increase in the costs of natural gas and to a lesser extent the effect of cooler weather on the operations of the Natural Gas Distribution segment. Total operating expenses decreased by $3.0 billion and $3.7 billion for the quarter and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. These decreases were primarily due to the same reasons for the decreases in revenues discussed above.

     RERC's effective tax rate for the first six months of 2000 and 2001 was 48% and 49%, respectively.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's consolidated financial statements in accordance with APB No. 30. For additional information regarding the operating results of the other entities transferred to Reliant Resources, please read Note 13 to RERC Corp. 10-K Notes and Notes 4 and 5 to RERC's Interim Financial Statements.

     Seasonality and Other Factors. RERC's results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. RERC's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by RERC, competition in RERC's various business operations, debt service costs and income tax expense.

     For a discussion of certain other factors that may affect RERC's future earnings please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations" "--Environmental Expenditures" and "-- Other Contingencies" in the Reliant Energy Form 10-K.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reliant Energy:

     For a description of legal proceedings affecting Reliant Energy, please read Note 12 to Reliant Energy's Interim Financial Statements, Item 3 of the Reliant Energy Form 10-K and Notes 4 and 14 to Reliant Energy 10-K Notes, all of which are incorporated herein by reference.

RERC Corp.:

     For a description of legal proceedings affecting RERC, please review Note 11 to RERC's Interim Financial Statements, Item 3 of the RERC Corp. Form 10-K and Note 9 to RERC Corp. 10-K Notes, which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reliant Energy:

     At the annual meeting of Reliant Energy's shareholders held on May 2, 2001, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

     The following three nominees for Class II directors were elected to serve three-year terms expiring 2004 (there were no broker non-votes for any of the directors):

                                                        For                             Withheld
                                                    -----------                         ---------
         Milton Carroll                             255,573,416                         4,708,033
         John T. Cater                              255,948,919                         4,332,530
         R. Steve Letbetter                         256,487,609                         3,793,840

     The following directors' terms continued after the meeting and expire when indicated:

         Robert J. Cruikshank (2003),
         T. Milton Honea (2003),
         Laree E. Perez (2003),
         James A. Baker, III (2002),
         Richard E. Balzhiser, PhD (2002), and
         O. Holcombe Crosswell (2002).

     The proposal to adopt the Reliant Energy, Incorporated Long-Term Incentive Plan, including provisions relating to performance-based compensation necessary to satisfy requirements under Section 162(m) of the Internal Revenue Code, was approved with 152,803,098 votes for, 60,382,934 votes against, 2,817,328 abstentions and 44,278,089 broker non-votes.

     The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for Reliant Energy for 2001 was approved with 248,674,013 votes for, 10,200,714 votes against, 1,401,922 abstentions and no broker non-votes.

RERC Corp.:

     Omitted pursuant to Instruction H(2)(b).

ITEM 5.  OTHER INFORMATION.

     Forward-Looking Statements. From time to time, Reliant Energy and RERC Corp. make statements concerning their respective expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Energy and RERC Corp. believe that the expectations and the underlying assumptions reflected in their respective forward-looking statements are reasonable, they cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state, federal and international legislative and regulatory developments, including deregulation; re-regulation and restructuring of the electric utility industry; and changes in, or application of environmental and other laws and regulations to which we are subject,

     o    the timing of the implementation of our business separation plan,

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     o industrial, commercial and residential growth in our service territories,

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     o state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations,

     o the timing and extent of changes in commodity prices and interest rates,

     o    weather variations and other natural phenomena,

     o political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates,

     o    financial market conditions and the results of our financing efforts,

     o    the performance of our projects, and

     o other factors we discuss in this and other filings by Reliant Energy and RERC Corp. with the Securities and Exchange Commission.

     When used in Reliant Energy's or RERC Corp.'s documents or oral presentations, the words "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Reliant Energy:


         Exhibit 3(a) Statement of Resolution Establishing Series of Shares designated as Series W Preference Stock.

         Exhibit 3(b) Statement of Resolution Establishing Series of Shares designated as Series X Preference Stock.

         Exhibit 99(a) Items incorporated by reference from the Reliant Energy Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" and Notes 2(f)
                         (Summary of Significant Accounting Policies - Regulatory Assets), 3 (Business Acquisitions), 4 (Regulatory Matters), 5 (Derivative Financial Instruments), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 14 (Commitments and Contingencies) and 20 (Subsequent Events) of the Reliant Energy 10-K Notes.

         Exhibit 99(b) Items incorporated by reference from Reliant Energy March 31, 2001 Form 10-Q: Note 2 (Derivative Financial Instruments).

     RERC Corp.:

         Exhibit 99 Items incorporated by reference from the Reliant Energy Form 10-K: Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings." Items incorporated by reference from the RERC Corp. Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Narrative Analysis of the Results of Operations of RERC and its Consolidated Subsidiaries" and Notes 2(f) (Regulatory Assets), 4 (Derivative Financial Instruments) and 9 (Commitments and Contingencies) of the RERC Corp. 10-K Notes.

(b)  Reports on Form 8-K.

     Reliant Energy:

          None

     RERC Corp.:

          None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELIANT ENERGY, INCORPORATED
                                           (Registrant)




                             By:       /s/ Mary P. Ricciardello
                                 ----------------------------------------------
                                           Mary P. Ricciardello
                             Senior Vice President and Chief Accounting Officer



Date:  August 9, 2001

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RELIANT ENERGY RESOURCES CORP.
                                           (Registrant)




                          By:      /s/ Mary P. Ricciardello
                              -----------------------------------------
                                       Mary P. Ricciardello
                                       Senior Vice President


Date:  August 9, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

    3(a) Statement of Resolution Establishing Series of Shares designated as Series W Preference Stock.

    3(b) Statement of Resolution Establishing Series of Shares designated as Series X Preference Stock.

    99(a)                Items incorporated by reference from the Reliant Energy
                         Form 10-K: Item 3 "Legal Proceedings," Item 7
                         "Management's Discussion and Analysis of Financial
                         Condition and Results of Operations - Certain Factors
                         Affecting Our Future Earnings" and Notes 2(f)
                         (Summary of Significant Accounting Policies -
                         Regulatory Assets), 3 (Business Acquisitions), 4
                         (Regulatory Matters), 5 (Derivative Financial
                         Instruments), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 14 (Commitments and Contingencies) and 20 (Subsequent Events) of the Reliant Energy 10-K Notes.

    99(b)                Items incorporated by reference from Reliant Energy
                         March 31, 2001 Form 10-Q: Note 2 (Derivative Financial
                         Instruments).

    99                   Items incorporated by reference from the Reliant Energy
                         Form 10-K: Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -
                         Certain Factors Affecting Our Future Earnings." Items incorporated by reference from the RERC Corp. Form
                         10-K: Item 3 "Legal Proceedings," Item 7 "Management's
                         Narrative Analysis of the Results of Operations of RERC and its Consolidated Subsidiaries" and Notes 2(f)
                         (Regulatory Assets), 4 (Derivative Financial
                         Instruments) and 9 (Commitments and Contingencies) of the RERC Corp. 10-K Notes.