Form 10-K
period 2001-12-31
RELIANT ENERGY RESOURCES CORP
filed 2002-04-15
CIK 1042773

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark One)

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 1-13265
                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                   DELAWARE
 (State or other jurisdiction of incorporation                        76-0511406
               or organization)                        (I.R.S. Employer Identification Number)

                1111 LOUISIANA
             HOUSTON, TEXAS 77002                                  (713) 207-3000
 (Address and zip code of principal executive         (Registrant's telephone number, including
                   offices)                                          area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                         ---------------------
  NorAm Financing I 6 1/4% Convertible Trust
        Originated Preferred Securities                  New York Stock Exchange
6% Convertible Subordinated Debentures due 2012          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         RELIANT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates:
None

================================================================================

                                TABLE OF CONTENTS


                                                           PART I

Item 1.        Business.........................................................................................    1
Item 2.        Properties.......................................................................................    9
Item 3.        Legal Proceedings................................................................................    9
Item 4.        Submission of Matters to a Vote of Security Holders..............................................    9


                                                          PART II

Item 5.        Market for Common Stock and
                 Related Stockholder Matters....................................................................   10
Item 6.        Selected Financial Data..........................................................................   10
Item 7.        Management's Narrative Analysis of Results of Operations.........................................   10
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.......................................   16
Item 8.        Financial Statements and Supplementary Data......................................................   19
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   48


                                                          PART III

Item 10.       Directors and Executive Officers of the Registrant...............................................   48
Item 11.       Executive Compensation...........................................................................   48
Item 12.       Security Ownership of Certain Beneficial Owners and Management...................................   48
Item 13.       Certain Relationships and Related Transactions...................................................   48


                                                          PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   48

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     o state, federal and international legislative and regulatory developments and changes in, or application of environmental, siting and other laws and regulations to which we are subject;

     o timing of the implementation of our parent company's business separation plan, including the receipt of necessary approvals from the Securities and Exchange Commission (SEC) and an extension relating to a private letter ruling from the Internal Revenue Service (IRS);

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets;

     o industrial, commercial and residential growth in our service territories;

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets;

     o    state, federal and other rate regulations in the United States;

     o the timing and extent of changes in commodity prices, particularly natural gas;

     o    weather variations and other natural phenomena;

     o political, legal and economic conditions and developments in the United States;

     o    financial market conditions and the results of our financing efforts;

     o any direct or indirect effect on our business resulting from the September 11, 2001 terrorist attacks or any similar incidents or responses to such incidents; and

     o other factors we discuss in this Form 10-K, including those outlined in "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

                                  OUR BUSINESS

GENERAL

     Reliant Energy Resources Corp., a Delaware corporation, was incorporated in 1996. In this Form 10-K, we refer to Reliant Energy Resources Corp. as "RERC Corp." and to RERC Corp. and its subsidiaries as "we" or "us," unless the context clearly indicates otherwise. RERC Corp. is a wholly owned subsidiary of Reliant Energy, Incorporated, a diversified international energy company and electric utility holding company. In this Form 10-K, we refer to Reliant Energy, Incorporated as "Reliant Energy," unless the context clearly indicates otherwise. The executive offices of RERC Corp. are located at 1111 Louisiana, Houston, TX 77002 (telephone number 713-207-3000).

     We conduct our operations primarily in the natural gas industry. We conduct our operations through our Natural Gas Distribution, Pipelines and Gathering and Other Operations business segments.

     For information about the revenues, operating income, assets and other financial information relating to our business segments, please read "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" in Item 7 of this Form 10-K and Note 13 to our consolidated financial statements, which, together with the notes related to those statements, we refer to in this Form 10-K as our "consolidated financial statements."

STATUS OF BUSINESS SEPARATION

     Reliant Energy filed its initial business separation plan with the Public Utility Commission of Texas (Texas Utility Commission) in January 2000 and filed amended plans in April 2000 and August 2000. In December 2000, the Texas Utility Commission approved Reliant Energy's amended business separation plan (Business Separation Plan) providing for the separation of Reliant Energy's generation, transmission and distribution, and retail operations into three different companies and for the separation of Reliant Energy's regulated and unregulated businesses into two unaffiliated publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources) which, at the time, was a wholly owned subsidiary. In addition, in a merger, RERC transferred the businesses conducted by Reliant Energy Services, Inc., which was a wholly owned subsidiary of RERC's, to Reliant Resources in December 2000. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which we refer to as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy), currently a wholly owned subsidiary of Reliant Energy, will become the holding company for Reliant Energy and its subsidiaries;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that CenterPoint Energy will then own to its shareholders (Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the SEC granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the IRS for a private letter ruling Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Although receipt or timing of regulatory approvals cannot be assured, Reliant Energy believes it meets the standards for such approvals. Reliant Energy currently expects to complete the Restructuring and Distribution in the summer of 2002.

RERC Corp. Restructuring

     Following the Restructuring, CenterPoint Energy will be a utility holding company under the 1935 Act and as such will be required to register under the 1935 Act unless it qualifies for an exemption. In order to enable CenterPoint Energy to comply with the requirements in the exemption in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated divisions, Reliant Energy Entex (Entex), Reliant Energy Arkla (Arkla) and Reliant Energy Minnegasco (Minnegasco), among three separate business entities. For more information regarding Reliant Energy's application under the 1935 Act and regulation under the 1935 Act, please read "Regulation -- Public Utility Holding Company Act of 1935" in Item 1 of this Form 10-K. The entity that will hold the Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. For more information regarding RERC Corp.'s divisions and their operations, please read "Natural Gas Distribution" and "Pipelines and Gathering" in Item 1 of this Form 10-K. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Oklahoma and Arkansas.

     For additional information regarding the Restructuring, the Distribution and the RERC Corp. separation described above, please read Note 2 to our consolidated financial statements.

                            NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment consists of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail gas marketing operations.

     We conduct intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers through three unincorporated divisions of RERC Corp.: Arkla, Entex and Minnegasco. These operations are regulated as gas utility operations in the jurisdictions served by these divisions.

     o Arkla. Arkla provides natural gas distribution services in over 245 communities in Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 2001, approximately 65% of Arkla's total throughput was attributable to retail sales of gas and approximately 35% was attributable to transportation services.

     o Entex. Entex provides natural gas distribution services in over 500 communities in Louisiana, Mississippi and Texas. The largest metropolitan area served by Entex is Houston, Texas. In 2001, approximately 97% of Entex's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services.

     o Minnegasco. Minnegasco provides natural gas distribution services in over 240 communities in Minnesota. The largest metropolitan area served by Minnegasco is Minneapolis, Minnesota. In 2001, approximately 97% of Minnegasco's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services.

     The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2001, approximately 62% of our Natural Gas Distribution business segment's total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods. For information about the plan to separate the operations of Arkla, Entex and Minnegasco among different business entities, please read "Our Business -- RERC Corp. Restructuring" above.

COMMERCIAL AND INDUSTRIAL MARKETING SALES

     Our Natural Gas Distribution business segment's commercial and industrial marketing sales group provides comprehensive natural gas products and services to commercial and industrial customers in the region from Southern Texas to the panhandle of Florida, as well as in the Midwestern United States. In 2001, approximately 96% of total throughput was attributable to the sale of natural gas and approximately 4% was attributable to transportation services. Typical customer contract terms for natural gas sales range from one day to three years. Our commercial and industrial marketing sales groups' operations may be affected by seasonal weather changes and the relative price of natural gas. In 2000, the commercial and industrial marketing sales group exited all retail gas markets in non-strategic areas of the Northeast and Mid-Atlantic, allowing us to focus resources and efforts in our core geographical areas of the Gulf South and Midwest.

SUPPLY AND TRANSPORTATION

     Arkla. In 2001, Arkla purchased approximately 53% of its natural gas supply from Reliant Energy Services, 29% pursuant to third-party contracts, with terms varying from three months to one year, and 18% on the spot market. Arkla's major third-party natural gas suppliers in 2001 included Oneok Gas Marketing Company, Tenaska Marketing Ventures, Marathon Oil Company and BP Energy Company. Arkla transports substantially all of its natural gas supplies under contracts with our pipeline subsidiaries.

     Entex. In 2001, Entex purchased virtually all of its natural gas supply pursuant to term contracts, with terms varying from one to five years. Entex's major third-party natural gas suppliers in 2001 included AEP Houston Pipeline, Kinder Morgan Texas Pipeline, L.P., Gulf Energy Marketing, Island Fuel Trading and Koch Energy

Trading. Entex transports its natural gas supplies on both interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Minnegasco. In 2001, Minnegasco purchased approximately 74% of its natural gas supply pursuant to term contracts, with terms varying from one to ten years, with more than 20 different suppliers. Minnegasco purchased the remaining 26% on the daily or spot market. Most of the natural gas volumes under long-term contracts are committed under terms providing for delivery during the winter heating season, which extends from November through March. Minnegasco purchased approximately 67% of its natural gas requirements from four suppliers in 2001:
Tenaska Marketing Ventures, Reliant Energy Services, Pan-Alberta Gas Ltd., and TransCanada Gas Services Inc. Minnegasco transports its natural gas supplies on various interstate pipelines under long-term contracts with terms varying from one to five years.

     For additional information regarding our ability to pass through changes in natural gas prices to our customers, please read "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K.

     Arkla and Minnegasco use various leased or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. Minnegasco also supplements contracted supplies and storage from time to time with stored liquefied natural gas and propane-air plant production.

     Minnegasco owns and operates a 7.0 billion cubic feet (Bcf) underground storage facility, having a working capacity of 2.1 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf) per day. Minnegasco also owns ten propane-air plants with a total capacity of 191 MMcf per day and on-site storage facilities for 11 million gallons of propane (1.0 Bcf gas equivalent). Minnegasco owns a liquefied natural gas facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf gas equivalent) with a send-out capability of 72 MMcf per day.

     Although available natural gas supplies have exceeded demand for several years, currently supply and demand appear to be more balanced. Our Natural Gas Distribution business segment has sufficient supplies and pipeline capacity under contract to meet its firm customer requirements. However, from time to time, it is possible for limited service disruptions to occur due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

ASSETS

     As of December 31, 2001, we owned approximately 61,000 linear miles of gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by our Natural Gas Distribution business segment, we own the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from our suppliers are owned, operated and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

COMPETITION

     Please read "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                             PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines as well as gas gathering and pipeline services. Our pipeline operations are primarily conducted by two wholly owned interstate pipeline subsidiaries of RERC Corp., Reliant Energy Gas Transmission Company
(REGT) and Mississippi River Transmission Corporation (MRT). Our gathering and pipeline services operations are conducted by a wholly owned gas gathering subsidiary, Reliant Energy Field Services, Inc. (REFS), and a wholly owned pipeline services subsidiary, Reliant Energy Pipeline Services, Inc. (REPS).

     Through REFS, we provide natural gas gathering and related services, including related liquids extraction and other well operating services. As of December 31, 2001, REFS operated approximately 4,300 miles of gathering pipelines, which collect natural gas from more than 300 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas. Through REPS, we provide pipeline project management and facility operation services to affiliates and third parties.

     In 2001, approximately 25% of our Pipelines and Gathering business segment's total operating revenue was attributable to services provided by REGT to Arkla, and approximately 10% of its total operating revenue was attributable to services provided by MRT to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. An additional 20% of our Pipelines and Gathering business segment's operating revenues was attributable to the transportation of gas marketed by Reliant Energy Services. Our Pipelines and Gathering business segment provides service to Arkla and Laclede under several long-term firm storage and transportation agreements. REGT and Arkla have entered into various contracts for firm transportation in Arkla's major service areas that are currently scheduled to expire in 2005. In February 2002, MRT negotiated an agreement to extend its existing service relationship with Laclede for a five-year period subject to acceptance by the Federal Energy Regulatory Commission (FERC).

     The business and operations of our Pipelines and Gathering business segment may be affected by seasonal changes in the demand for natural gas, the relative price of natural gas in the Midcontinent and Gulf Coast natural gas supply regions and, to a lesser extent, general economic conditions.

ASSETS

     We own and operate approximately 8,100 miles of gas transmission lines. We also own and operate six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf per day and a combined working gas capacity of approximately 55.8 Bcf. REGT also owns a 10% interest, with Gulf South Pipeline Company, LP, in the Bistineau storage facility with 68.8 Bcf of working gas capacity and 1.1 Bcf per day of deliverability. REGT's storage capacity in the Bistineau facility is 18 Bcf (8 Bcf of working gas) with 100 MMcf per day of deliverability. Most of our storage operations are in north Louisiana and Oklahoma. We also own and operate approximately 4,300 miles of gathering pipelines that collect gas from more than 300 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

COMPETITION

     Please read "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Pipelines and Gathering" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                OTHER OPERATIONS

     In 2001, Other Operations included unallocated corporate costs and inter-segment eliminations.

                                   REGULATION

     We are subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     Current Status. Although RERC Corp. is a gas utility company as defined under the 1935 Act, it is not a holding company within the meaning of the 1935 Act. RERC Corp. is currently subject to regulation under the 1935 Act with respect to certain acquisitions of voting securities of other domestic public utility companies and utility holding companies.

     Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of RERC Corp. from regulation as a "public utility company," thereby permitting RERC Corp. to invest in foreign utility companies without becoming subject to registration under the 1935 Act as a registered holding company and without approval by the SEC. The exemption, however, is subject to the SEC having received certification from each state commission having jurisdiction over the retail rates of any electric or gas utility company affiliated with RERC Corp. that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that it intends to exercise its authority. The state regulatory commissions exercising jurisdiction over RERC Corp. (Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas) have provided a certification to the SEC subject, however, to the right of such commissions to revise or withdraw their certifications as to any future acquisitions of a foreign utility company. The state regulatory commissions of Arkansas and Minnesota have imposed limitations on the amount of investments that can be made by utility companies (including RERC Corp.) in foreign utility companies and, in some cases, foreign electric wholesale generating companies. These limitations are based upon a utility company's consolidated net worth, retained earnings, and debt and stockholders' equity. We currently do not plan to make any further investments in foreign utility companies.

     Subject to some limited exceptions, Section 33(f)(1) of the 1935 Act prohibits us, as a public utility company, from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability in respect of any security of a foreign utility company.

     Impact on the Restructuring. SEC approval is required for CenterPoint Energy to acquire Reliant Energy and its subsidiary companies. As a result of the Restructuring, CenterPoint Energy will be a holding company within the meaning of the 1935 Act and, as such, required to register under the 1935 Act unless it is able to qualify for exemption. Section 3(a)(1) of the 1935 Act provides an exemption for a holding company if it and each of its material public utility subsidiary companies carry on their utility operations substantially and predominantly in a single state in which they are all organized. While Reliant Energy believes that CenterPoint Energy will ultimately be in compliance with the requirements for exemption under Section 3(a)(1), RERC Corp. initially will be a material subsidiary with significant out-of-state utility operations. As described in Reliant Energy's application to the SEC, Reliant Energy plans to bring CenterPoint Energy into full compliance with the standards of Section 3(a)(1) by separating the Entex, Arkla and Minnegasco operations of RERC Corp. into separate business entities. One entity that will hold the Entex assets will also held RERC Corp.'s natural gas pipelines and gathering business. Reliant Energy is in the process of obtaining the necessary state approvals for the RERC Corp. separation. Upon completion of the Separation, Reliant Energy believes that CenterPoint Energy will be entitled to an exemption under Section 3(a)(1) of the 1935 Act.

     In the interim, CenterPoint Energy must either obtain a temporary exemption from registration or else register under the 1935 Act until the separation of RERC Corp. is completed. Reliant Energy has previously submitted a request for a temporary exemption for CenterPoint Energy but believes that the new holding company could also register and obtain the necessary authority under the 1935 Act to operate during this interim period consistent with its business plan. If CenterPoint Energy becomes a registered public utility holding company, we will be subject to regulation and additional restrictions as a "subsidiary company" under the 1935 Act.

     Following the Distribution, Reliant Resources and its subsidiaries would not be subject to the provisions of the 1935 Act either as subsidiaries or affiliates of CenterPoint Energy.

 Proposals to Repeal the 1935 Act. In recent years, several bills have been introduced in Congress that would repeal the 1935 Act. Repeal or significant modification to the 1935 Act could have a significant impact on us and the electric and gas utility industries. At this time, however, we are not able to predict the outcome of any bills to repeal the 1935 Act or the outlook for additional legislation in 2002.

FEDERAL ENERGY REGULATORY COMMISSION

     Natural Gas. The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended. The FERC has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

     REGT and MRT periodically file applications with the FERC for changes in their generally available maximum rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in some cases are subject to refund under applicable law, until such time as the FERC issues an order on the allowable level of rates. REGT currently is operating under such rates approved by the FERC that took effect in February 1995. MRT currently is operating under such rates that took effect in October 2001, pursuant to a rate case settlement approved by the FERC on January 16, 2002.

     On February 9, 2000, the FERC issued Order No. 637, which introduces several measures to increase competition for interstate pipeline transportation services. Order No. 637 authorizes interstate pipelines to propose term-differentiated and peak/off-peak rates, and requires pipelines, including MRT and REGT, to make tariff filings to expand pipeline service options for customers. REGT and MRT made Order No. 637 compliance filings in 2000. On March 29, 2002, the FERC issued an order accepting, subject to certain modifications, a settlement agreement that would resolve REGT's Order No. 637 proceeding. On November 21, 2001, MRT filed with the FERC for approval of a settlement intended to resolve the MRT Order No. 637 compliance proceeding. The settlement was uncontested. No action on the settlement has yet been taken by the FERC.

     On May 31, 2001, the FERC issued an order on rehearing establishing hearing procedures to evaluate MRT's request for authority to recover 4 Bcf of undercollected lost and unaccounted for gas over a 3-year period. A settlement resolving all issues in this case, among other things, was filed with the FERC on November 5, 2001. The FERC approved the settlement on January 16, 2002.

STATE AND LOCAL REGULATIONS

     Natural Gas Distribution. In almost all communities in which our Natural Gas Distribution business segment provides service, RERC operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from 10 to 30 years. None of our Natural Gas Distribution business segment's material franchises expire before 2005. We expect to be able to renew expiring franchises. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of our Natural Gas Distribution business segment's retail sales are subject to traditional cost-of-service regulation at rates regulated by the relevant state public service commissions and, in Texas, by the Texas Railroad Commission and municipalities we serve. For additional information regarding our ability to recover increased costs of natural gas from our customers, please read "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of
RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K.

     On November 21, 2001, Arkla filed a rate case (Docket 01-243-U) with the Arkansas Public Service Commission seeking an increase in rates for its Arkansas customers of approximately $47 million on an annual basis. Arkla's last rate increase was authorized in 1995. In the rate filing, Arkla maintains that its rate base has grown by $183 million, and its operating expenses have increased from $93 million to $106 million on an annual basis and, therefore, Arkla's current rates for service to Arkansas customers do not provide a reasonable opportunity for Arkla to cover its operating costs and earn a fair return on its investment. A decision in the case is expected by the fourth quarter of 2002.

                              ENVIRONMENTAL MATTERS

GENERAL ENVIRONMENTAL ISSUES

     We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of pollutants into water, and soil, the proper handling of solid, hazardous, and toxic materials and waste, noise, and safety and health standards applicable to the workplace. In order to comply with these requirements, we will spend substantial amounts from time to time to construct, modify and retrofit equipment, and to clean up or decommission disposal or fuel storage areas and other locations as necessary.

     Our facilities are subject to state and federal laws and regulations governing the discharge of pollutants into the air and waterways. In many cases we must obtain permits or other governmental authorizations that prescribe the parameters for discharges from our facilities. There are ongoing efforts to modify standards relating to both the discharge of pollutants into streams and waterways and to air quality. These efforts may result in more restrictive regulations and permit terms applicable to our facilities in the future.

     We anticipate investing up to $6 million in capital and other special project expenditures between 2002 and 2006 for environmental compliance. If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose civil fines or liabilities for property damage, personal injury and possibly other costs. For additional information regarding environmental expenditures, please read "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors affecting Our Future Earnings -- Environmental Expenditures" in Item 7 of this Form 10-K and Note 10(c) to our consolidated financial statements.

LIABILITY FOR PREEXISTING CONDITIONS AND REMEDIATION

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant adjacent until 1960 to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating cleanup of one such holder. There are six other former manufactured gas plant sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites we neither owned nor operated.

     At December 31, 2000 and 2001, RERC had accrued $18 million and $23 million, respectively, for remediation of the Minnesota sites. At December 31, 2001, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the Minneapolis Gas Works site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Issues relating to the identification and remediation of manufactured gas plants are common in the natural gas distribution industry. RERC has received notices from the United States Environmental Protection Agency and others regarding its status as a potentially responsible party for other sites. Based on current information, RERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other manufactured gas plant sites.

     Hydrocarbon Contamination. In August 2001, a number of Louisiana residents who live near the Wilcox Aquifer filed suit against RERC Corp., Reliant Energy Pipeline Services, Inc., other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The suit alleges that we and the other defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by the defendants and is the sole or primary drinking water aquifer in the area. The quantity of monetary damages sought is unspecified. For additional information regarding this suit and the remediation of the site, please read Note 10(c) to our consolidated financial statements.

     Other Minnesota Matters. At December 31, 2000 and 2001, RERC had recorded accruals of $4 million and $5 million, respectively, for other environmental matters in Minnesota for which remediation may be required. At December 31, 2001, the estimated range of possible remediation costs was $4 million to $8 million.

MERCURY CONTAMINATION

     Like similar companies, our pipeline and natural gas distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area around the meters with elemental mercury. We have found this type of contamination in the past, and we have conducted remediation at sites found to be contaminated. Although we are not aware of additional specific sites, it is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on our experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, we believe that the cost of any remediation of these sites will not be material to our financial position, results of operations or cash flows. For additional information regarding environmental expenditures associated with mercury contamination, please read "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting our Future Earnings -- Environmental Expenditures -- Water, Mercury and Other Expenditures" in Item 7 of this Form 10-K.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, owners and operators of facilities from which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for:

     o    The costs of responding to that release or threatened release, and

     o    The restoration of natural resources damaged by any such release.

     We are not aware of any liabilities under CERCLA that would have a material adverse effect on us, our financial position, results of operations or cash flows.

                                    EMPLOYEES

     As of December 31, 2001, we had 5,564 full-time employees. The following table sets forth the number of our employees by business segment as of December 31, 2001:

         SEGMENT                                 NUMBER
         -------                               ----------
         Natural Gas Distribution ........          4,943
         Pipelines and Gathering .........            614
         Other Operations ................              7
                                               ----------
                   Total .................          5,564
                                               ==========

     As of December 31, 2001, 1,542 employees in the Natural Gas Distribution Segment were represented by unions or other collective bargaining groups.

ITEM 2. PROPERTIES.

CHARACTER OF OWNERSHIP

     We own our principal properties in fee. Also, most gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

NATURAL GAS DISTRIBUTION

     For information regarding the properties of our Natural Gas Distribution business segment, please read "Natural Gas Distribution" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

PIPELINES AND GATHERING

     For information regarding the properties of our Pipelines and Gathering business segment, please read "Pipelines and Gathering" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

OTHER OPERATIONS

     For information regarding the properties of our Other Operations business segment, please read "Other Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     For a description of certain legal and regulatory proceedings affecting us, see Notes 10(c) and 10(d) to our consolidated financial statements, which notes are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information called for by Item 4 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     All of the 1,000 outstanding shares of RERC Corp.'s common stock are held by Reliant Energy.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for by Item 6 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND ITS CONSOLIDATED SUBSIDIARIES.

    The following narrative and analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 of this Form 10-K.

    Because Reliant Energy Resources Corp. (RERC Corp.) is a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy) our determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. We have identified the following reportable segments: Natural Gas Distribution, Pipelines and Gathering and Other Operations. Prior to 2001, we also conducted business in the Wholesale Energy and European Energy segments. Wholesale Energy included wholesale energy trading, marketing, power origination and risk management services in North America but excluded the operations of Reliant Energy Power Generation, Inc., an indirect wholly owned subsidiary of Reliant Energy. European Energy included the energy trading and marketing operations initiated in the fourth quarter of 1999 in the Netherlands and other countries in Europe but excluded Reliant Energy Power Generation Benelux N.V.(REPGB), a Dutch power company.

     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering (Offering) of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which we refer to herein as the Restructuring):

     o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that Reliant Energy owns to its shareholders (which we refer to herein as the Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the IRS of a private letter ruling that Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Reliant Energy currently expects to complete the Restructuring and Distribution in the summer of 2002.

     On December 31, 2000, RERC Corp. transferred all of the outstanding capital stock of Reliant Energy Services International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and Reliant Energy Europe Trading &

Marketing, Inc. (RE Europe Trading), all of which were wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, Stock Transfer). Both RERC Corp. and Reliant Resources are wholly owned subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

    Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration for the Stock Transfer and the Merger, Reliant Resources paid $94 million to RERC Corp.

    Reliant Energy Services, together with RESI and RE Europe Trading, conducted the Wholesale Energy segment's trading, marketing, power origination and risk management business and operations of Reliant Energy. Arkla Finance is a company that holds an investment in marketable equity securities.

    The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring. We are reporting the results of RE Europe Trading as discontinued operations for all periods presented in our consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 (APB Opinion No. 30). For additional information regarding the operating results of the entities transferred to Reliant Resources, please read Note 14 to our consolidated financial statements.

    RERC Corp. meets the conditions specified in General Instruction I (1)(a) and (b) to Form 10-K and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, RERC Corp. has omitted from this Form 10-K the information called for by Item 4 (Submission of Matters to a Vote of Security Holders), Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Party Transactions) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, RERC Corp. has included the following Management's Narrative Analysis of the Results of Operations to explain material changes in the amount of revenue and expense items between 1999, 2000 and 2001.

                       CONSOLIDATED RESULTS OF OPERATIONS

    Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense.

    The following table sets forth selected financial and operating data for the years ended December 31, 1999, 2000 and 2001, followed by a discussion of significant variances in period-to-period results:

                           SELECTED FINANCIAL RESULTS

                                                                      YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            2000            2001
                                                            ----------      ----------      ----------
                                                                          (IN MILLIONS)
     Operating Revenues ...............................     $   10,532      $   22,659      $    5,044
     Operating Expenses ...............................        (10,231)        (22,327)         (4,778)
                                                            ----------      ----------      ----------
     Operating Income .................................            301             332             266
     Interest Expense .................................           (119)           (143)           (155)
     Other Income, net ................................             11               2              14
     Income Tax Expense ...............................            (89)            (93)            (58)
                                                            ----------      ----------      ----------
     Income from Continuing Operations ................            104              98              67
     Loss from Discontinued Operations, net of tax ....             (4)            (24)             --
                                                            ----------      ----------      ----------
               Net Income .............................     $      100      $       74      $       67
                                                            ==========      ==========      ==========

     2001 Compared to 2000. Our net income for 2001 was $67 million compared to net income of $74 million in 2000. The $7 million decrease was primarily due to:

     o the absence of Reliant Energy Services trading and marketing results in 2001, as a result of the Merger on December 31, 2000 as discussed above;

     o an increase in our Natural Gas Distribution segment's bad debt expense, benefits expenses and changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items; and

     o an increase in third-party interest primarily resulting from higher levels of long-term debt during 2001.

     The above items were partially offset by the following:

     o increased operating margins (revenues less natural gas costs) in our Natural Gas Distribution segment;

     o an after-tax impairment loss of $17 million on marketable equity securities classified as "available for sale" incurred during 2000 by our Other Operations segment; and

     o increased start-up costs of our European trading and marketing operations in 2000 included in loss from discontinued operations.

     Operating income decreased in 2001 by $66 million, or 20%, from 2000. The decrease was primarily due to the transfer of Reliant Energy Services to Reliant Resources pursuant to the Merger discussed above. This decrease was partially offset by increased customer growth and usage and reduced operating expenses due to exiting certain non-rate regulated retail gas markets outside of our established areas during 2000 in our Natural Gas Distribution segment.

     Our operating revenues for 2001 were $5.0 billion compared to $22.7 billion for 2000. The $17.7 billion, or 78%, decrease was primarily due to the absence of RESI trading and marketing results as a result of the Merger, as discussed above, partially offset by an increase in revenues related to our Natural Gas Distribution and Pipelines and Gathering segments resulting from an increase in the cost of natural gas and, to a lesser extent, the effect of colder weather on the operations of our Natural Gas Distribution segment in the first quarter of 2001.

     Our operating expenses for 2001 were $4.8 billion compared to $22.3 billion in 2000. The $17.5 billion, or 78%, decrease was primarily due to the same reasons causing the decreases in revenues discussed above.

     Our effective tax rate in 2001 was 46.4% compared to 48.7% in 2000. This decrease was primarily due to a decrease in state income taxes.

     2000 Compared to 1999. Our net income for 2000 was $74 million compared to net income of $100 million in 1999. The $26 million decrease in net income was primarily due to:

     o    a decline in operating income of our Natural Gas Distribution segment;

     o an after-tax impairment loss of $17 million on marketable equity securities classified as "available-for-sale" incurred in 2000 by our Other Operations segment;

     o increased third-party interest expense primarily resulting from higher levels of short-term borrowings and long-term debt during 2000 compared to 1999; and

     o increased start-up costs of our European trading and marketing operations in 2000 included in loss from discontinued operations.

     The above items were partially offset by improved operating results from our Wholesale Energy segment's trading and marketing operations in North America, increased operating income from our Pipelines and Gathering segment, increased interest income earned on margin deposits on energy trading activities and interest income related to a tax refund in 2000.

     During 2000, we incurred a pre-tax impairment loss of $27 million on marketable equity securities classified as "available-for-sale" by our Other Operations segment. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. These events affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the investment in the first quarter of 2000. These events, coupled with the stock market value of our investment in these securities continuing to be below our cost basis, caused management to believe the decline in fair value to be other than temporary. This investment is held by Arkla Finance which was transferred to Reliant Resources effective December 31, 2000.

     Operating income increased in 2000 by $31 million, or 10%, from 1999. The increase was primarily due to significantly improved operating margins (revenues less natural gas and purchased power expenses) from our Wholesale Energy segment's trading and marketing activity in the western U.S. market (primarily California and Nevada), increased operating margins (revenues less natural gas expenses) from our Natural Gas Distribution segment and increased gathering and processing revenues from our Pipelines and Gathering segment. These items were partially offset by increased operating expenses, including:

     o costs incurred in connection with non-rate regulated retail natural gas business activities outside our established market areas, which have been discontinued;

     o additional provisions against receivable balances resulting from the implementation of a new billing system for Reliant Energy Arkla;

     o increased costs associated with higher staffing levels to support increased sales and expanded trading and marketing efforts;

     o increased depreciation expenses of our Natural Gas Distribution segment; and

     o    increased employee benefit costs.

     Our operating revenues for 2000 were $22.7 billion compared to $10.5 billion for 1999. The $12.2 billion, or 116%, increase was primarily due to the increase in our Wholesale Energy segment's trading and marketing revenues from increased trading volumes for power and natural gas, as well as higher sale prices for these commodities.

     Our operating expenses for 2000 were $22.3 billion compared to $10.2 billion in 1999. The $12.1 billion, or 118%, increase was primarily due to an increase in volumes and cost of purchased power and natural gas, as discussed above. Other operating expenses also increased due to the increase in expenses discussed above.

     Our effective tax rate in 2000 was 48.7% compared to 46.1% in 1999. This increase was primarily due to an increase in state income taxes in 2000 as compared to 1999.

     We are reporting the results of RE Europe Trading as discontinued operations for all periods presented in our consolidated financial statements in accordance with APB Opinion No. 30. For additional information, please read Note 14 to our consolidated financial statements. Our European Energy segment was created in the fourth quarter of 1999 with the acquisition of REPGB by a subsidiary of Reliant Energy. Beginning in the second half of 2000, our European Energy segment's trading and marketing operations began participating in the emerging wholesale energy trading and marketing industry in Northwest Europe. Losses from discontinued operations in 1999 and 2000 are primarily related to start-up costs for our European trading and marketing operations. For additional information regarding the operating results of the other entities transferred to Reliant Resources, please read Note 14 to our consolidated financial statements.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     Our past earnings are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on numerous factors including:

     o state, federal and international legislative and regulatory developments and changes in or application of environmental and other laws and regulations to which we are subject and changes in or application of laws or regulations applicable to other aspects of our business;

     o the timing of the implementation of our parent company's Business Separation Plan;

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets;

     o    liquidity concerns in our markets;

     o industrial, commercial and residential growth in our service territories;

     o our pursuit of potential business strategies, including acquisitions or dispositions;

     o    state, federal and other rate regulations in the United States;

     o the timing and extent of changes in interest rates and commodity prices, particularly natural gas;

     o    weather variations and other natural phenomena;

     o    our ability to cost-effectively finance and refinance;

     o financial market conditions, our access to capital and the results of our financing efforts;

     o the credit worthiness or bankruptcy or other financial distress of our trading, marketing and risk management services counterparties;

     o    actions by rating agencies with respect to us or our competitors;

     o    acts of terrorism or war;

     o    the availability and price of insurance; and

     o political, legal, regulatory and economic conditions and developments in the United States.

     In order to adapt to the increasingly competitive environment in our industry, we continue to evaluate a wide array of potential business strategies, including business combinations or acquisitions involving other utility or non-utility businesses or properties and dispositions of currently owned businesses.

FACTORS AFFECTING THE RESULTS OF RERC OPERATIONS

     Natural Gas Distribution. Our Natural Gas Distribution business segment competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly with our Natural Gas Distribution business segment for gas sales to end-users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass our Natural Gas Distribution business segment's facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

     Generally, the regulations of the states in which our Natural Gas Distribution business segment operates allow us to pass through changes in the costs of natural gas to our customers through purchased gas adjustment provisions in rates. There is, however, an inherent timing difference between our purchases of natural gas and the ultimate recovery of these costs. Consequently, we may incur additional "carrying" costs as a result of this timing difference and the resulting, temporary under-recovery of our purchased gas costs. To a large extent, these additional carrying costs are not recovered from our customers.

     On November 21, 2001, Arkla filed a rate case (Docket 01-243-U) with the Arkansas Public Service Commission seeking an increase in rates for its Arkansas customers of approximately $47 million on an annual basis. Arkla's last rate increase was authorized in 1995. In the rate filing, Arkla maintains that its rate base has grown by $183 million, and its operating expenses have increased from $93 million to $106 million on an annual basis and, therefore, Arkla's current rates for service to Arkansas customers do not provide a reasonable opportunity for Arkla to cover its operating costs and earn a fair return on its investment. A decision in the case is expected in the fall of 2002.

     Pipelines and Gathering. Our Pipelines and Gathering business segment competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Our Pipelines and Gathering business segment competes indirectly with other forms of energy available to its customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services. Since FERC Order No. 636, REGT's and MRT's commodity sales activity has been minimal. Commodity transactions are usually related to system management activity which we have been able to manage with little exposure. We have not been nor do we anticipate being negatively impacted by higher price levels and the tightening of supply experienced in the fourth quarter of 2000 and the first quarter of 2001. In addition, competition for our gathering operations is impacted by commodity pricing levels in its markets because these prices influence the level of drilling activity in those markets.

     Natural Gas Pipeline Company of America has proposed, and is soliciting customers for a 30" pipeline paralleling MRT's East Line in Illinois to a point 17 miles east of St. Louis Metro, with a proposed in-service date of June 2002. This service would represent an alternative to that provided by MRT. MRT has renewed or is engaged in negotiations to renew service agreements under multi-year terms, including service and potential expansion needs along MRT's existing East Line in Illinois. Our Pipelines and Gathering business segment derives approximately 14% of its revenues from Laclede Gas Company, which has an annual evergreen term provision. In February 2002, MRT negotiated an agreement to extend its existing service relationship with Laclede for a five year period subject to acceptance by the FERC. However, the Pipeline and Gathering business segment's financial results could be materially adversely affected after this five year period if Laclede decides to engage another pipeline for the transportation services currently provided by the Pipeline and Gathering business segment.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

ENVIRONMENTAL EXPENDITURES

     We are subject to numerous environmental laws and regulations, which require us to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. Our facilities are subject to state and federal laws and regulations governing the discharge of pollutants into the air and waterways. In many cases we must obtain permits or other governmental authorizations that prescribe the parameters for discharges from our facilities. There are ongoing efforts to modify standards relating to both the discharge of pollutants into streams and waterways and to air quality. These efforts may result in more restrictive regulations and permit terms applicable to our facilities in the future. For additional information regarding environmental contingencies, please read Note 10(c) to our consolidated financial statements.

     Site Remediation Expenditures. From time to time we have received notices from regulatory authorities or others regarding our status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. Based on currently available information, we believe that remediation costs will not materially affect our financial position, results of operations or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to our estimates. For information about specific sites that are the subject of remediation claims, please read Note 10(c) to our consolidated financial statements.

     Mercury and Other Expenditures. With regard to mercury remediation and other environmental matters, such as the disposal of solid wastes, our expenditures have not been, and are not expected to be material, based on our experiences and that of others in our industries. Please read "Business -- Environmental Matters -- Mercury Contamination" in Item 1 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF CHANGES IN INTEREST RATES AND ENERGY COMMODITY PRICES

     RERC is exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in RERC's consolidated financial statements. Most of the revenues and income from our business activities are impacted by market risks. Categories of market risk include exposure to commodity prices through non-trading activities and interest rates. A description of each market risk is set forth below:

     o Commodity price risk results from exposures to changes in spot prices, forward prices and price volatilities of commodities, such as natural gas and other energy commodities risk.

     o Interest rate risk primarily results from exposures to changes in the level of borrowings and changes in interest rates.

     Management has established comprehensive risk management policies to monitor and manage these market risks. We seek to manage these risk exposures through the implementation of our risk management policies and framework. We seek to manage our exposures through the use of derivative financial instruments and derivative commodity instrument contracts. During the normal course of business, we review our hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

     Derivative instruments such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments that are listed and traded on an exchange.

     Derivative transactions are entered into in our non-trading operations to manage and hedge certain exposures, such as exposure to changes in gas prices. We believe that the associated market risk of these instruments can best be understood relative to the underlying assets or risk being hedged.

INTEREST RATE RISK

     We have issued long-term debt, RERC obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), bank facilities, and some lease obligations which subject us to the risk of loss associated with movements in market interest rates.

     At December 31, 2000 and 2001, we had issued fixed-rate debt and Trust Preferred Securities aggregating $1.5 billion and $1.9 billion, respectively, in principal amount and having a fair value of $1.5 billion and $1.9 billion, respectively. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Notes 6 and 7 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $59 million if interest rates were to decline by 10% from their levels at December 31, 2001. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     Our floating-rate obligations aggregated $0.6 billion and $0.3 billion at December 31, 2000 and 2001, respectively, (please read Note 6 to our consolidated financial statements), inclusive of (a) amounts borrowed under our short-term credit facilities (including the issuance of commercial paper supported by these facilities), (b) borrowings underlying a receivables facility and (c) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates. These floating-rate obligations expose us to the risk of increased interest and lease expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 2001 levels, our consolidated interest expense and expense under operating leases would increase by an immaterial amount.

     As discussed in Note 6(b) to our consolidated financial statements, RERC Corp.'s $500 million aggregate principal amount of 6 3/8% Term Enhanced Remarketable Securities (TERM Notes) include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At December 31, 2001, we could terminate the option at a cost of $21 million. A decrease of 10% in the December 31, 2001 level of interest rates would increase the cost of termination of the option by approximately $16 million.

COMMODITY PRICE RISK

Non-Trading Activities

     To reduce our commodity price risk from market fluctuations in the revenues derived from the sale of natural gas and related transportation, we enter into forward contracts, swaps and options (Non-Trading Energy Derivatives) in order to hedge some expected purchases of natural gas and sales of natural gas (a portion of which are firm commitments at the inception of the hedge). Non-trading Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material.

     Derivative instruments, which we use as economic hedges, create exposure to commodity prices, which we use to offset the commodity exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our Non-trading Energy Derivatives using a sensitivity analysis. The sensitivity analysis performed on our Non-trading Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their December 31, 2001 levels would have decreased the fair value of our Non-trading Energy Derivatives by $14 million.

     The above analysis of the Non-trading Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas to which the hedges relate. Furthermore, the Non-trading Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Non-trading Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

     o the Non-trading Energy Derivatives are not closed out in advance of their expected term;

     o the Non-trading Energy Derivatives continue to function effectively as hedges of the underlying risk; and

     o    as applicable, anticipated underlying transactions settle as expected.

     If any of the above-mentioned assumptions ceases to be true, a loss on the derivative instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first. Non-trading Energy Derivatives intended as hedges, and which are effective as hedges, may still have some percentage which is not effective. The change in value of the Non-trading Energy Derivatives which represents the ineffective component of the hedges, is recorded in our results of operations. During 2001, we recognized a $3.6 million loss as a result of the discontinuance of a cash flow hedge because it was no longer probable that the forecasted transaction would occur due to credit problems of the customer.

     Reliant Energy has established a Risk Oversight Committee comprised of corporate and business segment officers that oversees all commodity price, and credit risk activities, including Reliant Energy's trading, marketing, risk management services and hedging activities. The committee's duties are to establish Reliant Energy's commodity risk policies, allocate risk capital, approve trading of new products and commodities, monitor risk positions and ensure compliance with Reliant Energy's risk management policies and procedures and trading limits established by Reliant Energy's board of directors.

     Reliant Energy's policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                         YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                1999              2000              2001
                                                            ------------      ------------      ------------
REVENUES ..............................................     $ 10,531,849      $ 22,658,903      $  5,044,419
EXPENSES:
  Natural gas and purchased power .....................        9,303,246        21,241,121         3,781,200
  Operation and maintenance ...........................          625,392           758,824           657,515
  Depreciation and amortization .......................          198,664           214,259           207,203
  Taxes other than income taxes .......................          103,192           112,951           132,560
                                                            ------------      ------------      ------------
                                                              10,230,494        22,327,155         4,778,478
                                                            ------------      ------------      ------------
OPERATING INCOME ......................................          301,355           331,748           265,941
                                                            ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense ....................................         (119,500)         (142,861)         (154,965)
  Distribution on trust preferred securities ..........             (357)              (29)              (28)
  Other, net ..........................................           11,154             2,642            14,583
                                                            ------------      ------------      ------------
                                                                (108,703)         (140,248)         (140,410)
                                                            ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES ...............................................          192,652           191,500           125,531
  Income Tax Expense ..................................           88,781            93,272            58,287
                                                            ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS .....................          103,871            98,228            67,244
  Loss from Discontinued Operations ...................           (3,670)          (23,861)               --
                                                            ------------      ------------      ------------
NET INCOME ............................................     $    100,201      $     74,367      $     67,244
                                                            ============      ============      ============

             See Notes to RERC's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           1999              2000              2001
                                                                       ------------      ------------      ------------
Net income .......................................................     $    100,201      $     74,367      $     67,244
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments from
     discontinued operations, ( net of tax of $16 and
     $1,340 in 1999 and 2000) ....................................               30            (2,490)               --
   Unrealized loss on available-for-sale securities (net
     of tax of $373 and $1,492 in 1999 and 2000) .................           (1,224)           (2,264)               --
   Reclassification adjustment for impairment loss on
     available-for-sale securities realized in net income
     (net of tax of $9,276) ......................................               --            17,228                --
   Additional minimum non-qualified pension liability
     adjustment (net of tax of $6,068 and $4,703 in 2000
     and 2001) ...................................................               --            (9,747)            8,279
   Cumulative effect of adoption of SFAS No. 133 .................               --                --            38,092
   Net deferred loss from cash flow hedges .......................               --                --           (11,826)
   Reclassification of net deferred gains from cash flow
     hedges realized in net income ...............................               --                --           (61,449)
                                                                       ------------      ------------      ------------
Other comprehensive (loss) income ................................           (1,194)            2,727           (26,904)
                                                                       ------------      ------------      ------------
Comprehensive Income .............................................     $     99,007      $     77,094      $     40,340
                                                                       ============      ============      ============

             See Notes to RERC's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2000             2001
                                                                       ------------     ------------
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................................     $     22,576     $     16,425
  Accounts receivable, principally customers, net ................          794,904          479,279
  Unbilled revenue ...............................................          550,183          188,425
  Accounts and notes receivable - affiliated companies, net ......               --           39,393
  Inventory ......................................................          116,101          144,469
  Non-trading derivative assets ..................................               --            6,996
  Prepayments and other current assets ...........................           45,926           24,104
                                                                       ------------     ------------
             Total current assets ................................        1,529,690          899,091
                                                                       ------------     ------------
PROPERTY, PLANT AND EQUIPMENT, NET ...............................        3,029,357        3,158,885
                                                                       ------------     ------------
OTHER ASSETS:
  Goodwill, net ..................................................        1,787,015        1,740,510
  Prepaid pension asset ..........................................          141,882           94,022
  Non-trading derivative assets ..................................               --            2,234
  Other ..........................................................           87,821           94,221
                                                                       ------------     ------------
             Total other assets ..................................        2,016,718        1,930,987
                                                                       ------------     ------------
             TOTAL ASSETS ........................................     $  6,575,765     $  5,988,963
                                                                       ============     ============

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term borrowings ..........................................     $    635,000     $    345,527
  Current portion of long-term debt ..............................          146,252               --
  Accounts payable, principally trade ............................          704,524          267,649
  Accounts and notes payable -- affiliated companies, net ........          134,707               --
  Taxes accrued ..................................................           69,877           53,693
  Interest accrued ...............................................           35,725           44,795
  Customer deposits ..............................................           33,357           52,089
  Non-trading derivative liabilities .............................               --           59,075
  Other ..........................................................           96,375           95,180
                                                                       ------------     ------------
             Total current liabilities ...........................        1,855,817          918,008
                                                                       ------------     ------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net .........................          583,857          555,387
  Non-trading derivative liabilities .............................               --            9,826
  Payable under capacity lease agreement .........................           12,524               --
  Benefit obligations ............................................          175,144          177,559
  Notes payable -- affiliated companies, net .....................           21,718           27,311
  Other ..........................................................          132,329          152,696
                                                                       ------------     ------------
             Total other liabilities .............................          925,572          922,779
                                                                       ------------     ------------
LONG-TERM DEBT ...................................................        1,392,798        1,927,039
                                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF RERC ................................              608              555
                                                                       ------------     ------------
STOCKHOLDER'S EQUITY .............................................        2,400,970        2,220,582
                                                                       ------------     ------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........     $  6,575,765     $  5,988,963
                                                                       ============     ============

             See Notes to RERC's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           1999              2000              2001
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................     $    100,201      $     74,367      $     67,244
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation and amortization ..................................          198,664           214,259           207,203
  Deferred income taxes ..........................................           58,055            29,123            30,320
  Impairment of marketable equity securities .....................               --            26,504                --
  Changes in other assets and liabilities:
     Accounts and notes receivable, net ..........................         (303,644)       (1,984,240)          634,116
     Accounts receivable/payable, affiliates .....................           (5,065)           15,016            17,497
     Inventory ...................................................           79,776           (16,539)          (22,048)
     Accounts payable ............................................          205,344         1,789,841          (436,875)
     Fuel cost recovery ..........................................          (16,940)           34,383             8,292
     Interest and taxes accrued ..................................          (15,381)           58,237            (7,114)
     Margin deposits on energy trading activities ................          (59,468)         (206,480)               --
     Federal tax refund ..........................................               --            26,278                --
     Other current assets ........................................          (17,635)         (118,836)           83,230
     Other current liabilities ...................................          (35,489)            4,242            17,537
     Other assets ................................................           14,708            47,831           (28,694)
     Other liabilities ...........................................          (51,416)          (41,396)           (9,673)
                                                                       ------------      ------------      ------------
          Net cash provided by (used in) operating
            activities ...........................................          151,710           (47,410)          561,035
                                                                       ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .............................................         (288,138)         (290,565)         (263,257)
Other, net .......................................................          (13,905)           31,475           (54,165)
                                                                       ------------      ------------      ------------
          Net cash used in investing activities ..................         (302,043)         (259,090)         (317,422)
                                                                       ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt .......................................         (255,293)         (221,500)         (155,569)
Proceeds from long-term debt .....................................               --           325,000           544,632
Increase (decrease) in short-term borrowings, net ................          234,584           100,416          (289,473)
Increase (decrease) in notes with affiliates, net ................          242,135            53,924          (186,004)
Dividends ........................................................               --                --          (400,000)
Capital contribution from Reliant Energy .........................               --                --           241,352
Other, net .......................................................          (17,542)           (8,891)           (4,702)
                                                                       ------------      ------------      ------------
          Net cash provided by (used in) financing
            activities ...........................................          203,884           248,949          (249,764)
                                                                       ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................           53,551           (57,551)           (6,151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  YEAR ...........................................................           26,576            80,127            22,576
                                                                       ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR .....................     $     80,127      $     22,576      $     16,425
                                                                       ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ..........................     $    142,399      $    138,365      $    148,303
  Income taxes ...................................................           85,415            62,144           116,272


             See Notes to RERC's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                 STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                     ACCUMULATED
                                                    COMMON STOCK                                        OTHER          TOTAL
                                               -----------------------      PAID IN      RETAINED   COMPREHENSIVE  STOCKHOLDER'S
                                                 SHARES       AMOUNT        CAPITAL      EARNINGS   INCOME (LOSS)     EQUITY
                                               ----------   ----------   ------------   ----------  -------------  -------------
Balance at December 31, 1998 ...............        1,000   $        1   $  2,463,831   $  114,671   $  (16,004)   $  2,562,499
                                               ----------   ----------   ------------   ----------   ----------    ------------
Net income .................................                                               100,201                      100,201
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments from discontinued
    operations .............................                                                                 30              30
  Unrealized loss on available-for-sale
    securities .............................                                                             (1,224)         (1,224)
                                               ----------   ----------   ------------   ----------   ----------    ------------
Balance at December 31, 1999 ...............        1,000            1      2,463,831      214,872      (17,198)      2,661,506
                                               ----------   ----------   ------------   ----------   ----------    ------------
Net income .................................                                                74,367                       74,367
Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments from discontinued
    operations .............................                                                             (2,490)         (2,490)
  Unrealized loss on available-for-sale
    securities .............................                                                             (2,264)         (2,264)
  Reclassification adjustment for
    impairment loss on available-for-sale
    securities realized in net income ......                                                             17,228          17,228
  Additional minimum non-qualified
    pension liability adjustment ...........                                                             (9,747)         (9,747)
Transfer of subsidiaries to Reliant
  Resources, Inc. ..........................                                  (53,115)    (289,239)       4,724        (337,630)
                                               ----------   ----------   ------------   ----------   ----------    ------------
Balance at December 31, 2000 ...............        1,000            1      2,410,716           --       (9,747)      2,400,970
                                               ----------   ----------   ------------   ----------   ----------    ------------
Net income .................................                                                67,244                       67,244
Dividend to parent .........................                                 (334,593)     (65,407)                    (400,000)
Transfer of benefits to parent .............                                  (62,080)                                  (62,080)
Contributions from parent ..................                                  241,352                                   241,352
Other comprehensive loss, net of tax:
  Cumulative effect of adoption of SFAS
    No. 133 ................................                                                             38,092          38,092
  Net deferred loss from cash flow hedges ..                                                            (11,826)        (11,826)
  Reclassification of net deferred gains
    from cash flow hedges realized in net
    income .................................                                                            (61,449)        (61,449)
  Additional minimum non-qualified
    pension liability adjustment ...........                                                              8,279           8,279
                                               ----------   ----------   ------------   ----------   ----------    ------------
Balance at December 31, 2001 ...............        1,000   $        1   $  2,255,395   $    1,837   $  (36,651)   $  2,220,582
                                               ==========   ==========   ============   ==========   ==========    ============

             See Notes to RERC's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (collectively, RERC), distributes natural gas, transports natural gas through its interstate pipelines and provides natural gas gathering and pipeline services. Prior to 2001, RERC provided energy services including wholesale energy trading, marketing, power origination and risk management services in North America and Western Europe. RERC Corp. is a Delaware corporation and a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy).

     RERC's natural gas distribution operations (Natural Gas Distribution) are conducted by three unincorporated divisions (Reliant Energy Entex (Entex), Reliant Energy Minnegasco (Minnegasco) and Reliant Energy Arkla (Arkla)) and other non-rate regulated retail gas marketing operations. RERC's pipelines and gathering operations (Pipelines and Gathering) are primarily conducted by two wholly owned pipeline subsidiaries, Reliant Energy Gas Transmission Company
(REGT) and Mississippi River Transmission Corporation (MRT) and a wholly owned gas gathering subsidiary, Reliant Energy Field Services, Inc. (REFS). RERC's principal operations are located in Arkansas, Louisiana, Minnesota, Mississippi, Missouri, Oklahoma and Texas.

     RERC's wholesale energy trading, marketing, power origination and risk management activities in North America were conducted primarily by Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC prior to January 1, 2001. RERC's European energy trading and marketing activities were conducted by Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), a wholly owned subsidiary of RERC Corp. prior to January 1, 2001. See Note 2 regarding Reliant Energy's separation plan.

(2) RELIANT ENERGY'S SEPARATION PLAN

     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which we refer to as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy), currently a wholly owned subsidiary of Reliant Energy, will become the holding company for Reliant Energy and its subsidiaries;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing its remaining equity interest in the common stock of Reliant Resources to its shareholders (Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the IRS of a private letter ruling that Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Although receipt or timing of regulatory approvals cannot be assured, Reliant Energy believes it meets the standards for such approvals. RERC currently expects Reliant Energy to complete the Restructuring and Distribution in the summer of 2002.

RERC Corp. Restructuring

     Following the Restructuring, CenterPoint Energy will be a utility holding company under the 1935 Act and as such will be required to register under the 1935 Act unless it qualifies for an exemption. In order to enable CenterPoint Energy to comply with the requirements in the exemption in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated divisions, Entex, Arkla and Minnegasco, among three separate business entities. The entity that will hold the Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Oklahoma and Arkansas.

     On December 31, 2000, RERC Corp. transferred all of the outstanding stock of Reliant Energy Services

International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and RE Europe Trading, all wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, the Stock Transfer). Both RERC Corp. and Reliant Resources are subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

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

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's consolidated financial statements in accordance with Accounting Principles Board (APB) Opinion No. 30 (APB Opinion No. 30).

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Reclassifications and Use of Estimates.

     Some amounts from the previous years have been reclassified to conform to the 2001 presentation of financial statements. These reclassifications do not affect earnings.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Market Risk and Uncertainties.

     RERC is subject to the risk associated with price movements of energy commodities and, historically, the credit risk associated with RERC's risk management activities. For additional information regarding these risks, see
Note 5. RERC is also subject to risks relating to the supply and prices of natural gas, seasonal weather patterns, technological obsolescence and regulatory environment in the United States.

(c) Principles of Consolidation.

     The accounts of RERC and its wholly owned and majority owned subsidiaries are included in RERC's consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation. Other investments, excluding marketable securities, are carried at cost.

(d) Revenues.

     RERC records natural gas sales and services under the accrual method and these revenues are generally recognized upon delivery. Natural gas sales and services not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Pipelines and Gathering records revenues as transportation services are provided. RERC's energy trading and marketing operations were accounted for under mark-to-market accounting, as discussed in Note 5.

(e) Long-lived Assets and Intangibles.

    RERC records property, plant and equipment at historical cost. RERC expenses all repair and maintenance costs as incurred. The cost of utility plant and equipment retirements is charged to accumulated depreciation. Property, plant and equipment includes the following:

                                                                           DECEMBER 31,
                                              ESTIMATED USEFUL    ------------------------------
                                                LIVES (YEARS)         2000              2001
                                              ----------------    ------------      ------------
                                                                           (IN MILLIONS)
Natural gas distribution ...................             5-50     $      1,809      $      2,002
Pipelines and gathering ....................             5-75            1,582             1,627
Other property .............................             3-20               38                56
                                                                  ------------      ------------
    Total ..................................                             3,429             3,685
Accumulated depreciation ...................                              (400)             (526)
                                                                  ------------      ------------
    Property, plant and equipment, net .....                      $      3,029      $      3,159
                                                                  ============      ============

     RERC records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. Goodwill is generally amortized on a straight-line basis over 40 years. RERC had $170 million and $219 million accumulated goodwill amortization at December 31, 2000 and 2001, respectively. RERC's goodwill is primarily related to Reliant Energy's merger with RERC Corp. in 1997. The acquisition of RERC by Reliant Energy was recorded under the purchase method of accounting. The purchase price was pushed down to RERC.

     RERC periodically evaluates long-lived assets, including property, plant and equipment, goodwill and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated. RERC adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002. RERC is in the process of determining the effect of adoption of SFAS No. 142 on its consolidated financial statements. For additional information related to SFAS No. 142, see Note 3(p).

(f) Regulatory Assets.

     RERC applies the accounting policies established in SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) to the accounts of the utility operations of Natural Gas Distribution and MRT. As of December 31, 2000 and 2001, RERC had recorded $5 million and $3 million, respectively, of net regulatory assets.

     If, as a result of changes in regulation or competition, RERC's ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), RERC would be required to write off or write down these regulatory assets and liabilities. In addition, RERC would be required to determine any impairment to the carrying costs of plant and inventory assets.

(g) Depreciation and Amortization Expense.

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. Other amortization expense includes amortization of regulatory assets and other intangibles.

    The following table presents depreciation, goodwill amortization and other amortization expense for 1999, 2000 and 2001.

                                                          YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1999           2000           2001
                                                 ----------     ----------     ----------
                                                              (IN MILLIONS)
Depreciation expense .......................     $      143     $      153     $      146
Goodwill amortization expense ..............             53             54             49
Other amortization expense .................              3              7             12
                                                 ----------     ----------     ----------
    Total depreciation and amortization ....     $      199     $      214     $      207
                                                 ==========     ==========     ==========

(h) Capitalization of Interest.

     Interest and allowance for funds used during construction (AFUDC) related to debt for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 1999, 2000 and 2001, RERC capitalized interest and AFUDC related to debt of $1.9 million, $2.0 million and $0.2 million, respectively.

(i) Income Taxes.

     RERC is included in the consolidated income tax returns of Reliant Energy. RERC calculates its income tax provision on a separate return basis under a tax sharing agreement with Reliant Energy. RERC uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and certain state income taxes are payable to or receivable from Reliant Energy. For additional information regarding income taxes, see Note 9.

(j) Accounts Receivable and Allowance for Doubtful Accounts.

     Accounts and notes receivable, principally customers, net, are net of an allowance for doubtful accounts of $33 million at December 31, 2000 and 2001. The provisions for doubtful accounts in RERC's Statements of Consolidated Income for 1999, 2000 and 2001 were $16 million, $32 million and $46 million, respectively.

(k) Inventory.

     Inventory consists principally of materials and supplies, natural gas and heating oil and is valued at the lower of average cost or market. Inventory includes the following components:

                                             DECEMBER 31,
                                      -------------------------
                                         2000           2001
                                      ----------     ----------
                                            (IN MILLIONS)
Materials and supplies ..........     $       33     $       33
Natural gas .....................             83            111
                                      ----------     ----------
    Total inventory .............     $      116     $      144
                                      ==========     ==========

(l) Investment in Other Debt and Equity Securities.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), RERC reports "available-for-sale" securities at estimated fair value in RERC's Consolidated Balance Sheets and any unrealized gain or loss, net of tax, as a separate component of stockholder's equity and accumulated other comprehensive income (loss).

     During 2000, pursuant to SFAS No. 115, RERC incurred a pre-tax impairment loss on marketable equity securities classified as "available-for-sale" equal to $27 million of cumulative unrealized losses which was recorded in other income (expense) in RERC's Statements of Consolidated Income. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. Such events affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the investment in the first quarter of 2000. These events, coupled with the stock market value of RERC's investment in these securities continuing to be below RERC's cost basis, caused management to believe the decline in fair value of these "available-for-sale" securities to be other than temporary. On December 31, 2000, RERC transferred all of the outstanding capital stock of Arkla Finance, which holds this investment, to Reliant Resources as described in
Note 2. As of December 31, 2000 and 2001, RERC held no "available-for-sale" securities.

(m) Environmental Costs.

     RERC expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. RERC expenses amounts that relate to an existing condition caused by past operations and that do not have future economic benefit. RERC records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. Subject to SFAS No. 71, a corresponding regulatory asset is recorded in anticipation of recovery through the rate making process by subsidiaries that apply SFAS No. 71 in some circumstances.

(n) Foreign Currency Adjustments.

     RERC considered the local currency the functional currency of RE Europe Trading prior to its transfer as described in Note 2. Foreign subsidiaries' assets and liabilities were translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses were translated using the weighted average exchange rate for each year prevailing during the periods reported. Cumulative adjustments resulting from translation were recorded in stockholder's equity in other comprehensive income (loss).

(o) Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, RERC considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase.

(p) Changes in Accounting Principles and New Accounting Pronouncements.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The consolidated financial statements reflect the accounting guidance provided in SAB No. 101.

     For a discussion of the effect of the adoption of SFAS No. 133 on RERC's consolidated financial statements, see Note 5.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. RERC adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on RERC's historical results of operations or financial position. On January 1, 2002, RERC discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. RERC recognized $49 million of goodwill amortization expense in the Statements of Consolidated Income during 2001. RERC is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements. RERC anticipates finalizing its review of goodwill and certain intangible assets during 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. SFAS No. 143 requires entities to record a cumulative effect of a change in accounting principle in the income statement in the period of adoption. RERC plans to adopt SFAS No. 143 on January 1, 2003 and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by RERC to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. RERC adopted SFAS No. 144 on January 1, 2002.

(4) RELATED PARTY TRANSACTIONS

     From time to time, RERC has advanced to or borrowed money from Reliant Energy or its subsidiaries. As of December 31, 2000, included in accounts and notes payable-affiliated companies, RERC had net short-term borrowings of $59 million and net accounts payable of $76 million. As of December 31, 2001, included in accounts and notes receivable-affiliated companies, RERC had net short-term receivables of $132 million, partially offset by net accounts payable of $93 million. As of December 31, 2000 and 2001, RERC had net long term borrowings, included in notes payable-affiliated companies, totaling $22 million and $27 million, respectively. Net interest income on these borrowings was $6 million, $3 million and $5 million in 1999, 2000 and 2001, respectively.

     In 1999 and 2000, Reliant Energy Services supplied natural gas to, purchased electricity for resale from, and provided marketing and risk management services to unregulated power plants in deregulated markets acquired or operated by Reliant Energy Power Generation, Inc., an indirect wholly owned subsidiary of Reliant Energy, or its subsidiaries. In 2001, RERC supplied natural gas to Reliant Energy Services, now a subsidiary of Reliant Resources (see Note 2). During 1999, 2000 and 2001, the sales and services to Reliant Energy and its affiliates totaled $197 million, $816 million and $181 million, respectively. Purchases from Reliant Energy and its affiliates were $118 million, $391 million and $639 million in 1999, 2000 and 2001, respectively.

     Reliant Energy provides some corporate services to RERC including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services (such as corporate security, facilities management, accounts receivable, accounts payable, payroll, office support services, customer care services and purchasing and logistics). The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $34 million, $32 million and $31 million for 1999, 2000 and 2001, respectively, and are included primarily in operation and maintenance expenses. Some subsidiaries of RERC have entered into office rental agreements with Reliant Energy. In 1999, 2000 and 2001, RERC paid $2 million, $3 million and $2 million, respectively, of rent expense to Reliant Energy.

     In February 2001, RERC Corp. paid a dividend to Reliant Energy from the proceeds of a debt offering as discussed in Note 6(b). In May 2001, Reliant Energy made a $236 million capital contribution to RERC Corp. and RERC Corp. subsequently invested the $236 million with a financing subsidiary of Reliant Energy, which is not a subsidiary of RERC.

(5) DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, RERC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative instrument as hedging
(a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge) or (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax increase in accumulated other comprehensive income of $38 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $88 million, $5 million, $53 million and $2 million, respectively, in RERC's Consolidated Balance Sheet. During the year ended December 31, 2001, $34 million of the initial after-tax transition adjustment recognized in other comprehensive income was recognized in net income.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and RERC is currently assessing the impact of this cleared issue and does not believe it will have a material impact on RERC's consolidated financial statements.

     RERC is exposed to various market risks. These risks are inherent in RERC's consolidated financial statements and arise from transactions entered into in the normal course of business. RERC utilizes derivative financial instruments such as physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes and cash flows of its natural gas on its operating results and cash flows.

(a) Non-Trading Activities.

     Cash Flow Hedges. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of natural gas, RERC may enter into Energy Derivatives in order to hedge certain expected purchases and sales of natural gas (Non-trading Energy Derivatives). In 2001 these transactions were entered into with Reliant Energy Services, an affiliated company (See Note 2). The Non-trading Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within authorized limits.

     RERC applies hedge accounting for its Non-trading Energy Derivatives utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 120% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges was immaterial. No component of the derivative instruments' loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, RERC realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During the year ended December 31, 2001, there was a $3.6 million deferred loss recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in RERC's Statements of Consolidated Income under the caption "Natural Gas and Purchased Power." Cash flows resulting from these transactions in Non-trading Energy Derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2001, RERC's current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive gain or loss were expected to be reclassified into net income during the next twelve months.

     The maximum length of time RERC is hedging its exposure to the variability in future cash flows for forecasted transactions on existing financial instruments is primarily two years with a limited amount of exposure up to three years. RERC's policy is not to exceed five years in hedging its exposure.

(b)  Energy Trading, Marketing and Price Risk Management Activities.

     During 2000 and in prior years, RERC offered energy, price risk management services through a subsidiary, Reliant Energy Services. In December 2000, Reliant Energy Services was transferred to an affiliated company. Reliant Energy Services offered energy price risk management services primarily related to natural gas, electric power and other energy related commodities. Reliant Energy Services provided these services by utilizing a variety of derivative financial instruments, including (a) fixed and variable-priced physical forward contracts,
(b) fixed and variable-priced swap agreements, (c) options traded in the over-the-counter financial markets and (d) exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     RERC applied mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these Trading Derivatives were recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues prior to the Merger. There were no recognized, unrealized balances (energy trading, marketing and price risk management assets/liabilities) as of December 31, 2000 and 2001.

(c) Credit Risks.

     In addition to the risk associated with price movements, credit risk is also inherent in RERC's non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. RERC enters into financial transactions to hedge purchases and sales with Reliant Energy Services as the counterparty since December 2000. Reliant Energy Services, an affiliated company, enters into financial transactions with unaffiliated parties to complete the hedge transaction and assumes the risk of loss from unaffiliated parties. As of December 31, 2001, the counterparty for all of RERC's non-trading derivative assets and liabilities was Reliant Energy Services.

(d) Trading and Non-trading - General Policy.

     Reliant Energy has established a Risk Oversight Committee comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including Reliant Energy's trading, marketing, risk management services and hedging activities. The committee's duties are to establish Reliant Energy's commodity risk policies, allocate risk capital within limits established by Reliant Energy's board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with Reliant Energy's risk management policies and procedures and trading limits established by Reliant Energy's board of directors.

     Reliant Energy's policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                           DECEMBER 31, 2000             DECEMBER 31, 2001
                                                       -------------------------     -------------------------
                                                       LONG-TERM      CURRENT(1)     LONG-TERM      CURRENT(1)
                                                       ----------     ----------     ----------     ----------
                                                                           (IN MILLIONS)
Short-term borrowings:
  Receivables facility ...........................                    $      350                    $      346
  Commercial paper ...............................                           285                            --
                                                                      ----------                    ----------
    Total short-term borrowings ..................                           635                           346
                                                                      ----------                    ----------
Long-term debt(2):
  Convertible debentures 6.0% due 2012 ...........     $       93             --     $       82             --
  Debentures 6.38% to 8.90% due 2003 to 2011 .....          1,285             --          1,833             --
  Notes payable 8.77% to 9.23% paid 2001 .........             --            146             --             --
Unamortized discount and premium .................             15             --             12             --
                                                       ----------     ----------     ----------     ----------
    Total long-term debt .........................          1,393            146          1,927             --
                                                       ----------     ----------     ----------     ----------
    Total borrowings .............................     $    1,393     $      781     $    1,927     $      346
                                                       ==========     ==========     ==========     ==========

----------

(1)  Includes amounts due within one year of the date.

(2) Included in long term debt is additional unamortized premium related to fair value adjustments of long-term debt of $12 million and $9 million at December 31, 2000 and 2001, respectively. These fair value adjustments resulted from Reliant Energy's acquisition of RERC and are being amortized over the remaining term of the related long-term debt.

(a)  Short-term Borrowings.

     In 2001, RERC met its short-term financing needs primarily through a trade receivables facility (Receivables Facility) and the issuance of commercial paper in addition to advances from subsidiaries of Reliant Energy. RERC has a $350 million revolving credit facility (RERC Credit Facility) that expires in 2003. The RERC Credit Facility is used to support RERC's issuance of up to $350 million of commercial paper and includes a $65 million sub-facility under which letters of credit may be obtained. Borrowings under the RERC Credit Facility are unsecured and bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. As of December 31, 2000, RERC had $285 million of commercial paper outstanding with a weighted average interest rate of 8.38%. As of December 31, 2001, RERC had no commercial paper outstanding. Letters of credit outstanding under the sub-facility aggregated $65 million and $2.5 million as of December 31, 2000 and 2001, respectively.

     Under the Receivables Facility, which expires in August 2002, RERC sells, with limited recourse, an undivided interest (limited to a maximum of $350 million as of December 31, 2000 and 2001) in a designated pool of accounts receivable. The amount advanced under the Receivables Facility was $350 million and $346 million at December 31, 2000 and 2001, respectively. The weighted average interest rate was approximately 6.58% and 2.03% at December 31, 2000 and December 31, 2001, respectively. Fees and interest expense for 1999, 2000 and 2001 aggregated $19 million, $24 million and $15 million, respectively. The size of the receivables facility was increased from $300 million to $350 million in August 1999. For information on the reduction in the size of the facility in 2002, see Note 15.

(b) Long-term Debt.

     Consolidated maturities of long-term debt and sinking fund requirements, which are $7 million per year, for RERC are $-0- in 2002, $502 million in 2003, $7 million in 2004, $332 million in 2005 and $152 million in 2006. The 2002 and 2003 amounts are net of accumulated sinking fund payments.

     At December 31, 2000 and 2001, RERC Corp. had issued and outstanding $98 million and $86 million, respectively, aggregate principal amount ($93 million and $82 million, respectively, carrying amount) of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Reliant Energy common stock and $14.24 in cash. At Restructuring, each Subordinated Debenture is convertible into 0.65 shares of CenterPoint Energy stock and $14.24 in cash. At Distribution, each Subordinated Debenture is convertible into an increased number of CenterPoint Energy shares based on a formula in the indenture governing the Subordinated Debentures, and $14.24 in cash. During 2001, RERC Corp. purchased $11 million aggregate principal amount of its Subordinated Debentures.

     RERC Corp.'s $500 million aggregate principal amount of 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) provide an investment bank with a call option, which gives it the right to have the TERM Notes redeemed from the investors on November 1, 2003 and then remarketed if it chooses to exercise the option. The TERM Notes are unsecured obligations of RERC Corp. which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the call option premium will be amortized over the stated term of the securities. If the option is not exercised by the investment bank, RERC Corp. will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by RERC Corp., within the 52-week period beginning November 1, 2003. During this period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by RERC Corp. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus RERC Corp.'s applicable credit spread at the time of such remarketing.

     In February 2001, RERC Corp. issued $550 million of unsecured notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term borrowings.

(c) Restrictions on Debt.

     RERC Corp.'s facilities contain various business and financial covenants requiring RERC Corp. to, among other things, maintain leverage (as defined in the credit facilities), below specified ratios. These covenants are not anticipated to materially restrict RERC Corp. from borrowing funds or obtaining letters of credit under these facilities. As of December 31, 2001, RERC Corp. was in compliance with these debt covenants.

(7) TRUST PREFERRED SECURITIES

     In June 1996, a Delaware statutory business trust created by RERC Corp. (RERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. RERC Corp. accounts for RERC Trust as a wholly owned consolidated subsidiary. RERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent RERC Trust's sole assets and its entire operations. RERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by RERC Corp. of RERC Trust's obligations with respect to the convertible preferred securities.

     The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. At Restructuring, each convertible preferred security is convertible into 1.55 shares of CenterPoint Energy common stock and $33.62 in cash. At Distribution, each convertible preferred security is convertible into an increased number of shares of CenterPoint Energy common stock based on a formula in the indenture governing the junior subordinated debentures and $33.62 in cash. During 2000 and 2001, convertible preferred securities of $0.3 million and $0.04 million, respectively, were converted. As of December 31, 2000 and 2001, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, RERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, RERC Corp. may not pay dividends on its common stock to Reliant Energy. As of December 31, 2001, no interest payments on the convertible junior subordinated debentures had been deferred.

(8) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a) Incentive Compensation Plans.

     RERC participates in Reliant Energy's Long-Term Incentive Compensation Plans (LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives, including performance-based shares, performance-based units, restricted shares, stock options and stock appreciation rights, to key employees of RERC, including officers. Stock-based incentive expense information presented herein represents RERC's portion of the overall plans. As of December 31, 2001, 138 current and 7 former employees of RERC participate in the plans.

     Performance-based shares, performance-based units and restricted shares are granted to employees without cost to the participants. The performance shares and units vest three years after the grant date based upon the performance of Reliant Energy and its subsidiaries over a three-year cycle except as discussed below. The restricted shares vest to the participants at various times ranging from immediate vesting to vesting at the end of a three-year period. Upon vesting, the shares are issued to the plans' participants. During 1999 and 2000, RERC recorded compensation expense of $1 million and $4 million, respectively, related to performance-based shares and restricted share grants. During 2001, the amounts recorded for compensation expense were immaterial.

     Assuming the Distribution occurs during calendar year 2002, Reliant Energy's compensation committee will authorize the conversion of outstanding Reliant Energy performance-based shares for the performance cycle ending December 31, 2002 to a number of time-based restricted shares of Reliant Energy's common stock equal to the number of performance-based shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level. These time-based restricted shares will vest if the participant holding the shares remains employed with RERC or its affiliates through December 31, 2002. At Distribution, holders of these time-based restricted shares will receive shares of Reliant Resources common stock in the same manner as other holders of Reliant Energy common stock, but these shares of common stock will be subject to the same time-based vesting schedule as well as the terms and conditions of the plan under which the original performance-based shares were granted. Thus, following the Distribution, employees who held performance-based shares under the LICP for the performance cycle ending December 31, 2002 will hold time-based restricted shares of Reliant Energy common stock and time-based restricted shares of Reliant Resources common stock which will vest following continuous employment through December 31, 2002.

     Reliant Energy stock options generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date. The exercise price is the average of the high and low sales price of the common stock on the New York Stock Exchange on the grant date. RERC applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these fixed stock options.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), RERC applies the guidance contained in APB Opinion No. 25 and discloses the required pro forma effect on net income of the fair value based method of accounting for stock compensation. The weighted average fair values at date of grant for Reliant Energy options granted to RERC employees during 1999, 2000 and 2001 were $3.13, $5.07 and $9.25, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                    1999            2000            2001
                                                 ----------      ----------      ----------
Expected life in years .....................              5               5               5
Interest rate ..............................           5.10%           6.57%           4.87%
Volatility .................................          21.23%          24.00%          31.91%
Expected common stock dividend .............     $     1.50      $     1.50      $     1.50

     Pro forma information for 1999, 2000 and 2001 is provided to take into account the amortization of stock-based compensation to expense on a straight line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, RERC's net income would have been reduced by $1 million in 1999, and $2 million in 2000 and 2001, respectively.

(b) Pension.

     RERC employees participate in Reliant Energy's pension plan which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. The benefit accrual is in the form of a cash balance credit of 4% of annual pay. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. As a result, certain employees participating in the plan as of December 31, 1998 are eligible for transition benefits through 2008.

     Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the pension plan consist principally of common stocks and interest-bearing obligations. Included in such assets are RERC's proportionate share of 4.5 million shares of Reliant Energy common stock contributed from Reliant Energy treasury stock during 2001. As of December 31, 2001, the fair value of Reliant Energy common stock was 8.7% of plan assets. The net periodic pension benefits, prepaid pension costs and benefit obligation of RERC have been determined based on the employees of RERC and their respective compensation levels.

     Net pension cost for RERC includes the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            2000            2001
                                                            ----------      ----------      ----------
                                                                          (IN MILLIONS)
Service cost -- benefits earned during the period .....     $       15      $       12      $       16
Interest cost on projected benefit obligation .........             35              33              36
Expected return on plan assets ........................            (61)            (62)            (51)
Net amortization ......................................             (2)             (4)             --
                                                            ----------      ----------      ----------
Net pension (benefit) cost ............................     $      (13)     $      (21)     $        1
                                                            ==========      ==========      ==========

     Reconciliations of RERC's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 2000 and 2001 are set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               2000             2001
                                                            ----------       ----------
                                                                   (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year .................     $      447       $      499
Service cost ..........................................             12               16
Interest cost .........................................             33               36
Benefits paid .........................................            (41)             (40)
Transfer to affiliate .................................             (1)              --
Transfer of obligation to non-qualified plan ..........            (10)              --
Actuarial loss ........................................             59               41
                                                            ----------       ----------
Benefit obligation, end of year .......................     $      499       $      552
                                                            ==========       ==========
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ........................     $      620       $      598
Employer contribution .................................             --               39
Benefits paid .........................................            (41)             (40)
Transfer to affiliate .................................             (1)             (86)
Actual investment gain (loss) (1) .....................             20              (11)
                                                            ----------       ----------
Plan assets, end of year ..............................     $      598       $      500
                                                            ==========       ==========
RECONCILIATION OF FUNDED STATUS
Funded status .........................................     $       99       $      (52)
Unrecognized prior service cost .......................            (45)             (35)
Unrecognized actuarial loss ...........................             88              181
                                                            ----------       ----------
Net amount recognized at end of year ..................     $      142       $       94
                                                            ==========       ==========
ACTUARIAL ASSUMPTIONS
Discount rate .........................................            7.5%            7.25%
Rate of increase in compensation levels ...............        3.5-5.5%         3.5-5.5%
Expected long-term rate of return on assets ...........           10.0%             9.5%

(1) Since RERC participates in Reliant Energy's defined benefit plan, RERC's pension assets are allocated proportional to RERC's obligation in the plan. Therefore, the investment gain (loss) may fluctuate due to the change in obligations as well as investment performance.

     RERC employees participate in Reliant Energy's non-qualified pension plans which allowed participants to retain the benefits to which they would have been entitled under its noncontributory pension plans except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with these non-qualified plans was $1 million, $13 million and $5 million in 1999, 2000 and 2001, respectively. The accrued benefit liability for the nonqualified pension plan was $49 million and $40 million at December 31, 2000 and December 31, 2001, respectively. In addition, these accrued benefit liabilities include the recognition of minimum liability adjustments of $19 million as of December 31, 2000 and $3 million as of December 31, 2001, which are reported as a component of comprehensive income, net of income tax effects.

     RERC's prepaid pension asset is presented in the Consolidated Balance Sheets under the caption Other Assets - Prepaid Pension Asset.

(c) Savings Plan.

     Employees of RERC participate in Reliant Energy's savings plans, which qualify as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Under Reliant Energy's plans, participating employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 16% of compensation. The Company matches 75% to 125% (based on certain performance goals achieved) of the first 6% of each employee's compensation contributed, with most matching contributions subject to a vesting schedule. Substantially all of Reliant Energy's match is invested in Reliant Energy common stock. Given the concentration of the investments in Reliant Energy's common stock, the savings plan and its participants have vulnerability to volatility of Reliant Energy's common stock. Reliant Energy allocates to RERC the savings plan benefit expense related to the employees of RERC.

     Savings plan benefit expense related to RERC was $10 million, $18 million and $12 million in 1999, 2000 and 2001, respectively.

(d) Postretirement Benefits.

     RERC employees participate in Reliant Energy's plans which provide certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, health care benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

     Reliant Energy is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

     The net postretirement benefit cost includes the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            2000            2001
                                                            ----------      ----------      ----------
                                                                          (IN MILLIONS)
Service cost -- benefits earned during the period .....     $        2      $        2      $        2
Interest cost on projected benefit obligation .........              9               9               9
Expected return on plan assets ........................             (1)             (1)             (1)
Net amortization ......................................              2               1               2
                                                            ----------      ----------      ----------
Net postretirement benefit cost .......................     $       12      $       11      $       12
                                                            ==========      ==========      ==========

     Following are reconciliations of RERC's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2000 and 2001.

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               2000             2001
                                                            ----------       ----------
                                                                   (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year .................     $      116       $      130
Service cost ..........................................              2                2
Interest cost .........................................              9                9
Benefits paid .........................................            (10)             (12)
Participant contributions .............................              1                2
Plan amendments .......................................              3               --
Actuarial (gain) loss .................................              9               --
                                                            ----------       ----------
Benefit obligation, end of year .......................     $      130       $      131
                                                            ==========       ==========
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ........................     $        9       $       12
Benefits paid .........................................            (10)             (12)
Employer contributions ................................             11               17
Participant contributions .............................              1                2
Actual investment return ..............................              1               (1)
                                                            ----------       ----------
Plan assets, end of year ..............................     $       12       $       18
                                                            ==========       ==========
RECONCILIATION OF FUNDED STATUS
Funded status .........................................     $     (118)      $     (113)
Unrecognized prior service cost .......................             27               21
Unrecognized actuarial gain ...........................            (12)             (10)
                                                            ----------       ----------
Net amount recognized at end of year ..................     $     (103)      $     (102)
                                                            ==========       ==========
ACTUARIAL ASSUMPTIONS
Discount rate .........................................            7.5%            7.25%
Expected long-term rate of return on assets ...........           10.0%             9.5%
Health care cost trend rates -- Under 65 ..............            8.0%             7.5%
Health care cost trend rates -- 65 and over ...........            9.0%             8.5%

     The assumed health care rates gradually decline to 5.5% for both medical categories by 2010. The actuarial gains and losses are due to changes in actuarial assumptions.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would increase by approximately 3.5%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 2.9%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2001 would decrease by approximately 3.6%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 3.0%.

     RERC's postretirement obligation is presented as a liability in the Consolidated Balance Sheet under the caption Benefit Obligations.

(e) Postemployment Benefits.

     Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan), were $11 million, $1 million and $3 million in 1999, 2000 and 2001, respectively.

     RERC's postemployment obligation is presented as a liability in the Consolidated Balance Sheet under the caption Benefit Obligations.

(f) Other Non-qualified Plans.

     RERC participates in Reliant Energy's deferred compensation plans which permit eligible participants to elect each year to defer a percentage of up to 100% of that year's salary and that year's annual bonus. In general, employees who attain the age of 60 during employment and participate in Reliant Energy's deferred compensation plans may elect to have their deferred compensation amounts repaid in (a) 15 equal annual installments commencing at the later of age 65 or termination of employment or (b) a lump-sum distribution following termination of employment. Interest generally accrues on deferrals at a rate equal to the average Moody's Long-Term Corporate Bond Index plus 2%, determined annually until termination when the rate is fixed at the greater of the rate in effect at age 64 or at age 65. During 1999, 2000 and 2001, RERC recorded interest expense related to its deferred compensation obligation of $1 million each year. The discounted deferred compensation obligation recorded by RERC was $10 million and $14 million as of December 31, 2000 and 2001, respectively.

     RERC's obligations under other non-qualified plans are presented as a liability in the Consolidated Balance Sheets under the caption Benefit Obligations.

(g) Other Employee Matters.

     As of December 31, 2001, approximately 28% of RERC's employees were subject to collective bargaining arrangements, of which contracts covering 9% of RERC's employees will expire prior to December 31, 2002.

(h) Transfer of Benefit Assets and Liabilities.

     During the three months ended March 31, 2001, RERC Corp. had net distributions to Reliant Energy related to various benefit assets and obligations, net of deferred taxes, of $62 million.

(9) INCOME TAXES

     The components of income from continuing operations before taxes are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          1999           2000           2001
                                                                       ----------     ----------     ----------
                                                                                    (IN MILLIONS)
United States ....................................................     $      193     $      177     $      126
Foreign ..........................................................             --             15             --
                                                                       ----------     ----------     ----------
  Income from continuing operations before income taxes ..........     $      193     $      192     $      126
                                                                       ==========     ==========     ==========

     RERC's current and deferred components of income tax expense are as follows:

                                               YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                         1999           2000           2001
                                      ----------     ----------     ----------
                                                   (IN MILLIONS)
Current
  Federal .......................     $       27     $       52     $       31
  State .........................              4              9             (3)
  Foreign .......................             --              3             --
                                      ----------     ----------     ----------
      Total current .............             31             64             28
                                      ----------     ----------     ----------
Deferred
  Federal .......................             53             24             29
  State .........................              5              1              1
  Foreign .......................             --              4             --
                                      ----------     ----------     ----------
      Total deferred ............             58             29             30
                                      ----------     ----------     ----------
Income tax expense ..............     $       89     $       93     $       58
                                      ==========     ==========     ==========

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1999             2000            2001
                                                                 ----------       ----------      ----------
                                                                                (IN MILLIONS)
Income from continuing operations before income taxes ......     $      193       $      192      $      126
  Federal statutory rate ...................................             35%              35%             35%
                                                                 ----------       ----------      ----------
Income tax expense at statutory rate .......................             68               67              44
                                                                 ----------       ----------      ----------
Increase (decrease) in tax resulting from:
  State income taxes, net of valuation allowances and
    federal income tax benefit(1) ..........................              5                6              (1)
  Goodwill amortization ....................................             18               18              16
  Other, net ...............................................             (2)               2              (1)
                                                                 ----------       ----------      ----------
      Total ................................................             21               26              14
                                                                 ----------       ----------      ----------
Income tax expense .........................................     $       89       $       93      $       58
                                                                 ==========       ==========      ==========
Effective Rate .............................................           46.1%            48.7%           46.4%

----------

(1) Calculation of the accrual for state income taxes at the end of each year requires that RERC estimate the manner in which its income for that year will be allocated and/or apportioned among the various states in which it conducts business, where states have widely differing tax rules and rates. These allocation/apportionment factors change from year to year and the amount of taxes ultimately payable may differ from that estimated as a part of the accrual process. For these reasons, the amount of state income tax expense may vary significantly from year to year, even in the absence of significant changes to state income tax valuation allowances or changes in individual state income tax rates.

     Following were RERC's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                           2000              2001
                                                                       ------------      ------------
                                                                                (IN MILLIONS)
Deferred tax assets:
  Current:
    Non-trading derivative liabilities, net ......................     $         --      $         19
    Allowance for doubtful accounts ..............................               17                15
                                                                       ------------      ------------
      Total current deferred tax assets ..........................               17                34
  Non-current:
    Employee benefits ............................................               45                70
    Operating loss carryforwards .................................               63                28
    Alternative minimum tax and other credit carryforwards .......               25                --
    Non-trading derivative liabilities, net ......................               --                 2
    Other ........................................................               37                43
    Valuation allowance ..........................................              (48)              (15)
                                                                       ------------      ------------
       Total non-current deferred tax assets .....................              122               128
                                                                       ------------      ------------
       Total deferred tax assets .................................              139               162
                                                                       ------------      ------------
Deferred tax liabilities:
   Non-current:
    Depreciation .................................................              574               584
    Deferred gas costs ...........................................               58                28
    Deferred state income taxes ..................................               69                69
    Other ........................................................               22                36
                                                                       ------------      ------------
      Total deferred tax liabilities .............................              723               717
                                                                       ------------      ------------
      Accumulated deferred income taxes, net .....................     $        584      $        555
                                                                       ============      ============

     Tax Attribute Carryforwards. At December 31, 2001, RERC had $7 million and $388 million of federal and state tax net operating loss carryforwards, respectively. The loss carryforwards are available to offset future respective federal and state taxable income through the year 2021.

     The valuation allowance reflects a net increase of $29 million in 2000 and a net decrease of $33 million in 2001. These net changes resulted from a reassessment of RERC's future ability to use state tax net operating loss carryforwards.

     Tax Refund Case. In December 2000, RERC received a refund from the IRS of $32 million in taxes and interest following an audit of its tax returns and refund claims for the 1979 through 1993 tax years. Interest of $26 million related to the period prior to the acquisition of RERC by Reliant Energy was recorded as a reduction of goodwill. The income statement effect of $4 million (after-tax) was recorded in RERC's Statement of Consolidated Income in 2000. All of RERC Corp.'s consolidated federal income tax returns for tax years ending on or prior to the date of Reliant Energy's acquisition of RERC have been audited and settled.

(10) COMMITMENTS AND CONTINGENCIES

(a) Capital and Environmental Commitments.

     RERC has various commitments for capital and environmental expenditures. RERC anticipates investing up to $6 million in capital and other special project expenditures between 2002 and 2006 for environmental compliance.

(b) Lease Commitments.

     The following table sets forth information concerning RERC's obligations under non-cancelable long-term operating leases principally consisting of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2002 ........................     $     14
2003 ........................           12
2004 ........................            7
2005 ........................            6
2006 ........................            5
2007 and beyond .............           66
                                  --------
          Total .............     $    110
                                  ========

     Total rental expense for all operating leases was $33 million, $33 million and $32 million in 1999, 2000 and 2001, respectively.

(b) Transportation Agreement.

     Prior to the merger of a subsidiary of Reliant Energy and RERC Corp., a predecessor of Reliant Energy Services entered into a transportation agreement (ANR Agreement) with ANR Pipeline Company (ANR) that contemplated a transfer to ANR of an interest in some of RERC's pipelines and related assets. The interest represented capacity of 250 million cubic feet (Mmcf)/day. Under the ANR Agreement, an ANR affiliate advanced $125 million to RERC. Subsequently, the parties restructured the ANR Agreement and RERC refunded in 1993 and 1995, $34 million and $50 million, respectively, to ANR. RERC has agreed to reimburse Reliant Energy Services for any transportation payments made under the ANR agreement and for the refund of the $41 million. In RERC's Consolidated Balance Sheet, RERC has recorded a long-term notes payable to Reliant Energy Services of $31 million and a deferred obligation to ANR of $10 million as of December 31, 2001.

(c) Environmental Matters.

     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company, Inc., Reliant Energy Pipeline Services, Inc., RERC, Reliant Energy Services, Inc., and other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish,

Louisiana. The petition has now been supplemented five times. As of March 11, 2002, there were 628 plaintiffs, a majority of whom are Louisiana residents who live near the Wilcox Aquifer. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts.

     The suit alleges that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of Reliant Energy Gas Transmission Company in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or dimunition of value of their property, and in addition seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of December 31, 2001, RERC is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in this matter.

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant (MGP) until 1960 adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (MGW). RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating cleanup of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 2000 and 2001, RERC had accrued $18 million and $23 million, respectively, for remediation of the Minnesota sites. At December 31, 2001, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. RERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. Based on current information, RERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Other Minnesota Matters. At December 31, 2000 and 2001, RERC had recorded accruals of $4 million and $5 million, respectively for other environmental matters in Minnesota for which remediation may be required. At December 31, 2001, the estimated range of possible remediation costs was $4 million to $8 million.

     Mercury Contamination. RERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by RERC at some sites in the past, and RERC has conducted remediation at sites found to be contaminated. Although RERC is not aware of additional specific sites, it is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by RERC and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, RERC believes that the costs of any remediation of these sites will not be material to RERC's financial position, results of operations or cash flows.

     Potentially Responsible Party Notifications. From time to time RERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of RERC in activities at these sites, RERC does not believe that these matters will have a material adverse effect on RERC's financial position, results of operations or cash flows.

(d) Other Legal Matters.

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

     Natural Gas Measurement Lawsuits. In 1997, a suit was filed under the Federal False Claim Act against RERC, REGT and REFS alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case was consolidated, together with the other similar False Claim Act cases filed and transferred to the District of Wyoming. Motions to dismiss were denied. The defendants intend to vigorously contest this case.

     In addition, RERC, REGT, REFS and MRT have been named as defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants, including certain Reliant Energy entities, for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas. Plaintiffs initially sued Reliant Energy Services, but that company was dismissed without prejudice on June 8, 2001. Other Reliant Energy entities that were misnamed or duplicative have also been dismissed. MRT and REFS have filed motions to dismiss for lack of personal jurisdiction and are currently responding to discovery on personal jurisdiction. All four Reliant Energy defendants have joined in a motion to dismiss.

     The defendants plan to raise significant affirmative defenses based on the terms of the applicable contacts, as well as on the broad waivers and releases in take or pay settlements that were granted by the producer-sellers of natural gas who are putative class members.


     Other. RERC is a party to other litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effects, if any, from the disposition of these matters will not have a material adverse effect on RERC's financial position, results of operations or cash flows.

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" in accordance with SFAS No. 115, and short-term borrowings are estimated to be equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are recognized in the Consolidated Balance Sheets at December 31, 2001 (see Note 5). Therefore, these financial instruments are stated at fair value and are excluded from the table below. The fair values of non-trading derivative assets and liabilities as of December 31, 2000 have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques.

                                                               DECEMBER 31, 2000
                                                            -------------------------
                                                             CARRYING         FAIR
                                                              AMOUNT         VALUE
                                                            ----------     ----------
                                                                  (IN MILLIONS)
Financial assets:
  Energy derivatives -- non-trading ...................     $       --     $       93
Financial liabilities:
  Long-term debt (excluding capital leases) ...........          1,539          1,543
  Trust preferred securities ..........................              1              1
  Energy derivatives -- non-trading ...................             --             34

                                                               DECEMBER 31, 2001
                                                            -------------------------
                                                             CARRYING         FAIR
                                                              AMOUNT         VALUE
                                                            ----------     ----------
                                                                  (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases) ...........          1,927          1,948
  Trust preferred securities ..........................              1              1

(12) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                                                           YEAR ENDED DECEMBER 31, 2000
                                                            ----------------------------------------------------------
                                                              FIRST           SECOND          THIRD           FOURTH
                                                             QUARTER         QUARTER         QUARTER         QUARTER
                                                            ----------      ----------      ----------      ----------
                                                                                  (IN MILLIONS)
Operating revenues ....................................     $    3,093      $    4,013      $    7,263      $    8,290
Operating income ......................................            155              16               9             152
Income (loss) from continuing operations ..............             59              (9)            (19)             67
Loss from discontinued operations, net of tax .........             (4)             (4)             (8)             (8)
Net income (loss) .....................................             55             (13)            (27)             59

                                                                           YEAR ENDED DECEMBER 31, 2001
                                                            ----------------------------------------------------------
                                                              FIRST           SECOND          THIRD           FOURTH
                                                             QUARTER         QUARTER         QUARTER         QUARTER
                                                            ----------      ----------      ----------      ----------
                                                                                  (IN MILLIONS)
Operating revenues ....................................     $    2,423     $      960      $      669      $      992
Operating income (loss) ...............................            174            (16)              5             103
Net income (loss) .....................................             80            (34)            (27)             48

(13) REPORTABLE SEGMENTS

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to segments. RERC evaluates performance based on operating income, excluding some corporate costs not allocated to the segments. RERC accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

     RERC's financial reporting segments include the following: Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers, and some non-rate regulated retail gas marketing operations. Pipelines and Gathering includes the interstate natural gas pipeline operations and natural gas gathering and pipeline services. Reliant Energy Services was previously reported within the Wholesale Energy segment. Other Operations includes unallocated general corporate expenses and non-operating investments. During 2000, Reliant Energy transferred RERC's non-rate regulated retail gas marketing from Other Operations to Natural Gas Distribution and RERC's natural gas gathering business from Wholesale Energy to Pipelines and Gathering. On December 31, 2000, RERC Corp. transferred all of the outstanding stock of RESI, Arkla Finance and RE Europe Trading, all wholly owned subsidiaries of RERC Corp., to Reliant Resources. Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation. As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. Reportable segments from previous years have been restated to conform to the 2001 presentation. All of RERC's long-lived assets are in the United States.

     Financial data for business segments and products and services are as follows:

                                                                                                           SALES TO
                                                    PIPELINES                                                NON-
                                      NATURAL GAS      AND       WHOLESALE      OTHER      RECONCILING       RERC
                                      DISTRIBUTION  GATHERING      ENERGY     OPERATIONS   ELIMINATIONS   AFFILIATES  CONSOLIDATED
                                      ------------  ----------   ----------   ----------   ------------   ----------  ------------
                                                                            (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1999:
Revenues from external customers ...   $    2,735   $      151   $    7,441   $        8    $       --    $      197   $   10,532
Intersegment revenues ..............           46          180          264           --          (490)           --           --
Depreciation and amortization ......          137           53            6            3            --            --          199
Operating income (loss) ............          159          131           27          (16)           --            --          301
Total assets .......................        3,683        2,486        2,821          404        (1,841)           --        7,553
Expenditures for additions to
  long-lived assets ................          206           79            3           --            --            --          288
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2000:
Revenues from external customers ...        4,445          177       17,220            1            --           816       22,659
Intersegment revenues ..............           34          202          578           --          (814)           --           --
Depreciation and amortization ......          145           55           11            3            --            --          214
Operating income (loss) ............          121          137           86          (12)           --            --          332
Total assets .......................        4,518        2,358           --          448          (748)           --        6,576
Expenditures for additions to
  long-lived assets ................          195           61           27            8            --            --          291
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2001:
Revenues from external customers ...        4,638          225           --           --            --           181        5,044
Intersegment revenues ..............            5          108           --           --          (113)           --           --
Depreciation and amortization ......          147           58           --            2            --            --          207
Operating income (loss) ............          130          137           --           (1)           --            --          266
Total assets .......................        3,732        2,361           --          495          (599)           --        5,989
Expenditures for additions to
  long-lived assets ................          209           54           --           --            --            --          263

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            2000            2001
                                                            ----------      ----------      ----------
                                                                          (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME:
Operating income ......................................     $      301      $      332      $      266
Interest expense ......................................           (119)           (143)           (155)
Other, net ............................................             11               2              14
Income taxes ..........................................            (89)            (93)            (58)
Loss from discontinued operations .....................             (4)            (24)             --
                                                            ----------      ----------      ----------
    Net income ........................................     $      100      $       74      $       67
                                                            ==========      ==========      ==========
REVENUES BY PRODUCTS AND SERVICES:
Retail gas sales ......................................     $    2,735      $    4,358      $    4,645
Wholesale energy and energy related sales .............          7,638          18,031              --
Gas transport .........................................            152             182             307
Energy products and services ..........................              7              88              92
                                                            ----------      ----------      ----------
    Total .............................................     $   10,532      $   22,659      $    5,044
                                                            ==========      ==========      ==========
REVENUES BY GEOGRAPHIC AREAS
U.S ...................................................     $   10,415      $   21,609      $    5,044
Canada ................................................            117           1,050              --
                                                            ----------      ----------      ----------
    Total .............................................     $   10,532      $   22,659      $    5,044
                                                            ==========      ==========      ==========

(14) DISCONTINUED OPERATIONS

     As discussed in Note 2, on December 31, 2000, RERC transferred all of the outstanding stock of RE Europe Trading to Reliant Resources. As a result of the transfer, RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's consolidated financial statements in accordance with APB Opinion No. 30. The undistributed earnings of foreign subsidiaries, under existing tax law, will not be subject to U.S. income tax until distributed. As the RE Europe Trading operations were transferred to a related party, provisions for U.S. taxes have not been accrued as the undistributed earnings have been and are intended to be permanently reinvested. Below is a table of the operating results of RE Europe Trading for the years ended December 31, 1999 and 2000.

                                        YEAR ENDED DECEMBER 31,
                                      --------------------------
                                         1999            2000
                                      ----------      ----------
                                            (IN MILLIONS)
Revenues ........................     $       --      $       37
Operating expenses ..............              4              61
Operating loss ..................             (4)            (24)
Net loss ........................             (4)            (24)

     In addition to RE Europe Trading, RERC transferred its interests in RESI, Arkla Finance and Reliant Energy Services to Reliant Resources as described in
Note 2. The transfer of these operations did not result in the disposal of a segment of business as defined under APB No. 30. Revenues for these operations were $8 billion and $19 billion for 1999 and 2000, respectively. Operations of RESI, Arkla Finance and Reliant Energy Services had net income of $24 million and $28 million in 1999 and 2000, respectively.

(15) SUBSEQUENT EVENTS

     In January 2002, RERC reduced its trade receivables facility from $350 million to $150 million. Borrowings under the receivables facility aggregating $196 million were repaid in January 2002 with proceeds from the issuance of commercial paper under RERC's $350 million revolving credit facility and from the liquidation of short-term investments.

     During the first quarter of 2002, RERC purchased $6.6 million of its 6% Convertible Subordinated Debentures due 2012 at a weighted average price of 95.4%.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Resources Corp.:

     We have audited the accompanying consolidated balance sheets of Reliant Energy Resources Corp. and its subsidiaries (RERC) as of December 31, 2000 and 2001, and the related statements of consolidated income, consolidated comprehensive income, consolidated stockholder's equity and consolidated cash flows for each of the three years in the period ended December 31, 2001. Our audits also included RERC's financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of RERC's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RERC at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

DELOITTE & TOUCHE LLP

Houston, Texas
March 28, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements.
                  Statements of Consolidated Income for the Three Years Ended December 31, 2001............ 19
                  Statements of Consolidated Comprehensive Income for the Three Years Ended
                    December 31, 2001 ..................................................................... 20
                  Consolidated Balance Sheets at December 31, 2001 and 2000................................ 21
                  Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2001........ 22
                  Statements of Consolidated Stockholder's Equity for the
                    Three Years Ended December 31, 2001.................................................... 23
                  Notes to Consolidated Financial Statements............................................... 24
                  Independent Auditors' Report............................................................. 47
         (a)(2)   Financial Statement Schedules for the Three Years Ended December 31, 2001.
                  Schedule II -- Reserves.................................................................. 49

         The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

                  I, III, IV and V.

          (a)(3)  Exhibits

                  See Index of Exhibits on page 51.

          (b) Reports on Form 8-K.

                  None.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                             SCHEDULE II -- RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (THOUSANDS OF DOLLARS)

                      COLUMN A                               COLUMN B               COLUMN C              COLUMN D       COLUMN E
-------------------------------------------------------     ----------     --------------------------    ----------     ----------
                                                                                   ADDITIONS
                                                                           --------------------------
                                                            BALANCE AT      CHARGED        CHARGED       DEDUCTIONS     BALANCE AT
                                                            BEGINNING          TO          TO OTHER         FROM          END OF
DESCRIPTION                                                 OF PERIOD        INCOME       ACCOUNTS(1)     RESERVES        PERIOD
-----------                                                 ----------     ----------     -----------    ----------     ----------
Year Ended December 31, 2001:
  Accumulated provisions:
    Uncollectible accounts receivable .................     $   32,524     $   43,419              --    $   42,896     $   33,047
    Reserves for inventory ............................            399             72              --           348            123
    Reserves for severance ............................         11,028            244              --        10,832            440
    Deferred tax asset valuation allowance ............         47,677        (32,678)             --            --         14,999
Year Ended December 31, 2000:
  Accumulated provisions:
    Uncollectible accounts receivable .................         25,287         32,119          (7,803)       17,079         32,524
    Reserves deducted from trading and marketing
      assets ..........................................         11,511         54,621         (66,132)           --             --
    Reserves for inventory ............................             90            372              --            63            399
    Reserves for severance ............................         11,666          3,822              --         4,460         11,028
    Deferred tax asset valuation allowance ............         19,139         28,538              --            --         47,677
Year Ended December 31, 1999:
  Accumulated provisions:
    Uncollectible accounts receivable .................         21,566         16,296              --        12,575         25,287
    Reserves deducted from trading and marketing
      assets ..........................................          6,464          5,047              --            --         11,511
    Reserves for inventory ............................             69             72              --            51             90
    Reserves for severance ............................         32,812             --              --        21,146         11,666
    Deferred tax asset valuation allowance ............          8,591         10,548              --            --         19,139

----------

(1) Charged to Other Accounts in 2000 relates to reserves that were transferred to Reliant Resources, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 15th day of April, 2002.


                                      RELIANT ENERGY RESOURCES CORP.
                                               (Registrant)

                                        By: /s/ R. STEVE LETBETTER
                                            -----------------------------------
                                            R. Steve Letbetter,
                              Chairman, President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002.

                 SIGNATURE                                                   TITLE
                 ---------                                                   -----

           /s/ R. STEVE LETBETTER                      Chairman, President and Chief Executive Officer
---------------------------------------------          (Principal Executive Officer and Principal Financial
            (R. Steve Letbetter)                       Officer)

          /s/ MARY P. RICCIARDELLO                     Senior Vice President
---------------------------------------------          (Principal Accounting Officer)
           (Mary P. Ricciardello)

            /s/ STEPHEN W. NAEVE                       Sole Director
---------------------------------------------
             (Stephen W. Naeve)

                         RELIANT ENERGY RESOURCES CORP.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                               REPORT OR             SEC FILE OR
 EXHIBIT                                                      REGISTRATION           REGISTRATION      EXHIBIT
 NUMBER                   DESCRIPTION                          STATEMENT                NUMBER        REFERENCE
 -------                  -----------                         ------------           ------------     ---------
 2(a)(1)   -    Agreement and Plan of Merger among   HI's Form 8-K dated August 11,       1-7629            2
                the Company, HL&P, HI Merger, Inc.   1996
                and NorAm dated August 11, 1996

 2(a)(2)   -    Amendment to Agreement and Plan of   Registration Statement on Form      333-11329        2(c)
                Merger Among the Company, HL&P, HI   S-4
                Merger, Inc. and NorAm dated August
                11, 1996

  2(b)     -    Agreement and Plan of Merger dated   Registration Statement on Form      333-54526          2
                December 29, 2000 merging Reliant    S-3
                Resources  Merger Sub, Inc. with
                and into Reliant Energy Services,
                Inc.

 3(a)(1)   -    Certificate of Incorporation of      Form 10-K for the year ended         1-3187         3(a)(1)
                RERC Corp.                           December 31, 1997

 3(a)(2)   -    Certificate of Merger merging        Form 10-K for the year ended         1-3187         3(a)(2)
                former NorAm Energy Corp. with and   December 31, 1997
                into HI Merger, Inc. dated August
                6, 1997

 3(a)(3)   -    Certificate of Amendment changing    Form 10-K for the year ended         1-3187         3(a)(3)
                the name to Reliant Energy           December 31, 1998
                Resources Corp.

  3(b)     -    Bylaws of RERC Corp.                 Form 10-K for the year ended         1-3187          3(b)
                                                     December 31, 1997

 4(a)(1)   -    Indenture, dated as of December 1,   NorAm's Form 10-K for the year       1-13265         4.14
                1986, between NorAm and Citibank,    ended December 31, 1986
                N.A., as Trustee

 4(a)(2)   -    First Supplemental Indenture to      Form 10-K for the year ended         1-3187         4(a)(2)
                Exhibit 4(a)(1) dated as of          December 31, 1997
                September 30, 1988

 4(a)(3)   -    Second Supplemental Indenture to     Form 10-K for the year ended         1-3187         4(a)(3)
                Exhibit 4(a)(1) dated as of          December 31, 1997
                November 15, 1989

 4(a)(4)   -    Third Supplemental Indenture to      Form 10-K for the year ended         1-3187         4(a)(4)
                Exhibit 4(a)(1) dated as of August   December 31, 1997
                6, 1997

 4(b)(1)   -    Indenture, dated as of March 31,     NorAm's Registration Statement      33-14586         4.20
                1987, between NorAm and Chase        on Form S-3
                Manhattan Bank, N.A., as Trustee,
                authorizing 6% Convertible
                Subordinated Debentures due 2012

 4(b)(2)   -    Supplemental Indenture to Exhibit    Form 10-K for the year ended         1-3187         4(b)(2)
                4(b)(1) dated as of August 6, 1997   December 31, 1997

 4(c)(1)   -    Indenture, dated as of April 15,     NorAm's Registration Statement      33-23375         4.1
                1990, between NorAm and Citibank,    on Form S-3
                N.A., as Trustee

 4(c)(2)   -    Supplemental Indenture to Exhibit    Form 10-K for the year ended         1-3187        4(c)(2)
                4(c)(1) dated as of August 6, 1997   December 31, 1997

 4(d)(1)   -    Form of Indenture between NorAm      NorAm's Registration Statement      33-64001         4.8
                and The Bank of New York as Trustee  on Form S-3

 4(d)(2)   -    Form of First Supplemental           NorAm's Form 8-K dated June 10,      1-13265         4.01
                Indenture to Exhibit 4(d)(1)         1996

 4(d)(3)   -    Second Supplemental Indenture to     Form 10-K for the year ended         1-3187        4(d)(3)
                Exhibit 4(d)(1) dated as of August   December 31, 1997
                6, 1997

  4(e)     -    Indenture, dated as of December 1,   Registration Statement on Form      333-41017        4.1
                1997, between RERC Corp. and Chase   S-3
                Bank of Texas, National Association

 4(f)(1)   -    Indenture, dated as of February 1,   Form 8-K dated February 5, 1998      1-13265         4.1
                1998, between RERC Corp. and Chase
                Bank of Texas, National
                Association, as Trustee

 4(f)(2)   -    Supplemental Indenture No. 1,        Form 8-K dated February 5, 1998      1-13265         4.2
                dated as of February 1, 1998,
                providing for the issuance of RERC
                Corp.'s 6 1/2% Debentures due
                February 1, 2008

 4(f)(3)   -    Supplemental Indenture No. 2,        Form 8-K dated November 9, 1998     1-13265          4.1
                dated as of November 1, 1998,
                providing  for the issuance of
                RERC Corp.'s 6 3/8% Term Enhanced
                ReMarketable Securities

 4(f)(4)   -    Supplemental Indenture No. 3,        Registration Statement on Form      333-49162        4.2
                dated as of July 1, 2000,            S-4
                providing for the issuance of
                RERC Corp.'s 8.125% Notes
                due 2005

 4(f)(5)   -    Supplemental Indenture No. 4,        Form 8-K dated February 21, 2001    1-13265          4.1
                dated as of February 15, 2001,
                providing for the issuance of
                RERC Corp.'s 7.75% Notes
                due 2011

+4(g)(1)   -    Revolving Credit Agreement among
                NorAm Energy Corp. and the Banks
                party thereto and Citibank, N.A., as
                Agent dated as of March 31, 1998

+4(g)(2)   -    Amendment Agreement dated as of
                March 23, 1999 among RERC Corp., the
                lenders parties thereto, The Bank
                of Nova Scotia, as Issuing Bank and
                Citibank, N.A., as Agent

+4(g)(3)   -    Second Amendment Agreement and
                Consent dated as of August 22, 2000
                among RERC Corp., the lenders party
                thereto, The Bank of Nova Scotia, as
                Issuing Bank, and Citibank, N.A., as
                Agent

+4(g)(4)   -    Third Amendment Agreement and
                Consent, dated as of July 13, 2001,
                among RERC Corp., the lenders party
                thereto, The Bank of Nova Scotia, as
                Issuing Bank, and Citibank, N.A., as
                Agent

     There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of RERC. RERC hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                               REPORT OR              SEC FILE OR
 EXHIBIT                                                      REGISTRATION            REGISTRATION      EXHIBIT
 NUMBER                   DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
 -------                  -----------                         ------------            ------------     ---------
  10(a)    -    Service Agreement by and between      NorAm's Form 10-K for the year     1-13265         10.20
                Mississippi River Transmission        ended December 31, 1989
                Corporation and Laclede Gas Company
                dated August 22, 1989

   +12     -    Computation of Ratios of Earnings
                to Fixed Charges

   +23     -    Consent of Deloitte & Touche LLP