Form 10-Q
period 2002-03-31
RELIANT ENERGY RESOURCES CORP
filed 2002-05-15
CIK 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________


                         ------------------------------


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

                          -----------------------------

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

As of May 9, 2002, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

                         RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1

                      Statements of Consolidated Income
                         Three Months Ended March 31, 2001 and 2002 (unaudited)................................1

                      Consolidated Balance Sheets
                         December 31, 2001 and March 31, 2002 (unaudited)......................................2

                      Statements of Consolidated Cash Flows
                         Three Months Ended March 31, 2001 and 2002 (unaudited)................................4

                      Notes to Unaudited Consolidated Financial Statements.....................................5

                  Item 2. Management's Narrative Analysis of the Results of Operations of
                      Reliant Energy Resources Corp. and Subsidiaries.........................................13

PART II.          OTHER INFORMATION

                  Item 1. Legal Proceedings...................................................................15

                  Item 5. Other Information...................................................................15

                  Item 6. Exhibits and Reports on Form 8-K....................................................16

                         PART I. FINANCIAL INFORMATION

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
                         (A WHOLLY OWNED SUBSIDIARY OF
                         RELIANT ENERGY, INCORPORATED)
                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2001                2002
                                                                                 --------------     --------------
REVENUES.....................................................................    $    2,422,853     $    1,242,279

EXPENSES:
  Natural gas................................................................         1,991,523            861,579
  Operation and maintenance..................................................           159,745            164,713
  Depreciation ..............................................................            35,825             36,577
  Amortization...............................................................            15,396              3,694
  Taxes other than income taxes..............................................            46,433             32,520
                                                                                 ---------------    --------------
      Total..................................................................         2,248,922          1,099,083
                                                                                 ---------------    --------------

OPERATING INCOME.............................................................           173,931            143,196
                                                                                 ---------------    --------------

OTHER INCOME (EXPENSE):
  Interest expense...........................................................           (38,134)           (35,577)
  Distribution on trust preferred securities.................................                (7)                (6)
  Other, net.................................................................             3,395              2,256
                                                                                 ---------------    --------------
      Total..................................................................           (34,746)           (33,327)
                                                                                 ---------------    --------------

INCOME BEFORE INCOME TAXES...................................................           139,185            109,869

   Income Tax Expense........................................................            58,828             40,700
                                                                                 ---------------    --------------

NET INCOME...................................................................    $       80,357     $       69,169
                                                                                 ==============     ==============

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,          MARCH 31,
                                                                                    2001                 2002
                                                                                 --------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents.................................................     $       16,425     $       30,670
  Accounts and notes receivable, principally customer, net..................            479,279            504,402
  Accrued unbilled revenue..................................................            188,425             63,218
  Accounts and notes receivable - affiliated companies, net.................             39,393             54,585
  Materials and supplies....................................................             33,276             32,442
  Fuel and petroleum products...............................................            111,193             30,208
  Non-trading derivative assets.............................................              6,996             18,363
  Other.....................................................................             24,104             20,622
                                                                                 --------------     -------------
    Total current assets....................................................            899,091            754,510
                                                                                 --------------     -------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................................          3,662,865          3,707,793
  Less accumulated depreciation.............................................           (521,960)          (551,517)
                                                                                 --------------     -------------
    Property, plant and equipment, net......................................          3,140,905          3,156,276
                                                                                 --------------     -------------

OTHER ASSETS:
  Goodwill, net.............................................................          1,740,510          1,740,510
  Other intangibles, net....................................................             17,980             18,690
  Prepaid pension asset.....................................................             94,022             90,868
  Non-trading derivative assets.............................................              2,234                995
  Other.....................................................................             94,221             61,959
                                                                                 --------------     -------------
    Total other assets......................................................          1,948,967          1,913,022
                                                                                 --------------     -------------

TOTAL ASSETS................................................................     $    5,988,963     $    5,823,808
                                                                                 ==============     ==============



                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                 DECEMBER 31,         MARCH 31,
                                                                                     2001                2002
                                                                                 --------------     -------------
CURRENT LIABILITIES:
  Short-term borrowings.....................................................     $      345,527     $      150,000
  Accounts payable..........................................................            267,649            256,645
  Interest accrued..........................................................             44,795             31,222
  Taxes accrued.............................................................             53,693            153,521
  Customer deposits.........................................................             52,089             39,870
  Non-trading derivative liabilities........................................             59,075             13,835
  Other.....................................................................             95,180             61,684
                                                                                 --------------     --------------
        Total current liabilities...........................................            918,008            706,777
                                                                                 --------------     --------------

OTHER LIABILITIES:
  Accumulated deferred income taxes.........................................            555,387            518,443
  Benefit obligations.......................................................            177,559            172,816
  Non-trading derivative liabilities........................................              9,826                343
  Notes payable - affiliated companies, net.................................             27,311             27,424
  Other.....................................................................            152,696            137,456
                                                                                 --------------     --------------
      Total other liabilities...............................................            922,779            856,482
                                                                                 --------------     --------------

LONG-TERM DEBT..............................................................          1,927,039          1,919,780
                                                                                 --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 10)

RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC...                555                555
                                                                                 --------------     --------------

STOCKHOLDER'S EQUITY:
  Common stock..............................................................                  1                  1
  Paid-in capital...........................................................          2,255,395          2,255,395
  Retained earnings.........................................................              1,837             71,006
  Accumulated other comprehensive (loss) income.............................            (36,651)            13,812
                                                                                 --------------     --------------
      Total stockholder's equity............................................          2,220,582          2,340,214
                                                                                 --------------     --------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................     $    5,988,963     $    5,823,808
                                                                                 ==============     ==============


                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                    2001                2002
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................    $       80,357     $       69,169
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................            51,221             40,271
     Deferred income taxes..................................................            (2,550)           (44,997)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net...................................           164,694            100,084
       Accounts receivable/payable, affiliates..............................           (20,677)           (25,872)
       Inventory............................................................            63,711             81,819
       Accounts payable.....................................................          (301,180)           (11,004)
       Fuel cost recovery...................................................            71,393             40,438
       Interest and taxes accrued...........................................            64,685             86,255
       Net non-trading derivative assets and liabilities....................            (7,755)           (26,544)
       Other current assets.................................................            25,676              3,678
       Other current liabilities............................................           (21,277)           (44,569)
       Other assets.........................................................            12,390            (15,006)
       Other liabilities....................................................            (4,677)            (1,116)
                                                                                --------------     --------------
         Net cash provided by operating activities..........................           176,011            252,606
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................           (45,033)           (48,655)
   Other, net...............................................................           (18,461)             2,287
                                                                                --------------     --------------
         Net cash used in investing activities..............................           (63,494)           (46,368)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt...............................................           (25,000)            (6,633)
   Proceeds from long-term debt.............................................           544,632                 --
   Decrease in short-term borrowings, net...................................          (285,000)          (195,527)
   Increase in notes with affiliates, net...................................            60,612             10,793
   Dividend.................................................................          (400,000)               --
   Other, net...............................................................            (1,663)              (626)
                                                                                --------------     --------------
         Net cash used in financing activities..............................          (106,419)          (191,993)
                                                                                --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................             6,098             14,245
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD........................            22,576             16,425
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............................    $       28,674     $       30,670
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized)....................................    $       39,110     $       49,063
   Income taxes.............................................................               358                166

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (RERC), are RERC's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of RERC Corp. (RERC Corp. Form 10-K) for the year ended December 31, 2001.

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

     RERC's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in RERC's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to RERC's presentation of financial statements in the current year. These reclassifications do not affect earnings of RERC.

     The following notes to the consolidated financial statements in the RERC Corp. Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements (RERC Corp. 10-K Notes): Note 3(f) (Regulatory Assets), Note 5 (Derivative Instruments) and Note 10 (Commitments and Contingencies).

     For information regarding environmental matters and legal proceedings, see
Note 10.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by RERC to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. RERC adopted SFAS No. 144 on January 1, 2002.

     See Note 3 for a discussion of RERC's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001. See Note 5 for a discussion of RERC's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

(3)  DERIVATIVE INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax increase in accumulated other comprehensive income of $38 million.

     Cash Flow Hedges. During the three months ended March 31, 2002, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the three months ended March 31, 2002, a $0.9 million deferred loss was recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. As of March 31, 2002, RERC expects a loss of $5 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(4)  RELIANT ENERGY'S SEPARATION PLAN

     Reliant Energy, Incorporated (Reliant Energy) is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which is referred to as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy), currently a wholly owned subsidiary of Reliant Energy, will become the holding company for Reliant Energy and its subsidiaries;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing its remaining equity interest in the common stock of Reliant Resources to its shareholders (Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the Internal Revenue Service of a private letter ruling that Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Reliant Energy believes it will receive the necessary approvals. RERC currently expects Reliant Energy to complete the Restructuring and Distribution in the summer of 2002. However, until regulatory approvals are received, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. Upon receipt of approval under the 1935 Act, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act.

     Thereafter, in order to enable CenterPoint Energy ultimately to comply with the requirements for exemption from registration in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Mississippi, Oklahoma and Arkansas.

     Although RERC Corp. believes that this business restructuring will be completed, RERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint will ultimately be exempt from registration under the 1935 Act. For further information on the RERC restructuring, see "Our Business" in
Item 1 of the RERC Corp. Form 10-K.

(5)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. RERC adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     With the adoption of SFAS No. 142, RERC ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                    2001                2002
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Reported net income.........................................................    $           80     $           69

Add: Goodwill amortization, net of tax......................................                12                 --
                                                                                --------------     --------------
Adjusted net income.........................................................    $           92     $           69
                                                                                ==============     ==============

     The components of RERC's other intangible assets consist of the following:

                                                           DECEMBER 31, 2001                 MARCH 31, 2002
                                                       ------------------------------- ---------------------------
                                                        CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                       ---------      ------------      --------      ------------
                                                                             (IN MILLIONS)
Land Use Rights....................................    $    7         $    (2)          $    7          $  (2)
Other..............................................        15              (2)              16             (2)
                                                       ------         -------           ------          -----
Total..............................................    $   22         $    (4)          $   23          $  (4)
                                                       ======         =======           ======          =====

     RERC recognizes specifically identifiable intangibles when specific rights and contracts are acquired. RERC amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. RERC has no intangible assets with indefinite lives recorded as of March 31, 2002.

     Amortization expense for other intangibles for the three months ended March 31, 2001 and 2002 was $0.2 million and $0.3 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is approximately $1 million per year.

     Goodwill as of March 31, 2002 by reportable business segment is as follows (in millions):

                                        AS OF
                                   MARCH 31, 2002
                                   --------------
Natural Gas Distribution.......    $        1,085
Pipelines and Gathering........               601
Other Operations...............                54
                                   --------------
  Total........................      $      1,740
                                   ==============

     RERC is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements, including the review of goodwill for impairment. RERC has not completed its review pursuant to SFAS No.
142. RERC has retained an outside valuation firm to assist in completion of the review and will finalize its review of goodwill for its reporting units during the second quarter of 2002. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. As of March 31, 2002, RERC has completed its assessment of intangible assets and no indefinite lived intangible assets were identified. No impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of RERC's intangible assets as a result of this assessment.

(6)  SHORT-TERM BORROWINGS

    RERC Corp. has a receivables facility under which it sells its customer accounts receivable. Advances under this facility are reflected in the Consolidated Balance Sheets as short-term debt. In the first quarter of 2002, RERC reduced its trade receivables facility from $350 million to $150 million. Borrowings under the receivables facility aggregating $196 million were repaid in January 2002 with proceeds from the issuance of commercial paper under RERC's $350 million revolving credit facility and from the liquidation of short-term investments. At March 31, 2002, RERC Corp. had letters of credit outstanding under this facility of $2.5 million.

(7)  TRUST PREFERRED SECURITIES

     A statutory business trust created by RERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):


                           AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------   DISTRIBUTION        MANDATORY
                           DECEMBER 31,     MARCH 31,      RATE/        REDEMPTION DATE/       JUNIOR SUBORDINATED
         TRUST                2001            2002     INTEREST RATE     MATURITY DATE             DEBENTURES
------------------------   -----------      ---------  -------------    ----------------     ----------------------------
RERC Trust                   $   1           $   1        6.25%            June 2026         6.25% Convertible Junior
                                                                                             Subordinated Debentures due
                                                                                             2026

     For additional information regarding the convertible preferred securities, see Note 7 to RERC Corp. 10-K Notes, which is incorporated herein by reference. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and a principal amount corresponding to the common and convertible preferred securities issued by the trust.

(8)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ------------------------------
                                                                                    2001                2002
                                                                                ----------       ---------------
                                                                                          (IN MILLIONS)
Net income..................................................................    $      80           $      69
Other comprehensive income:
  Additional minimum non-qualified pension liability adjustment.............            1                  --
  Cumulative effect of adoption of SFAS No. 133.............................           38                  --
  Net deferred (loss) gain from cash flow hedges............................          (10)                 46
  Reclassification of deferred gain (loss) on derivatives realized in net
    income..................................................................          (13)                  4
                                                                                ---------           ---------
Other comprehensive income..................................................           16                  50
                                                                                ---------           ---------
Comprehensive income........................................................    $      96           $     119
                                                                                =========           =========

(9)  RELATED PARTY TRANSACTIONS

     From time to time, RERC has advanced money to, or borrowed money from, Reliant Energy or its subsidiaries. As of December 31, 2001 and March 31, 2002, RERC had net short-term receivables, included in accounts and notes receivable-affiliated companies, totaling $132 million and $122 million, respectively, partially offset by net accounts payable of $93 million and $67 million, respectively. As of December 31, 2001 and March 31, 2002, RERC had net long-term borrowings, included in notes payable - affiliated companies, totaling $27 million. For the three months ended March 31, 2001 and 2002, RERC had net interest income of $1.7 million and net interest expense of $ 0.1 million, respectively.

     In 2001 and 2002, RERC supplied natural gas to Reliant Energy Services, Inc., now a subsidiary of Reliant Resources. For the three months ended March 31, 2001 and 2002, the sales and services to Reliant Energy and its affiliates totaled $79 million and $13 million, respectively. Purchases from Reliant Energy and its affiliates were $302 million and $107 million for the three months ended March 31, 2001 and 2002, respectively.

     Reliant Energy provides some corporate services to RERC, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable, payroll, office support services, customer care services and purchasing and logistics. The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $7 million and $10 million for the three months ended March 31, 2001 and 2002, respectively, and are included primarily in operation and maintenance expenses.

(10) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a)  Environmental Matters.

     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company, Inc. (REGT), Reliant Energy Pipeline Services, Inc., RERC, Reliant Energy Services, Inc. (RES), other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented five times. As of May 13, 2002, there were 534 plaintiffs, a majority of whom are Louisiana residents who live near the Wilcox Aquifer. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts.

     The suit alleges that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of REGT in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or dimunition of value of their property, and in addition seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of March 31, 2002, RERC is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in this matter.

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant (MGP) until 1960 adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW). RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

     At March 31, 2002, RERC had accrued $23 million for remediation of the Minnesota sites. At March 31, 2002, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

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

(b)  Other Legal Matters.

     California Wholesale Market. Reliant Energy, RES, Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other subsidiaries of Reliant Resources, as well as three officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC had also been named as a defendant in one of these actions. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant. Plaintiffs have also voluntarily dismissed RERC from the one action in which it was named as a defendant.

     Natural Gas Measurement Lawsuits. In 1997, a suit was filed under the Federal False Claim Act against RERC, REGT and Reliant Energy Field Services, Inc. (REFS) alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case was consolidated, together with the other similar False Claim Act cases filed and transferred to the District of Wyoming. Motions to dismiss were denied. The defendants intend to vigorously contest this case.

     In addition, RERC, REGT, REFS and Mississippi River Transmission Corporation (MRT) have been named as defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants, including certain Reliant Energy entities, for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas. Plaintiffs initially sued RES, but that company was dismissed without prejudice on June 8, 2001. Other Reliant Energy entities that were misnamed or duplicative have also been dismissed. MRT and REFS have filed motions to dismiss for lack of personal jurisdiction and are currently responding to discovery on personal jurisdiction. All of the defendants have joined in a motion to dismiss.

     The defendants plan to raise significant affirmative defenses based on the terms of the applicable contracts, as well as on the broad waivers and releases in take or pay settlements that were granted by the producer-sellers of natural gas who are putative class members.

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

(11) REPORTABLE BUSINESS SEGMENTS

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable business segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

     RERC's reportable business segments include the following: Natural Gas Distribution, Pipelines and Gathering and Other Operations. For descriptions of the reportable business segments, see Note 13 to the RERC Corp. 10-K Notes, which is incorporated herein by reference.

     Beginning in the first quarter of 2002, RERC began to evaluate performance on an earnings (loss) before interest expense, interest income and income taxes
(EBIT) basis. Prior to 2002, RERC evaluated performance on operating income. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Reportable business segments from previous years have been restated to conform to the 2002 presentation.

     The following table summarizes financial data for the reportable business segments:

                                                                                             AS OF
                                                                                          DECEMBER 31,
                                           FOR THE THREE MONTHS ENDED MARCH 31, 2001          2001
                                         ----------------------------------------------- ---------------
                                         REVENUES FROM
                                         THIRD PARTIES        NET
                                          AND NON-RERC    INTERSEGMENT
                                           AFFILIATES       REVENUES         EBIT         TOTAL ASSETS
                                         -------------    ------------   -------------    ------------
                                                                (IN MILLIONS)
Natural Gas Distribution...............    $     2,269    $        54    $         137    $      3,732
Pipelines and Gathering................             75             55               39           2,361
Other Operations.......................             --             --                1             495
Reconciling Eliminations...............             --           (109)              --            (599)
Sales to Non-RERC Affiliates...........             79             --               --              --
                                           -----------    -----------    -------------    -------------
Consolidated...........................    $     2,423    $        --    $         177    $      5,989
                                           ===========    ===========    =============    =============

                                                                                             AS OF
                                                                                          MARCH 31,
                                           FOR THE THREE MONTHS ENDED MARCH 31, 2002          2002
                                         ----------------------------------------------- ---------------
                                         REVENUES FROM
                                         THIRD PARTIES          NET
                                          AND NON-RERC      INTERSEGMENT
                                           AFFILIATES         REVENUES        EBIT        TOTAL ASSETS
                                         -------------      ------------   -----------    ------------
                                                                  (IN MILLIONS)
Natural Gas Distribution...............    $     1,178    $         2      $    110     $     3,589
Pipelines and Gathering................             51             41            38           2,362
Other Operations.......................             --             --             1              90
Reconciling Eliminations...............             --            (43)           (3)           (217)
Sales to Non-RERC Affiliates...........             13             --            --              --
                                           -----------    -----------      --------     -----------
Consolidated...........................    $     1,242    $        --      $    146     $     5,824
                                           ===========    ===========      ========     ===========


     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                    2001                2002
                                                                              ------------------ -------------------
                                                                                          (IN MILLIONS)
Operating Income..........................................................      $    174               $  143
Other Income, net.........................................................             3                    3
                                                                                --------               ------
Earnings Before Interest and Taxes........................................           177                  146
Interest Expense..........................................................           (38)                 (36)
                                                                                --------               ------
Income Before Income Taxes ...............................................           139                  110
Income Tax Expense........................................................           (59)                 (41)
                                                                                --------               ------
Net Income................................................................      $     80               $   69
                                                                                =========              =======

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
  THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

     The following narrative analysis should be read in combination with RERC Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

     Reliant Energy, Incorporated (Reliant Energy) is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering (Offering) of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which we refer to herein as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy) will become the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that Reliant Energy owns to its shareholders (which we refer to herein as the Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the Internal Revenue Service of a private letter ruling that Reliant Energy has obtained regarding the tax-free treatment of the Distribution. Reliant Energy believes it will receive the necessary approvals. RERC currently expects Reliant Energy to complete the Restructuring and Distribution in the summer of 2002. However, until regulatory approvals are received, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. Upon receipt of approval under the 1935 Act, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act.

     Thereafter, in order to enable CenterPoint Energy ultimately to comply with the requirements for exemption from registration in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco among three separate entities.
The entity that will hold the Reliant Energy Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Mississippi, Oklahoma and Arkansas.

     Although RERC Corp. believes that this business restructuring will be completed, RERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint will ultimately be exempt from registration under the 1935 Act. For further information on the RERC restructuring, see "Our Business" in
Item 1 of the RERC Corp. Form 10-K.

     RERC Corp. meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, RERC Corp. has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of RERC between the first quarter of 2002 and the first quarter of 2001. Reference is made to Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Subsidiaries in Item 7 of the RERC Corp. Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                    2001                2002
                                                                              ------------------ -------------------
                                                                                          (IN MILLIONS)
Operating Revenues..........................................................    $   2,423            $   1,242
Operating Expenses..........................................................       (2,249)              (1,099)
                                                                                ---------            ---------
Operating Income, net.......................................................          174                  143
Other Income, net...........................................................            3                    3
                                                                                ---------            ---------
Earnings Before Interest and Taxes..........................................          177                  146
Interest Expense ...........................................................          (38)                 (36)
                                                                                ---------            ---------
Income before income taxes..................................................          139                  110
Income Tax Expense..........................................................          (59)                 (41)
                                                                                ---------            ---------
  Net Income................................................................    $      80            $      69
                                                                                =========            =========

     For the three months ended March 31, 2002, RERC's net income was $69 million compared to net income of $80 million for the same period in 2001. The $11 million decrease was primarily due to significantly milder weather and decreased usage in 2002 as compared to 2001 and related decreases in forfeited discounts and late payment fees experienced by our Natural Gas Distribution business segment. This decrease was partially offset by decreased amortization expense of approximately $12 million as a result of the discontinuance of goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Intangible Assets" (SFAS No. 142). For additional information on the adoption of SFAS No. 142, please read Note 5 to RERC's Interim Financial Statements.

     RERC's operating revenues for the three months ended March 31, 2002 were $1.2 billion compared to $2.4 billion for the same period in 2001. The $1.2 billion, or 48.7%, decrease was primarily due to significantly milder weather, decreased usage and lower gas prices in 2002 as compared to 2001.

     RERC's operating expenses for the three months ended March 31, 2002 were $1.1 billion compared to $2.2 billion for the same period in 2001. The $1.1 billion, or 51.1% decrease, was primarily due to the same reasons for the decrease in revenues discussed above.

    RERC's effective tax rate in first quarter of 2002 was 37.0% compared to 42.3% in the same period in 2001. This decrease was primarily due to a decrease in state income taxes in 2002 as compared to 2001 and the discontinuance of goodwill amortization in accordance with SFAS No. 142.

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

     For a discussion of certain other factors that may affect RERC's future earnings please read "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC Operations" in the RERC Form 10-K, which information is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting RERC, please review Note 10 to RERC's Interim Financial Statements, Item 3 of the RERC Corp. Form 10-K and Note 10 to the RERC Corp. 10-K Notes, which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

    Forward-Looking Statements. From time to time, RERC Corp. makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify the forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     RERC Corp. has based its forward-looking statements on its management's beliefs and assumptions based on information available to its management at the time the statements are made. RERC Corp. cautions you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, RERC Corp. cannot assure you that actual results will not differ materially from those expressed or implied by its forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state, federal and international legislative and regulatory developments and changes in, or application of environmental, siting and other laws and regulations to which RERC Corp. is subject;

     o timing of the implementation of our parent company's business separation plan, including the receipt of necessary approvals from the Securities and Exchange Commission and an extension relating to a private letter ruling from the Internal Revenue Service;

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

     o any direct or indirect effect on our business resulting from the September 11, 2001 terrorist attacks or any similar incidents or responses to such incidents; and

     o other factors we discuss in the RERC Corp. Form 10-K, including those outlined in "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and RERC Corp. undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Exhibit 99          Items incorporated by reference from the RERC Corp.
                         Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" and Notes 3(f) (Regulatory Assets), 5 (Derivative Instruments), 7 (Trust Preferred Securities), 10 (Commitments and Contingencies) and 13 (Reportable Segments) of the RERC Corp. 10-K Notes.

(b)  Reports on Form 8-K.

         None.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RELIANT ENERGY RESOURCES CORP.
                                              (Registrant)




                                        By: /s/ R. Steve Letbetter
                                           -------------------------------
                                                R. Steve Letbetter
                                             Chairman, President and Chief
                                             Executive Officer (Principal
                                            Executive Officer and Principal
                                                  Financial Officer)

Date:  May 15, 2002