Form 10-K/A
period 2001-12-31
RELIANT ENERGY RESOURCES CORP
filed 2002-07-15
CIK 1042773

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


      (Mark One)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-13265

                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          76-0511406
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

            1111 LOUISIANA
         HOUSTON, TEXAS 77002                              (713) 207-3000
 (Address and zip code of principal              (Registrant's telephone number,
       executive offices)                               including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
          -------------------                          -----------------------
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

================================================================================

         Reliant Energy Resources Corp. (RERC Corp.), a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy), hereby amends Items 7 and 8 of its Annual Report of Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002.

                                   RESTATEMENT

         On May 9, 2002, Reliant Resources, Inc. (Reliant Resources), an entity in which Reliant Energy owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

         Reliant Energy and Reliant Resources currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. The round trip trades were conducted by Reliant Energy Services, Inc. which was a wholly owned subsidiary of RERC Corp. prior to January 1, 2001. Therefore, the round trip trades were reflected in both RERC Corp.'s revenues and expenses in 1999 and 2000. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, Reliant Resources also identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.

         In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled
$40 million over the two year period ended December 31, 2000. These transactions were originally recorded on a gross basis.

         On December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. and, as a result, Reliant Energy Services, Inc. became a wholly owned subsidiary of Reliant Resources. Therefore, the transactions described above were reflected in both RERC Corp.'s revenues and expenses only in 1999 and 2000.

         As a result, RERC Corp.'s consolidated financial statements (Original Consolidated Financial Statements) and related disclosures for 1999 and 2000 have been restated from amounts previously reported. The principal effects of the restatement on the consolidated financial statements are set forth in Note 1 to the consolidated financial statements contained in this Form 10-K/A.

         For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.

                                TABLE OF CONTENTS


                                     PART I
Item 1.        Business...................................................... 1
Item 2.        Properties.................................................... 9
Item 3.        Legal Proceedings............................................. 9
Item 4.        Submission of Matters to a Vote of Security Holders........... 9

                                     PART II

Item 5.        Market for Common Stock and
                 Related Stockholder Matters................................ 10
Item 6.        Selected Financial Data...................................... 10
Item 7.        Management's Narrative Analysis of Results of Operations..... 10
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk... 16
Item 8.        Financial Statements (as Restated) and Supplementary Data.... 19
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................... 51

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant........... 51
Item 11.       Executive Compensation....................................... 51
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management................................................. 51
Item 13.       Certain Relationships and Related Transactions............... 51


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
                 8-K........................................................ 51


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

STATUS OF BUSINESS SEPARATION


     Reliant Energy filed its initial business separation plan with the Public Utility Commission of Texas (Texas Utility Commission) in January 2000 and filed amended plans in April 2000 and August 2000. In December 2000, the Texas Utility Commission approved Reliant Energy's amended business separation plan (Business Separation Plan) providing for the separation of Reliant Energy's generation, transmission and distribution, and retail operations into three different companies and for the separation of Reliant Energy's regulated and unregulated businesses into two unaffiliated publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources) which, at the time, was a wholly owned subsidiary. In addition, in a merger, RERC transferred the businesses conducted by Reliant Energy Services, Inc. (Reliant Energy Services), which was a wholly owned subsidiary of RERC's, to Reliant Resources in December 2000. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which we refer to as the Restructuring):


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


     Following the Restructuring, CenterPoint Energy will be a utility holding company under the 1935 Act and as such will be required to register under the 1935 Act unless it qualifies for an exemption. In order to enable CenterPoint Energy to comply with the requirements in the exemption in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated divisions, Reliant Energy Entex (Entex), Reliant Energy Arkla (Arkla) and Reliant Energy Minnegasco (Minnegasco), among three separate business entities. For more information regarding Reliant Energy's application under the 1935 Act and regulation under the 1935 Act, please read "Regulation--Public Utility Holding Company Act of 1935" in Item 1 of this Form 10-K. The entity that will hold the Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. For more information regarding RERC Corp.'s divisions and their operations, please read "Natural Gas Distribution" and "Pipelines and Gathering" in Item 1 of this Form 10-K. In addition to regulatory approvals Reliant Energy has obtained, this restructuring will require approval of the public service commissions of Louisiana, Oklahoma and Arkansas.


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

     The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2001, approximately 62% of our Natural Gas Distribution business segment's total throughput occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods. For information about the plan to separate the operations of Arkla, Entex and Minnegasco among different business entities, please read "Our Business--RERC Corp. Restructuring" above.

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

     Impact on the Restructuring. SEC approval is required for CenterPoint Energy to acquire Reliant Energy and its subsidiary companies. As a result of the Restructuring, CenterPoint Energy will be a holding company within the meaning of the 1935 Act and, as such, required to register under the 1935 Act unless it is able to qualify for exemption. Section 3(a)(1) of the 1935 Act provides an exemption for a holding company if it and each of its material public utility subsidiary companies carry on their utility operations substantially and predominantly in a single state in which they are all organized. While Reliant Energy believes that CenterPoint Energy will ultimately be in compliance with the requirements for exemption under Section 3(a)(1), RERC Corp. initially will be a material subsidiary with significant out-of-state utility operations. As described in Reliant Energy's application to the SEC,

Reliant Energy plans to bring CenterPoint Energy into full compliance with the standards of Section 3(a)(1) by separating the Entex, Arkla and Minnegasco operations of RERC Corp. into separate business entities. One entity that will hold the Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering businesses. Reliant Energy is in the process of obtaining the necessary state approvals for the RERC Corp. separation. Upon completion of the Separation, Reliant Energy believes that CenterPoint Energy will be entitled to an exemption under Section 3(a)(1) of the 1935 Act.

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

                              ENVIRONMENTAL MATTERS

GENERAL ENVIRONMENTAL ISSUES

     We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of pollutants into water and soil, the proper handling of solid, hazardous, and toxic materials and waste, noise, and safety and health standards applicable to the workplace. In order to comply with these requirements, we will spend substantial amounts from time to time to construct, modify and retrofit equipment, and to clean up or decommission disposal or fuel storage areas and other locations as necessary.

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

LIABILITY FOR PREEXISTING CONDITIONS AND REMEDIATION

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant until 1960 adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating cleanup of one such holder. There are six other former manufactured gas plant sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites we neither owned nor operated.

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

                                    EMPLOYEES

     As of December 31, 2001, we had 5,564 full-time employees. The following table sets forth the number of our employees by business segment as of December 31, 2001:

SEGMENT                                       NUMBER
-------                                       ------
Natural Gas Distribution ...................   4,943
Pipelines and Gathering ....................     614
Other Operations ...........................       7
                                               -----
          Total ............................   5,564
                                               =====

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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND ITS CONSOLIDATED SUBSIDIARIES.

                                   RESTATEMENT


     On May 9, 2002, Reliant Resources, Inc. (Reliant Resources), an entity in which Reliant Energy, Incorporated (Reliant Energy) owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     Reliant Energy and Reliant Resources currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. The round trip trades were conducted by Reliant Energy Services, Inc. (Reliant Energy Services) which was a wholly owned subsidiary of Reliant Energy Resources Corp. (RERC Corp.) prior to January 1, 2001. Therefore, the round trip trades were reflected in both RERC Corp.'s revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, Reliant Resources identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.

     In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled
$40 million over the two year period ended December 31, 2000. These transactions were originally recorded on a gross basis.

     On December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services and, as a result, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. Therefore, the transactions described above were reflected in both RERC Corp.'s revenues and expenses only in 1999 and 2000.

     The consolidated financial statements for 1999 and 2000 have been restated from amounts previously reported. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our consolidated financial statements for 1999 and 2000 are set forth in Note 1 to our consolidated financial statements.

     The following narrative and analysis has been modified for the restatement and should be read in combination with our consolidated financial statements and notes contained in Item 8 of this Form 10-K.



     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, our determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. We have identified the following reportable segments: Natural Gas Distribution, Pipelines and Gathering and Other Operations. Prior to 2001, we also conducted business in the Wholesale Energy and European Energy segments. Wholesale Energy included wholesale energy trading, marketing, power origination and risk management services in North America but excluded the operations of Reliant Energy Power Generation, Inc., an indirect wholly owned subsidiary of Reliant Energy. European Energy included the energy trading and marketing operations initiated in the fourth quarter of 1999 in the Netherlands and other countries in Europe but excluded Reliant Energy Power Generation Benelux N.V.(REPGB), a Dutch power company.



     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering (Offering) of approximately 20% of its common stock in May 2001. In

December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which we refer to herein as the Restructuring):

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

     The following table sets forth selected financial and operating data for the years ended December 31, 1999, 2000 and 2001, followed by a discussion of significant variances in period-to-period results:

                           SELECTED FINANCIAL RESULTS


                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1999        2000        2001
                                                               --------    --------    --------
                                                                         (IN MILLIONS)
     Operating Revenues ....................................   $  9,115    $ 21,589    $  5,044
     Operating Expenses ....................................     (8,814)    (21,257)     (4,778)
                                                               --------    --------    --------
     Operating Income ......................................        301         332         266
     Interest Expense ......................................       (119)       (143)       (155)
     Other Income, net .....................................         11           2          14
     Income Tax Expense ....................................        (89)        (93)        (58)
                                                               --------    --------    --------
     Income from Continuing Operations .....................        104          98          67
     Loss from Discontinued Operations, net of tax .........         (4)        (24)         --
                                                               --------    --------    --------
               Net Income ..................................   $    100    $     74    $     67
                                                               ========    ========    ========


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


     o an after-tax impairment loss of $17 million on marketable equity securities classified as "available-for-sale" incurred during 2000 by our Other Operations segment; and


     o increased start-up costs of our European trading and marketing operations in 2000 included in loss from discontinued operations.

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


     Our operating revenues for 2001 were $5.0 billion compared to $21.6 billion for 2000. The $16.5 billion, or 77%, decrease was primarily due to the absence of RESI trading and marketing results as a result of the Merger, as discussed above, partially offset by an increase in revenues related to our Natural Gas Distribution and Pipelines and Gathering segments resulting from an increase in the cost of natural gas and, to a lesser extent, the effect of colder weather on the operations of our Natural Gas Distribution segment in the first quarter of 2001.

    Our operating expenses for 2001 were $4.8 billion compared to $21.3 billion in 2000. The $16.5 billion, or 78%, decrease was primarily due to the same reasons causing the decreases in revenues discussed above.


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

    o increased depreciation expenses of our Natural Gas Distribution segment; and

    o   increased employee benefit costs.

    Our operating revenues for 2000 were $21.6 billion compared to $9.1 billion for 1999. The $12.5 billion, or 137%, increase was primarily due to the increase in our Wholesale Energy segment's trading and marketing revenues from increased trading volumes for power and natural gas, as well as higher sale prices for these commodities.

    Our operating expenses for 2000 were $21.3 billion compared to $8.8 billion in 1999. The $12.5 billion, or 141%, increase was primarily due to an increase in volumes and cost of purchased power and natural gas, as discussed above. Other operating expenses also increased due to the increase in expenses discussed above.


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


CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The consolidated financial statements reflect the accounting guidance provided in SAB No. 101.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. We adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position. On January 1, 2002, we discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. We recognized $49 million of goodwill amortization expense in the Statements of Consolidated Income during 2001. We are in the process of determining further effects of adoption of SFAS No. 142 on our consolidated financial statements. We anticipate finalizing our review of goodwill and certain intangibles for our business segments during 2002.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods we use to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. We adopted SFAS No. 144 on January 1, 2002.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative instrument as hedging
(a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge) or (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax increase in accumulated other comprehensive income of $38 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $88 million, $5 million, $53 million and $2 million, respectively, in our Consolidated Balance Sheet. During the year ended December 31, 2001, $34 million of the initial after-tax transition adjustment recognized in other comprehensive income was recognized in net income.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and we are currently assessing the impact of this cleared issue and do not believe it will have a material impact on our consolidated financial statements.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)


                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                            (AS RESTATED, SEE NOTE 1)



                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1999            2000            2001
                                                            ------------    ------------    ------------
REVENUES ................................................   $  9,114,999    $ 21,588,678    $  5,044,419
EXPENSES:
  Natural gas and purchased power .......................      7,886,396      20,170,896       3,781,200
  Operation and maintenance .............................        625,392         758,824         657,515
  Depreciation and amortization .........................        198,664         214,259         207,203
  Taxes other than income taxes .........................        103,192         112,951         132,560
                                                            ------------    ------------    ------------
                                                               8,813,644      21,256,930       4,778,478
                                                            ------------    ------------    ------------
OPERATING INCOME ........................................        301,355         331,748         265,941
                                                            ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense ......................................       (119,500)       (142,861)       (154,965)
  Distribution on trust preferred securities ............           (357)            (29)            (28)
  Other, net ............................................         11,154           2,642          14,583
                                                            ------------    ------------    ------------
                                                                (108,703)       (140,248)       (140,410)
                                                            ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES .................................................        192,652         191,500         125,531
  Income Tax Expense ....................................         88,781          93,272          58,287
                                                            ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS .......................        103,871          98,228          67,244
  Loss from Discontinued Operations .....................         (3,670)        (23,861)             --
                                                            ------------    ------------    ------------
NET INCOME ..............................................   $    100,201    $     74,367    $     67,244
                                                            ============    ============    ============

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                         1999        2000         2001
                                                                      ---------    ---------    ---------
Net income ........................................................   $ 100,201    $  74,367    $  67,244
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments from
     discontinued operations, (net of tax of $16 and
     $1,340 in 1999 and 2000) .....................................          30       (2,490)          --
   Unrealized loss on available-for-sale securities (net
     of tax of $373 and $1,492 in 1999 and 2000) ..................      (1,224)      (2,264)          --
   Reclassification adjustment for impairment loss on
     available-for-sale securities realized in net income
     (net of tax of $9,276) .......................................          --       17,228           --
   Additional minimum non-qualified pension liability
     adjustment (net of tax of $6,068 and $4,703 in 2000
     and 2001) ....................................................          --       (9,747)       8,279
   Cumulative effect of adoption of SFAS No. 133 ..................          --           --       38,092
   Net deferred loss from cash flow hedges ........................          --           --      (11,826)
   Reclassification of net deferred gains from cash flow
     hedges realized in net income ................................          --           --      (61,449)
                                                                      ---------    ---------    ---------
Other comprehensive (loss) income .................................      (1,194)       2,727      (26,904)
                                                                      ---------    ---------    ---------
Comprehensive Income ..............................................   $  99,007    $  77,094    $  40,340
                                                                      =========    =========    =========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            2000         2001
                                                                         ----------   ----------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................   $   22,576   $   16,425
  Accounts receivable, principally customers, net ....................      794,904      479,279
  Unbilled revenue ...................................................      550,183      188,425
  Accounts and notes receivable - affiliated companies, net ..........           --       39,393
  Inventory ..........................................................      116,101      144,469
  Non-trading derivative assets ......................................           --        6,996
  Prepayments and other current assets ...............................       45,926       24,104
                                                                         ----------   ----------
             Total current assets ....................................    1,529,690      899,091
                                                                         ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET ...................................    3,029,357    3,158,885
                                                                         ----------   ----------
OTHER ASSETS:
  Goodwill, net ......................................................    1,787,015    1,740,510
  Prepaid pension asset ..............................................      141,882       94,022
  Non-trading derivative assets ......................................           --        2,234
  Other ..............................................................       87,821       94,221
                                                                         ----------   ----------
             Total other assets ......................................    2,016,718    1,930,987
                                                                         ----------   ----------
             TOTAL ASSETS ............................................   $6,575,765   $5,988,963
                                                                         ==========   ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term borrowings ..............................................   $  635,000   $  345,527
  Current portion of long-term debt ..................................      146,252           --
  Accounts payable, principally trade ................................      704,524      267,649
  Accounts and notes payable -- affiliated companies, net ............      134,707           --
  Taxes accrued ......................................................       69,877       53,693
  Interest accrued ...................................................       35,725       44,795
  Customer deposits ..................................................       33,357       52,089
  Non-trading derivative liabilities .................................           --       59,075
  Other ..............................................................       96,375       95,180
                                                                         ----------   ----------
             Total current liabilities ...............................    1,855,817      918,008
                                                                         ----------   ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net .............................      583,857      555,387
  Non-trading derivative liabilities .................................           --        9,826
  Payable under capacity lease agreement .............................       12,524           --
  Benefit obligations ................................................      175,144      177,559
  Notes payable -- affiliated companies, net .........................       21,718       27,311
  Other ..............................................................      132,329      152,696
                                                                         ----------   ----------
             Total other liabilities .................................      925,572      922,779
                                                                         ----------   ----------
LONG-TERM DEBT .......................................................    1,392,798    1,927,039
                                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF RERC ....................................          608          555
                                                                         ----------   ----------
STOCKHOLDER'S EQUITY .................................................    2,400,970    2,220,582
                                                                         ----------   ----------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..............   $6,575,765   $5,988,963
                                                                         ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    1999          2000            2001
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $   100,201    $    74,367    $    67,244
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
  Depreciation and amortization .............................       198,664        214,259        207,203
  Deferred income taxes .....................................        58,055         29,123         30,320
  Impairment of marketable equity securities ................            --         26,504             --
  Changes in other assets and liabilities:
     Accounts and notes receivable, net .....................      (303,644)    (1,984,240)       634,116
     Accounts receivable/payable, affiliates ................        (5,065)        15,016         17,497
     Inventory ..............................................        79,776        (16,539)       (22,048)
     Accounts payable .......................................       205,344      1,789,841       (436,875)
     Fuel cost recovery .....................................       (16,940)        34,383          8,292
     Interest and taxes accrued .............................       (15,381)        58,237         (7,114)
     Margin deposits on energy trading activities ...........       (59,468)      (206,480)            --
     Federal tax refund .....................................            --         26,278             --
     Other current assets ...................................       (17,635)      (118,836)        83,230
     Other current liabilities ..............................       (35,489)         4,242         17,537
     Other assets ...........................................        14,708         47,831        (28,694)
     Other liabilities ......................................       (51,416)       (41,396)        (9,673)
                                                                -----------    -----------    -----------
          Net cash provided by (used in) operating
            activities ......................................       151,710        (47,410)       561,035
                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ........................................      (288,138)      (290,565)      (263,257)
Other, net ..................................................       (13,905)        31,475        (54,165)
                                                                -----------    -----------    -----------
          Net cash used in investing activities .............      (302,043)      (259,090)      (317,422)
                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt ..................................      (255,293)      (221,500)      (155,569)
Proceeds from long-term debt ................................            --        325,000        544,632
Increase (decrease) in short-term borrowings, net ...........       234,584        100,416       (289,473)
Increase (decrease) in notes with affiliates, net ...........       242,135         53,924       (186,004)
Dividends ...................................................            --             --       (400,000)
Capital contribution from Reliant Energy ....................            --             --        241,352
Other, net ..................................................       (17,542)        (8,891)        (4,702)
                                                                -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities ......................................       203,884        248,949       (249,764)
                                                                -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................................        53,551        (57,551)        (6,151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
  YEAR ......................................................        26,576         80,127         22,576
                                                                -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ................   $    80,127    $    22,576    $    16,425
                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized)......................   $   142,399    $   138,365    $   148,303
  Income taxes ..............................................        85,415         62,144        116,272

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                 STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                                        ACCUMULATED
                                                      COMMON STOCK                                         OTHER           TOTAL
                                               -------------------------     PAID IN      RETAINED     COMPREHENSIVE   STOCKHOLDER'S
                                                  SHARES       AMOUNT        CAPITAL      EARNINGS     INCOME (LOSS)      EQUITY
                                               -----------   -----------   -----------   -----------   -------------   -------------
Balance at December 31, 1998 ................        1,000   $         1   $ 2,463,831   $   114,671    $   (16,004)   $ 2,562,499
                                               -----------   -----------   -----------   -----------    -----------    -----------
Net income ..................................           --            --            --       100,201             --        100,201
Other comprehensive loss, net of tax:
  Foreign currency translation
    adjustments from discontinued
    operations ..............................           --            --            --            --             30             30
  Unrealized loss on available-for-sale
    securities ..............................           --            --            --            --         (1,224)        (1,224)
                                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999 ................        1,000             1     2,463,831       214,872        (17,198)     2,661,506
                                               -----------   -----------   -----------   -----------    -----------    -----------
Net income ..................................           --            --            --        74,367             --         74,367
Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments from discontinued
    operations ..............................           --            --            --            --         (2,490)        (2,490)
  Unrealized loss on available-for-sale
    securities ..............................           --            --            --            --         (2,264)        (2,264)
  Reclassification adjustment for
    impairment loss on available-for-sale
    securities realized in net income .......           --            --            --            --         17,228         17,228
  Additional minimum non-qualified
    pension liability adjustment ............           --            --            --            --         (9,747)        (9,747)
Transfer of subsidiaries to Reliant
  Resources, Inc. ...........................           --            --       (53,115)     (289,239)         4,724       (337,630)
                                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000 ................        1,000             1     2,410,716            --         (9,747)     2,400,970
                                               -----------   -----------   -----------   -----------    -----------    -----------
Net income ..................................           --            --            --        67,244             --         67,244
Dividend to parent ..........................           --            --      (334,593)      (65,407)            --       (400,000)
Transfer of benefits to parent ..............           --            --       (62,080)           --             --        (62,080)
Contributions from parent ...................           --            --       241,352            --             --        241,352
Other comprehensive loss, net of tax:
  Cumulative effect of adoption of SFAS
    No. 133 .................................           --            --            --            --         38,092         38,092
  Net deferred loss from cash flow hedges ...           --            --            --            --        (11,826)       (11,826)
  Reclassification of net deferred gains
    from cash flow hedges realized in net
    income ..................................           --            --            --            --        (61,449)       (61,449)
  Additional minimum non-qualified
    pension liability adjustment ............           --            --            --            --          8,279          8,279
                                               -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001 ................        1,000   $         1   $ 2,255,395   $     1,837    $   (36,651)   $ 2,220,582
                                               ===========   ===========   ===========   ===========    ===========    ===========

          See Notes to the Company's Consolidated Financial Statements

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

RESTATEMENT


     On May 9, 2002, Reliant Resources, Inc. (Reliant Resources), an entity in which Reliant Energy owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     Reliant Energy and Reliant Resources currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. The round trip trades were conducted by Reliant Energy Services, which was a wholly owned subsidiary of RERC Corp. prior to January 1, 2001. Therefore, the round trip trades were reflected in both RERC Corp.'s revenues and expenses in 1999 and 2000. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on RERC Corp.'s reported cash flows, operating income or net income.

     Based on Reliant Resources' review, Reliant Resources determined that it engaged in such round trip trades in 1999 and 2000. The results of the Audit Committees' investigation were consistent with the results of Reliant Resources' review. The round trip trades were for 30 million megawatt hours (MWh) of power and 182 billion cubic feet (Bcf) of natural gas in 1999 and 30 million MWh of power in 2000. On May 13, 2002, Reliant Resources previously announced its preliminary findings of round trip trades which had identified 30 million MWh of power in 1999 and 30 million MWh of power in 2000. In addition to the round trip trades reported on May 13, 2002, Reliant Resources' review also identified an additional transaction in 1999 involving 182 Bcf of natural gas totaling $364 million, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes, but also resulted in increased revenues and fuel and cost of gas sold expense.

     In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled
$40 million over the two year period ended December 31, 2000. These transactions were originally recorded on a gross basis.

     On December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services and, as a result, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. Therefore, the transactions described above were reflected in both RERC Corp.'s revenues and expenses only in 1999 and 2000.

     During 1999 and 2000, these transactions, referred to above, collectively had the effect of increasing RERC Corp.'s revenues, fuel and cost of gas sold expense and purchased power expense as follows:



                                                               YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999               2000
                                                             ------             ------
                                                                   (IN MILLIONS)
Revenues...........................................          $1,417             $1,070
Fuel and cost of gas sold expense..................             376                 27
Purchase power expense.............................           1,041              1,043

     The consolidated financial statements for 1999 and 2000 have been restated from amounts previously reported to reflect all of the transactions described herein. In addition, the unaudited quarterly financial data for the interim periods ended June 30, 2000, September 30, 2000 and December 31, 2000 have been restated from amounts previously reported to reflect all of the transactions described herein. The unaudited restated condensed quarterly financial statement information for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000 have been included in Note 12. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for 1999 and 2000: (Note - Those line items for which no change in amounts is shown were not affected by the restatement).




                                                        YEAR ENDED DECEMBER 31, 1999
                                                        ----------------------------
                                                                     AS PREVIOUSLY
                                                         AS RESTATED   REPORTED
                                                         ----------- -------------
                                                              (IN MILLIONS)
Revenues ..............................................   $  9,115    $ 10,532
Expenses:
     Natural Gas and Purchased Power ..................      7,886       9,303
     Other Expenses ...................................        928         928
                                                          --------    --------
       Total ..........................................      8,814      10,231
                                                          --------    --------
Operating Income ......................................        301         301
Other Expense, net ....................................       (108)       (108)
Income Tax Expense ....................................        (89)        (89)
                                                          --------    --------
Income from Continuing Operations .....................        104         104
Loss from Discontinued Operations, net of tax .........         (4)         (4)
                                                          --------    --------
Net Income ............................................   $    100    $    100
                                                          ========    ========



                                                         YEAR ENDED DECEMBER 31, 2000
                                                         ----------------------------
                                                                      AS PREVIOUSLY
                                                         AS RESTATED    REPORTED
                                                         -----------  -------------
                                                              (IN MILLIONS)
Revenues ..............................................   $ 21,589      $ 22,659
Expenses:
     Natural Gas and Purchased Power ..................     20,171        21,241
     Other Expenses ...................................      1,086         1,086
                                                          --------      --------
       Total ..........................................     21,257        22,327
                                                          --------      --------
Operating Income ......................................        332           332
Other Expense, net ....................................       (141)         (141)
Income Tax Expense ....................................        (93)          (93)
                                                          --------      --------
Income from Continuing Operations .....................         98            98
Loss from Discontinued Operations, net of tax .........        (24)          (24)
                                                          --------      --------
Net Income ............................................   $     74      $     74
                                                          ========      ========

     The restatement did not impact the Consolidated Balance Sheet as of December 31, 2000, the Statements of Consolidated Cash Flows for 1999 and 2000, the Statements of Consolidated Comprehensive Income for 1999 and 2000 or the Statements of Consolidated Stockholders' Equity as of December 31, 1999 and 2000.

     In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of Reliant Resources' and RERC's trading and marketing activities, and were historically reported on a gross basis, and were not material.

     Beginning with the quarter ended September 30, 2002, RERC will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to Emerging Issues Task Force Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."


(2)      RELIANT ENERGY'S SEPARATION PLAN


     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which we refer to as the Restructuring):


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





     RERC accounted for the Stock Transfer and the Merger as the sale of a business operation. Accordingly, the RERC consolidated financial statements include the financial position and results of operations for the subsidiaries included in these transactions for all periods prior to December 31, 2000.


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

(e) Long-lived Assets and Intangibles.

    RERC records property, plant and equipment at historical cost. RERC expenses all repair and maintenance costs as incurred. The cost of utility plant and equipment retirements is charged to accumulated depreciation. Property, plant and equipment includes the following:

                                                                DECEMBER 31,
                                             ESTIMATED USEFUL ------------------
                                               LIVES (YEARS)    2000     2001
                                             ---------------- -------- ---------
                                                           (IN MILLIONS)
Natural gas distribution .......................   5-50       $ 1,809    $ 2,002
Pipelines and gathering ........................   5-75         1,582      1,627
Other property .................................   3-20            38         56
                                                              -------    -------
    Total ......................................                3,429      3,685
Accumulated depreciation .......................                 (400)      (526)
                                                              -------    -------
    Property, plant and equipment, net .........              $ 3,029    $ 3,159
                                                              =======    =======

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

    The following table presents depreciation, goodwill amortization and other amortization expense for 1999, 2000 and 2001.

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                   1999   2000    2001
                                                   ----   ----    ----
                                                      (IN MILLIONS)
Depreciation expense ............................   $143   $153   $146
Goodwill amortization expense ...................     53     54     49
Other amortization expense ......................      3      7     12
                                                    ----   ----   ----
    Total depreciation and amortization .........   $199   $214   $207
                                                    ====   ====   ====

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

 (k) Inventory.

    Inventory consists principally of materials and supplies, natural gas and heating oil and is valued at the lower of average cost or market. Inventory includes the following components:

                                                      DECEMBER 31,
                                                     --------------
                                                      2000    2001
                                                     ------  ------
                                                      (IN MILLIONS)
Materials and supplies .............................   $ 33   $ 33
Natural gas ........................................     83    111
                                                       ----   ----
    Total inventory ................................   $116   $144
                                                       ====   ====

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

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. RERC adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on RERC's historical results of operations or financial position. On January 1, 2002, RERC discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. RERC recognized $49 million of goodwill amortization expense in the Statements of Consolidated Income during 2001. RERC is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements. RERC anticipates finalizing its review of goodwill and certain intangibles for its business segments during 2002.

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

(4) RELATED PARTY TRANSACTIONS


    From time to time, RERC has advanced to or borrowed money from Reliant Energy or its subsidiaries. As of December 31, 2000, included in accounts and notes payable-affiliated companies, RERC had net short-term borrowings of $59 million and net accounts payable of $76 million. As of December 31, 2001, included in accounts and notes receivable-affiliated companies, RERC had net short-term receivables of $132 million, partially offset by net accounts payable of $93 million. As of December 31, 2000 and 2001, RERC had net long-term borrowings, included in notes payable-affiliated companies, totaling $22 million and $27 million, respectively. Net interest income on these borrowings was $6 million, $3 million and $5 million in 1999, 2000 and 2001, respectively.


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

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                       DECEMBER 31, 2000     DECEMBER 31, 2001
                                                     --------------------- --------------------
                                                      LONG-TERM CURRENT(1) LONG-TERM CURRENT(1)
                                                     ---------- ---------- --------- ----------
                                                                  (IN MILLIONS)
Short-term borrowings:
  Receivables facility ...............................            $  350               $  346
  Commercial paper ...................................               285                   --
                                                                  ------               ------
    Total short-term borrowings ......................               635                  346
                                                                  ------               ------
Long-term debt(2):
  Convertible debentures 6.0% due 2012 ...............   $   93       --     $   82        --
  Debentures 6.38% to 8.90% due 2003 to 2011 .........    1,285       --      1,833        --
  Notes payable 8.77% to 9.23% paid 2001 .............       --      146         --        --
Unamortized discount and premium .....................       15       --         12        --
                                                         ------   ------     ------    ------
    Total long-term debt .............................    1,393      146      1,927        --
                                                         ------   ------     ------    ------
    Total borrowings .................................   $1,393   $  781     $1,927    $  346
                                                         ======   ======     ======    ======

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

    At December 31, 2000 and 2001, RERC Corp. had issued and outstanding $98 million and $86 million, respectively, aggregate principal amount ($93 million and $82 million, respectively, carrying amount) of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Reliant Energy common stock and $14.24 in cash. At Restructuring, each Subordinated Debenture is convertible into 0.65 shares of CenterPoint Energy stock and $14.24 in cash. At Distribution, each Subordinated Debenture is convertible into an increased number of CenterPoint Energy shares based on a formula in the indenture governing the Subordinated Debentures and $14.24 in cash. During 2001, RERC Corp. purchased $11 million aggregate principal amount of its Subordinated Debentures.

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

                                              1999     2000     2001
                                              ----     ----     ----
Expected life in years .................          5        5        5
Interest rate ..........................       5.10%    6.57%    4.87%
Volatility .............................      21.23%   24.00%   31.91%
Expected common stock dividend .........     $ 1.50   $ 1.50   $  1.50

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

    Net pension cost for RERC includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              1999    2000    2001
                                                             ------  ------  ------
                                                                 (IN MILLIONS)
Service cost -- benefits earned during the period .........   $ 15    $ 12    $ 16
Interest cost on projected benefit obligation .............     35      33      36
Expected return on plan assets ............................    (61)    (62)    (51)
Net amortization ..........................................     (2)     (4)     --
                                                              ----    ----    ----
Net pension (benefit) cost ................................   $(13)   $(21)   $  1
                                                              ====    ====    ====

     Reconciliations of RERC's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 2000 and 2001 are set forth below:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2000      2001
                                                         -----     -----
                                                          (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year ................   $ 447     $ 499
Service cost .........................................      12        16
Interest cost ........................................      33        36
Benefits paid ........................................     (41)      (40)
Transfer to affiliate ................................      (1)       --
Transfer of obligation to non-qualified plan .........     (10)       --
Actuarial loss .......................................      59        41
                                                         -----     -----
Benefit obligation, end of year ......................   $ 499     $ 552
                                                         =====     =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year .......................   $ 620     $ 598
Employer contribution ................................      --        39
Benefits paid ........................................     (41)      (40)
Transfer to affiliate ................................      (1)      (86)
Actual investment gain (loss) (1) ....................      20       (11)
                                                         -----     -----
Plan assets, end of year .............................   $ 598     $ 500
                                                         =====     =====
RECONCILIATION OF FUNDED STATUS
Funded status ........................................   $  99     $ (52)
Unrecognized prior service cost ......................     (45)      (35)
Unrecognized actuarial loss ..........................      88       181
                                                         -----     -----
Net amount recognized at end of year .................   $ 142     $  94
                                                         =====     =====
ACTUARIAL ASSUMPTIONS
Discount rate                                              7.5%     7.25%
Rate of increase in compensation levels .............. 3.5-5.5%  3.5-5.5%
Expected long-term rate of return on assets ..........    10.0%      9.5%

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

         RERC's prepaid pension asset is presented in the Consolidated Balance Sheets under the caption Other Assets- Prepaid Pension Asset.

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

    The net postretirement benefit cost includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              1999    2000    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Service cost -- benefits earned during the period .........   $  2    $  2    $  2
Interest cost on projected benefit obligation .............      9       9       9
Expected return on plan assets ............................     (1)     (1)     (1)
Net amortization ..........................................      2       1       2
                                                              ----    ----    ----
Net postretirement benefit cost ...........................   $ 12    $ 11    $ 12
                                                              ====    ====    ====

    Following are reconciliations of RERC's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2000 and 2001.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        2000      2001
                                                        ----      ----
                                                        (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year ...............   $ 116     $ 130
Service cost ........................................       2         2
Interest cost .......................................       9         9
Benefits paid .......................................     (10)      (12)
Participant contributions ...........................       1         2
Plan amendments .....................................       3        --
Actuarial (gain) loss ...............................       9        --
                                                        -----     -----
Benefit obligation, end of year .....................   $ 130     $ 131
                                                        =====     =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ......................   $   9     $  12
Benefits paid .......................................     (10)      (12)
Employer contributions ..............................      11        17
Participant contributions ...........................       1         2
Actual investment return ............................       1        (1)
                                                        -----     -----
Plan assets, end of year ............................   $  12     $  18
                                                        =====     =====
RECONCILIATION OF FUNDED STATUS
Funded status .......................................   $(118)    $(113)
Unrecognized prior service cost .....................      27        21
Unrecognized actuarial gain .........................     (12)      (10)
                                                        -----     -----
Net amount recognized at end of year ................   $(103)    $(102)
                                                        =====     =====
ACTUARIAL ASSUMPTIONS
Discount rate .......................................     7.5%     7.25%
Expected long-term rate of return on assets .........    10.0%      9.5%
Health care cost trend rates -- Under 65 ............     8.0%      7.5%
Health care cost trend rates -- 65 and over .........     9.0%      8.5%

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

(9) INCOME TAXES

    The components of income from continuing operations before taxes are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                      1999   2000   2001
                                                                      ----   ----   ----
                                                                         (IN MILLIONS)
United States .....................................................   $193   $177   $126
Foreign ...........................................................     --     15     --
                                                                      ----   ----   ----
  Income from continuing operations before income taxes ...........   $193   $192   $126
                                                                      ====   ====   ====

    RERC's current and deferred components of income tax expense are as follows:

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                           1999   2000   2001
                                           ----   ----   ----
                                             (IN MILLIONS)
Current
  Federal ..............................   $ 27   $ 52   $ 31
  State ................................      4      9     (3)
  Foreign ..............................     --      3     --
                                           ----   ----   ----
      Total current ....................     31     64     28
                                           ----   ----   ----
Deferred
  Federal ..............................     53     24     29
  State ................................      5      1      1
  Foreign ..............................     --      4     --
                                           ----   ----   ----
      Total deferred ...................     58     29     30
                                           ----   ----   ----
Income tax expense .....................   $ 89   $ 93   $ 58
                                           ====   ====   ====

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1999      2000     2001
                                                        -----     -----    -----
                                                            (IN MILLIONS)
Income from continuing operations before income taxes   $ 193     $ 192    $ 126
  Federal statutory rate ............................      35%       35%      35%
                                                        -----     -----    -----
Income tax expense at statutory rate ................      68        67       44
                                                        -----     -----    -----
Increase (decrease) in tax resulting from:
  State income taxes, net of valuation allowances and
    federal income tax benefit(1) ...................       5         6       (1)
  Goodwill amortization .............................      18        18       16
  Other, net ........................................      (2)        2       (1)
                                                        -----     -----    -----
      Total .........................................      21        26       14
                                                        -----     -----    -----
Income tax expense ..................................   $  89     $  93    $  58
                                                        =====     =====    =====
Effective Rate ......................................    46.1%     48.7%    46.4%

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

    Following were RERC's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                        DECEMBER 31,
                                                                       --------------
                                                                       2000     2001
                                                                       -----    -----
                                                                       (IN MILLIONS)
Deferred tax assets:
  Current:
    Non-trading derivative liabilities, net ........................   $  --    $  19
    Allowance for doubtful accounts ................................      17       15
                                                                       -----    -----
      Total current deferred tax assets ............................      17       34
  Non-current:
    Employee benefits ..............................................      45       70
    Operating loss carryforwards ...................................      63       28
    Alternative minimum tax and other credit carryforwards .........      25       --
    Non-trading derivative liabilities, net ........................      --        2
    Other ..........................................................      37       43
    Valuation allowance ............................................     (48)     (15)
                                                                       -----    -----
       Total non-current deferred tax assets .......................     122      128
                                                                       -----    -----
       Total deferred tax assets ...................................     139      162
                                                                       -----    -----
Deferred tax liabilities:
  Non-current:
    Depreciation ...................................................     574      584
    Deferred gas costs .............................................      58       28
    Deferred state income taxes ....................................      69       69
    Other ..........................................................      22       36
                                                                       -----    -----
      Total deferred tax liabilities ...............................     723      717
                                                                       -----    -----
      Accumulated deferred income taxes, net .......................   $ 584    $ 555
                                                                       =====    =====

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

(b) Lease Commitments.

    The following table sets forth information concerning RERC's obligations under non-cancelable long-term operating leases principally consisting of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2002.................................................              $ 14
2003.................................................                12
2004.................................................                 7
2005.................................................                 6
2006.................................................                 5
2007 and beyond......................................                66
                                                                   ----
          Total......................................              $110
                                                                   ====

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

(c) Environmental Matters.


     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company, Inc., Reliant Energy Pipeline Services, Inc., RERC, Reliant Energy Services, and other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court,

Caddo Parish, Louisiana. The petition has now been supplemented five times. As of March 11, 2002, there were 628 plaintiffs, a majority of whom are Louisiana residents who live near the Wilcox Aquifer. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts.

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

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and in addition seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of December 31, 2001, RERC is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in this matter.

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

(d) Other Legal Matters.


    California Wholesale Market. Reliant Energy, Reliant Energy Services (a wholly owned subsidiary of Reliant Resources), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other subsidiaries of Reliant Resources, as well as three officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC had also been named as a defendant in one of these actions. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant. Plaintiffs have also voluntarily dismissed RERC from the one action in which it was named as a defendant.


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

                                                      DECEMBER 31, 2000
                                                      -----------------
                                                       CARRYING  FAIR
                                                        AMOUNT   VALUE
                                                       --------  -----
                                                         (IN MILLIONS)
Financial assets:
  Energy derivatives -- non-trading .................   $   --   $   93
Financial liabilities:
  Long-term debt (excluding capital leases) .........    1,539    1,543
  Trust preferred securities ........................        1        1
  Energy derivatives -- non-trading .................       --       34

                                                      DECEMBER 31, 2001
                                                      -----------------
                                                       CARRYING  FAIR
                                                        AMOUNT   VALUE
                                                       --------  -----
                                                         (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases) .........   $1,927   $1,948
  Trust preferred securities ........................        1        1




(12) RESTATED UNAUDITED QUARTERLY INFORMATION


    As discussed in Note 1, the unaudited quarterly financial data for the interim periods ended June 30, 2000, September 30, 2000 and December 31, 2000 have been restated from amounts previously reported to reflect certain transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for unaudited quarterly information for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000: (Note - Those line items for which no change in amounts is shown were not affected by the restatement).



                                                            YEAR ENDED DECEMBER 31, 2000
                                                       -------------------------------------------------
                                                       FIRST QUARTER            SECOND QUARTER
                                                       -------------      ------------------------------
                                                       AS PREVIOUSLY                       AS PREVIOUSLY
                                                          REPORTED        AS RESTATED         REPORTED
                                                       -------------      -----------      -------------
                                                                         (IN MILLIONS)
Revenues ..............................................   $ 3,093           $ 3,977           $ 4,013
Natural gas and purchased power .......................     2,698             3,707             3,743
Operating income ......................................       155                16                16
Income (loss) from continuing operations ..............        59                (9)               (9)
Loss from discontinued operations, net of tax .........        (4)               (4)               (4)
Net income (loss) .....................................        55               (13)              (13)

                                                                      YEAR ENDED DECEMBER 31, 2000
                                                      -------------------------------------------------------------
                                                             THIRD QUARTER                   FOURTH QUARTER
                                                      ----------------------------    -----------------------------
                                                                     AS PREVIOUSLY                   AS PREVIOUSLY
                                                      AS RESTATED       REPORTED      AS RESTATED       REPORTED
                                                      -----------    -------------    -----------    --------------
                                                                            (IN MILLIONS)
Revenues ............................................   $ 6,870         $ 7,263          $ 7,649         $ 8,290
Natural gas and purchased power .....................     6,574           6,967            7,192           7,833
Operating income ....................................         9               9              152             152
Income (loss) from continuing operations ............       (19)            (19)              67              67
Loss from discontinued operations, net of tax .......        (8)             (8)              (8)             (8)
Net (loss) income ...................................       (27)            (27)              59              59



                                                                      YEAR ENDED DECEMBER 31, 2001
                                                     ----------------------------------------------------------------
                                                     FIRST QUARTER   SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                                     -------------   --------------    -------------   --------------
                                                                               (IN MILLIONS)
Revenues.............................................   $ 2,423          $  960           $  669          $  992
Operating income (loss)..............................       174             (16)               5             103
Net income (loss)....................................        80             (34)             (27)             48


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

     Financial data for business segments and products and services are as follows:


                                                                                                    SALES TO
                                                  PIPELINES                                           NON-
                                    NATURAL GAS      AND      WHOLESALE     OTHER     RECONCILING     RERC
                                    DISTRIBUTION  GATHERING    ENERGY     OPERATIONS  ELIMINATIONS  AFFILIATES CONSOLIDATED
                                    ------------  ---------   ---------   ----------  ------------  ---------- ------------
                                                                        (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1999:
Revenues from external customers....  $   2,735    $     151   $   6,024   $       8    $      --   $     197   $   9,115
Intersegment revenues...............         46          180         264          --         (490)         --          --
Depreciation and amortization.......        137           53           6           3           --          --         199
Operating income (loss).............        159          131          27         (16)          --          --         301
Total assets........................      3,683        2,486       2,821         404       (1,841)         --       7,553
Expenditures for additions to
  long-lived assets.................        206           79           3          --           --          --         288
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2000:
Revenues from external customers....      4,445          177      16,150           1           --         816      21,589
Intersegment revenues...............         34          202         578          --         (814)         --          --
Depreciation and amortization.......        145           55          11           3           --          --         214
Operating income (loss).............        121          137          86         (12)          --          --         332
Total assets........................      4,518        2,358          --         448         (748)         --       6,576
Expenditures for additions to
  long-lived assets.................        195           61          27           8           --          --         291
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2001:
Revenues from external customers....      4,638          225          --          --           --         181       5,044
Intersegment revenues...............          5          108          --          --         (113)         --          --
Depreciation and amortization.......        147           58          --           2           --          --         207
Operating income (loss).............        130          137          --          (1)          --          --         266
Total assets........................      3,732        2,361          --         495         (599)         --       5,989
Expenditures for additions to
  long-lived assets.................        209           54          --          --           --          --         263



                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        2000        2001
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME:
Operating income ..........................................   $    301    $    332    $    266
Interest expense ..........................................       (119)       (143)       (155)
Other, net ................................................         11           2          14
Income taxes ..............................................        (89)        (93)        (58)
Loss from discontinued operations .........................         (4)        (24)         --
                                                              --------    --------    --------
    Net income ............................................   $    100    $     74    $     67
                                                              ========    ========    ========
REVENUES BY PRODUCTS AND SERVICES:
Retail gas sales ..........................................   $  2,735    $  4,358    $  4,645
Wholesale energy and energy related sales .................      6,221      16,961          --
Gas transport .............................................        152         182         307
Energy products and services ..............................          7          88          92
                                                              --------    --------    --------
    Total .................................................   $  9,115    $ 21,589    $  5,044
                                                              ========    ========    ========
REVENUES BY GEOGRAPHIC AREAS
U.S. ......................................................   $  8,998    $ 20,539    $  5,044
Canada ....................................................        117       1,050          --
                                                              --------    --------    --------
    Total .................................................   $  9,115    $ 21,589    $  5,044
                                                              ========    ========    ========

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

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                   1999    2000
                                                  ------  ------
                                                   (IN MILLIONS)
Revenues .......................................   $ --    $ 37
Operating expenses .............................      4      61
Operating loss .................................     (4)    (24)
Net loss .......................................     (4)    (24)


    In addition to RE Europe Trading, RERC transferred its interests in RESI, Arkla Finance and Reliant Energy Services to Reliant Resources as described in
Note 2. The transfer of these operations did not result in the disposal of a segment of business as defined under APB No. 30. Revenues for these operations were $6 billion and $18 billion for 1999 and 2000, respectively. Operations of RESI, Arkla Finance and Reliant Energy Services had net income of $24 million and $28 million in 1999 and 2000, respectively.


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

                          INDEPENDENT AUDITORS' REPORT


To the Stockholder of Reliant Energy Resources Corp.:
Houston, Texas

    We have audited the accompanying consolidated balance sheets of Reliant Energy Resources Corp. and its subsidiaries (RERC) as of December 31, 2000 and 2001, and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of RERC's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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


    As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

    As discussed in Note 1 to the consolidated financial statements, the accompanying 1999 and 2000 consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP



March 28, 2002
(July 3, 2002 as to the effects of the restatement discussed in Note 1)

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1)   Financial Statements.
                 Statements of Consolidated Income for the Three Years Ended December 31, 2001...  19
                 Statements of Consolidated Comprehensive Income for the Three Years Ended
                  December 31, 2001 .............................................................  20
                 Consolidated Balance Sheets at December 31, 2001 and 2000.......................  21
                 Statements of Consolidated Cash Flows for the Three Years Ended
                  December 31, 2001..............................................................  22
                 Statements of Consolidated Stockholder's Equity for the Three Years Ended
                  December 31,2001...............................................................  23
                 Notes to Consolidated Financial Statements......................................  24
                 Independent Auditors' Report....................................................  50
        (a)(2)   Financial Statement Schedules for the Three Years Ended December 31, 2001.
                 Schedule II -- Reserves.........................................................  52

          The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

                  I, III, IV and V.

          (a)(3)  Exhibits


                  See Index of Exhibits on page 54.


(b)      Reports on Form 8-K.

                  None.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                             SCHEDULE II -- RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                              COLUMN B          COLUMN C           COLUMN D   COLUMN E
---------------------------------------------          -----------  ----------------------- ---------- ----------
                                                                          ADDITIONS
                                                                    -----------------------
                                                        BALANCE AT  CHARGED       CHARGED   DEDUCTIONS BALANCE AT
                                                        BEGINNING      TO        TO OTHER      FROM      END OF
DESCRIPTION                                             OF PERIOD    INCOME     ACCOUNTS(1)  RESERVES    PERIOD
-----------                                             ----------  -------     ----------- ---------- ----------
Year Ended December 31, 2001:
  Accumulated provisions:
    Uncollectible accounts receivable ................   $ 32,524   $ 43,419          --    $ 42,896   $ 33,047
    Reserves for inventory ...........................        399         72          --         348        123
    Reserves for severance ...........................     11,028        244          --      10,832        440
    Deferred tax asset valuation allowance ...........     47,677    (32,678)         --          --     14,999
Year Ended December 31, 2000:
  Accumulated provisions:
    Uncollectible accounts receivable ................     25,287     32,119      (7,803)     17,079     32,524
    Reserves deducted from trading and
      marketing assets ...............................     11,511     54,621     (66,132)         --         --
    Reserves for inventory ...........................         90        372          --          63        399
    Reserves for severance ...........................     11,666      3,822          --       4,460     11,028
    Deferred tax asset valuation allowance ...........     19,139     28,538          --          --     47,677
Year Ended December 31, 1999:
  Accumulated provisions:
    Uncollectible accounts receivable ................     21,566     16,296          --      12,575     25,287
    Reserves deducted from trading and
      marketing assets ...............................      6,464      5,047          --          --     11,511
    Reserves for inventory ...........................         69         72          --          51         90
    Reserves for severance ...........................     32,812         --          --      21,146     11,666
    Deferred tax asset valuation allowance ...........      8,591     10,548          --          --     19,139

--------

(1) Charged to Other Accounts in 2000 relates to reserves that were transferred to Reliant Resources, Inc.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 15th day of July, 2002.


                                        RELIANT ENERGY RESOURCES CORP.
                                                 (Registrant)

                                        By: /s/ R. STEVE LETBETTER.....
                                            ---------------------------
                                              R. Steve Letbetter,
                                Chairman, President and Chief Executive Officer

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

                                                                          REPORT OR                   SEC FILE OR
 EXHIBIT                                                                REGISTRATION                 REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                                    STATEMENT                     NUMBER        REFERENCE
 ------                    -----------                                  ------------                 ------------     ---------
 2(a)(1)   -    Agreement and Plan of Merger                    HI's Form 8-K dated August 11,          1-7629            2
                among the Company, HL&P, HI Merger,             1996
                Inc. and NorAm dated August 11, 1996

 2(a)(2)   -    Amendment to Agreement and Plan                 Registration Statement on Form S-4     333-11329        2(c)
                of Merger Among the Company, HL&P,
                HI Merger, Inc. and NorAm dated
                August 11, 1996

  2(b)     -    Agreement and Plan of Merger                    Registration Statement on Form S-3     333-54526          2
                dated December 29, 2000 merging
                Reliant Resources  Merger Sub, Inc.
                with and into Reliant Energy
                Services, Inc.

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

 3(a)(3)   -    Certificate of Amendment changing               Form 10-K for the year ended            1-3187         3(a)(3)
                the name to Reliant Energy Resources            December 31, 1998
                Corp.

  3(b)     -    Bylaws of RERC Corp.                            Form 10-K for the year ended            1-3187          3(b)
                                                                December 31, 1997

 4(a)(1)   -    Indenture, dated as of December 1,              NorAm's Form 10-K for the year         1-13265          4.14
                1986, between NorAm and ended                   December 31, 1986
                Citibank, N.A., as Trustee

 4(a)(2)   -    First Supplemental Indenture to                 Form 10-K for the year ended            1-3187         4(a)(2)
                Exhibit 4(a)(1) dated as of                     December 31, 1997
                September 30, 1988

 4(a)(3)   -    Second Supplemental Indenture                   Form 10-K for the year ended            1-3187         4(a)(3)
                to Exhibit 4(a)(1) dated as of                  December 31, 1997
                November 15, 1989

 4(a)(4)   -    Third Supplemental Indenture to                 Form 10-K for the year ended            1-3187         4(a)(4)
                Exhibit 4(a)(1) dated as of August              December 31, 1997
                6, 1997

 4(b)(1)   -    Indenture, dated as of March                    NorAm's Registration Statement         33-14586         4.20
                31, 1987, between NorAm and Chase               on Form S-3
                Manhattan Bank, N.A., as Trustee,
                authorizing 6% Convertible
                Subordinated Debentures due 2012

 4(b)(2)   -    Supplemental Indenture to                       Form 10-K for the year ended            1-3187         4(b)(2)
                Exhibit 4(b)(1) dated as of August              December 31, 1997
                6, 1997

 4(c)(1)   -    Indenture, dated as of April                    NorAm's Registration Statement      33-23375         4.1
                15, 1990, between NorAm and                     on Form S-3
                Citibank, N.A., as Trustee

 4(c)(2)   -    Supplemental Indenture to                       Form 10-K for the year ended         1-3187        4(c)(2)
                Exhibit 4(c)(1) dated as of August              December 31, 1997
                6, 1997

 4(d)(1)   -    Form of Indenture between                       NorAm's Registration Statement      33-64001         4.8
                NorAm and The Bank of New York as               on Form S-3
                Trustee

 4(d)(2)   -    Form of First Supplemental                      NorAm's Form 8-K dated June 10,      1-13265         4.01
                Indenture to Exhibit 4(d)(1)                    1996

 4(d)(3)   -    Second Supplemental Indenture                   Form 10-K for the year ended         1-3187        4(d)(3)
                to Exhibit 4(d)(1) dated as of                  December 31, 1997
                August 6, 1997

  4(e)     -    Indenture, dated as of                          Registration Statement on Form S-3  333-41017        4.1
                December 1, 1997, between RERC
                Corp. and Chase Bank of Texas,
                National Association

 4(f)(1)   -    Indenture, dated as of                          Form 8-K dated February 5, 1998      1-13265         4.1
                February 1, 1998, between RERC
                Corp. and Chase Bank of Texas,
                National Association, as Trustee

 4(f)(2)   -    Supplemental Indenture No. 1,                   Form 8-K dated February 5, 1998      1-13265         4.2
                dated as of February 1, 1998,
                providing for the issuance of RERC
                Corp.'s 6 1/2% Debentures due
                February 1, 2008

 4(f)(3)   -    Supplemental Indenture No. 2,                   Form 8-K dated November 9, 1998      1-13265         4.1
                dated as of November 1, 1998,
                providing for the issuance of RERC
                Corp.'s 6 3/8% Term Enhanced
                ReMarketable Securities

 4(f)(4)   -    Supplemental Indenture No. 3,                   Registration Statement on Form S-4  333-49162        4.2
                dated as of July 1, 2000,
                providing for the issuance of RERC
                Corp.'s 8.125% Notes due 2005

 4(f)(5)   -    Supplemental Indenture No. 4,                   Form 8-K dated February 21, 2001     1-13265         4.1
                dated as of February 15, 2001,
                providing for the issuance of RERC
                Corp.'s 7.75% Notes due 2011

+4(g)(1)   -    Revolving Credit Agreement
                among NorAm Energy Corp. and the
                Bank's party thereto and Citibank,
                N.A., as Agent dated as of
                March 31, 1998

+4(g)(2)   -    Amendment Agreement dated as
                of March 23, 1999 among RERC
                Corp., the lenders parties
                thereto, The Bank of Nova Scotia,
                as issuing Bank, and Citibank,
                N.A., as Agent

+4(g)(3)   -    Second Amendment Agreement and
                Consent dated as of August 22,
                2000 among RERC Corp., the lenders
                party thereto, The Bank of Nova
                Scotia, as Issuing Bank, and
                Citibank, N.A., as Agent

+4(g)(4)   -    Third Amendment Agreement and
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

                                                                                       SEC FILE OR
 EXHIBIT                                               REPORT OR REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER                   DESCRIPTION                         STATEMENT                   NUMBER       REFERENCE
 ------                   -----------                  ----------------------         -------------    ---------
  10(a)    -    Service Agreement by and              NorAm's Form 10-K for the year      1-13265        10.20
                between Mississippi River             ended December 31, 1989
                Transmission Corporation and
                Laclede Gas Company dated August
                22, 1989

   +12     -    Computation of Ratios of
                Earnings to Fixed Charges

   +23     -    Consent of Deloitte & Touche LLP