Form 10-Q
period 2002-06-30
RELIANT ENERGY RESOURCES CORP
filed 2002-08-14
CIK 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2002, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

                         RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements....................................  1

               Statements of Consolidated Operations

                  Three Months and Six Months Ended June 30, 2001
                     and 2002 (unaudited)...................................  1

               Consolidated Balance Sheets

                  December 31, 2001 and June 30, 2002 (unaudited)...........  2

               Statements of Consolidated Cash Flows

                  Three Months and Six Months Ended June 30, 2001
                     and 2002 (unaudited)...................................  4

               Notes to Unaudited Consolidated Financial Statements.........  5

            Item 2. Management's Narrative Analysis of the Results
               of Operations of Reliant Energy Resources Corp.
               and Subsidiaries............................................  14

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings......................................  18

            Item 5. Other Information......................................  18

            Item 6. Exhibits and Reports on Form 8-K.......................  19

                          PART I. FINANCIAL INFORMATION

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------           ---------------------------------
                                                          2001                  2002                  2001                  2002
                                                      -----------           -----------           -----------           -----------
REVENUES ...................................          $   959,998           $   868,471           $ 3,382,851           $ 2,110,750

EXPENSES:
  Natural gas ..............................              712,925               583,526             2,704,448             1,445,105
  Operation and maintenance ................              180,829               164,788               340,574               329,501
  Depreciation .............................               36,203                38,412                72,028                74,989
  Amortization .............................               15,417                 3,569                30,813                 7,263
  Taxes other than income
    taxes ..................................               30,703                29,800                77,136                62,320
                                                      -----------           -----------           -----------           -----------
    Total ..................................              976,077               820,095             3,224,999             1,919,178
                                                      -----------           -----------           -----------           -----------
OPERATING (LOSS) INCOME ....................              (16,079)               48,376               157,852               191,572
                                                      -----------           -----------           -----------           -----------
OTHER INCOME (EXPENSE):
  Interest expense .........................              (40,486)              (38,056)              (78,620)              (73,633)
  Distribution on trust
    preferred securities ...................                   (7)                   (7)                  (14)                  (13)
  Other, net ...............................                8,575                 3,598                11,970                 5,854
                                                      -----------           -----------           -----------           -----------
    Total ..................................              (31,918)              (34,465)              (66,664)              (67,792)
                                                      -----------           -----------           -----------           -----------
(LOSS) INCOME BEFORE INCOME
  TAXES ....................................              (47,997)               13,911                91,188               123,780

   Income Tax (Benefit)
     Expense ...............................              (14,383)                6,164                44,445                46,864
                                                      -----------           -----------           -----------           -----------
NET (LOSS) INCOME ..........................          $   (33,614)          $     7,747           $    46,743           $    76,916
                                                      ===========           ===========           ===========           ===========

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                            DECEMBER 31,              JUNE 30,
                                                                                2001                    2002
                                                                            -----------             -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................      $    16,425             $    30,382
  Accounts and notes receivable, principally customers, net ..........          479,279                 316,233
  Accrued unbilled revenue ...........................................          188,425                  21,875
  Accounts and notes receivable - affiliated companies, net ..........           39,393                 100,077
  Materials and supplies .............................................           33,276                  32,518
  Fuel and petroleum products ........................................          111,193                  72,612
  Non-trading derivative assets ......................................            6,996                  10,621
  Other ..............................................................           17,932                  10,279
                                                                            -----------             -----------
    Total current assets .............................................          892,919                 594,597
                                                                            -----------             -----------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ......................................        3,669,037               3,752,866
  Less accumulated depreciation ......................................         (521,960)               (573,695)
                                                                            -----------             -----------
    Property, plant and equipment, net ...............................        3,147,077               3,179,171
                                                                            -----------             -----------
OTHER ASSETS:
  Goodwill, net ......................................................        1,740,510               1,740,510
  Other intangibles, net .............................................           17,980                  18,987
  Prepaid pension asset ..............................................           94,022                  87,716
  Non-trading derivative assets ......................................            2,234                     811
  Other ..............................................................           94,221                  56,953
                                                                            -----------             -----------
    Total other assets ...............................................        1,948,967               1,904,977
                                                                            -----------             -----------

TOTAL ASSETS .........................................................      $ 5,988,963             $ 5,678,745
                                                                            ===========             ===========

                     See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                       DECEMBER 31,            JUNE 30,
                                                                                           2001                  2002
                                                                                       -----------           -----------
CURRENT LIABILITIES:
  Short-term borrowings ........................................................       $   345,527           $   147,671
  Accounts payable, principally trade ..........................................           267,649               267,353
  Interest accrued .............................................................            44,795                44,528
  Taxes accrued ................................................................            53,693                25,442
  Customer deposits ............................................................            52,089                49,738
  Non-trading derivative liabilities ...........................................            59,075                 6,789
  Other ........................................................................            95,180                55,629
                                                                                       -----------           -----------
        Total current liabilities ..............................................           918,008               597,150
                                                                                       -----------           -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net .......................................           555,387               491,198
  Benefit obligations ..........................................................           177,559               172,185
  Non-trading derivative liabilities ...........................................             9,826                    68
  Notes payable - affiliated companies, net ....................................            27,311                27,340
  Other ........................................................................           152,696               136,958
                                                                                       -----------           -----------
      Total other liabilities ..................................................           922,779               827,749
                                                                                       -----------           -----------
LONG-TERM DEBT .................................................................         1,927,039             1,919,153
                                                                                       -----------           -----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC ......               555                   555
                                                                                       -----------           -----------
STOCKHOLDER'S EQUITY:
  Common stock .................................................................                 1                     1
  Paid-in capital ..............................................................         2,255,395             2,255,395
  Retained earnings ............................................................             1,837                78,753
  Accumulated other comprehensive loss .........................................           (36,651)                  (11)
                                                                                       -----------           -----------
      Total stockholder's equity ...............................................         2,220,582             2,334,138
                                                                                       -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..................................       $ 5,988,963           $ 5,678,745
                                                                                       ===========           ===========

                     See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                                      -----------------------------
                                                                                                        2001                2002
                                                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................................          $  46,743           $  76,916
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................................            102,841              82,252
     Deferred income taxes .................................................................             (3,686)            (71,963)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net ..................................................            650,994             329,596
       Accounts receivable/payable, affiliates .............................................            (55,179)            (79,064)
       Inventory ...........................................................................            (17,953)             39,339
       Accounts payable ....................................................................           (417,708)               (296)
       Fuel cost recovery ..................................................................             43,818              32,030
       Interest and taxes accrued ..........................................................            (86,640)            (28,518)
       Net non-trading derivative assets and liabilities ...................................                815             (52,979)
       Other current assets ................................................................             16,245               7,807
       Other current liabilities ...........................................................            (29,178)            (41,386)
       Other assets ........................................................................            (19,980)                 81
       Other liabilities ...................................................................             15,722              11,365
       Other, net ..........................................................................             43,292                --
                                                                                                      ---------           ---------
         Net cash provided by operating activities .........................................            290,146             305,180
                                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................................................           (125,224)           (117,991)
   Other, net ..............................................................................            (14,628)             14,100
                                                                                                      ---------           ---------
         Net cash used in investing activities .............................................           (139,852)           (103,891)
                                                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ..............................................................           (125,472)             (6,633)
   Proceeds from long-term debt ............................................................            544,632                --
   Decrease in short-term borrowings, net ..................................................           (285,000)           (197,856)
   (Decrease) increase in notes with affiliates, net .......................................           (130,567)             18,410
   Dividend ................................................................................           (400,000)               --
   Capital contribution from Reliant Energy ................................................            236,000                --
   Other, net ..............................................................................             (3,054)             (1,253)
                                                                                                      ---------           ---------
         Net cash used in financing activities .............................................           (163,461)           (187,332)
                                                                                                      ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................................            (13,167)             13,957
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .......................................             22,576              16,425
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .............................................          $   9,409           $  30,382
                                                                                                      =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ...................................................          $  70,922           $  73,719
   Income taxes ............................................................................            114,071             153,360

                     See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

   Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (RERC), are RERC's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Amended Annual Report on Form 10-K/A of RERC Corp. (RERC Corp. Form 10-K/A) for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (SEC) on July 15, 2002 and the Quarterly Report on Form 10-Q of RERC Corp. for the quarter ended March 31, 2002.

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

   The following notes to the consolidated financial statements in the RERC Corp. Form 10-K/A relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

   Notes to Consolidated Financial Statements (RERC Corp. 10-K/A Notes): Note 3(f) (Regulatory Assets), Note 5 (Derivative Instruments) and Note 10 (Commitments and Contingencies).

   For information regarding environmental matters and legal proceedings, see
Note 11.

(2) NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. RERC adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on RERC's historical results of operations or financial position.

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

   See Note 3 for a discussion of RERC's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), on January 1, 2001. See Note 6 for a discussion of RERC's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.


   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. RERC will apply this guidance prospectively.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. RERC will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002

(3) DERIVATIVE INSTRUMENTS

   Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax increase in accumulated other comprehensive income of $38 million.

   Cash Flow Hedges. During the six months ended June 30, 2002, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2002, a $0.9 million deferred loss was recognized in earnings as a result of the discontinuance of a cash flow hedge because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. As of June 30, 2002, RERC expects a gain of $4 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(4) RELIANT ENERGY'S SEPARATION PLAN

   Reliant Energy, Incorporated (Reliant Energy) is in the process of separating its regulated and unregulated businesses into two publicly traded companies that will be independent of each other: CenterPoint Energy, Inc. (CenterPoint Energy) and Reliant Resources, Inc (Reliant Resources). In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses, including certain businesses that had been subsidiaries of RERC, to Reliant Resources, which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which is referred to herein as the Restructuring):

   o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

   o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

   o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

   After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that CenterPoint Energy owns to the CenterPoint Energy's shareholders (which is referred to herein as the Distribution). RERC currently expects Reliant Energy to complete the Restructuring by August 31, 2002 and the Distribution early in the fall of 2002. However, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. From the consummation of the Restructuring until the Distribution, RERC expects that CenterPoint Energy will do business under the name Reliant Energy, Incorporated and that CenterPoint Energy's common stock will trade under the symbol "REI."

   On July 5, 2002, Reliant Energy received an order from the SEC approving Reliant Energy's restructuring plan and the Distribution under the Public Utility Holding Company Act of 1935 (1935 Act). On July 31, 2002, Reliant Energy received a private letter ruling from the Internal Revenue Service which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders.

   Contemporaneous with the Restructuring, RERC expects CenterPoint Energy to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

   In connection with the Restructuring, in order to enable CenterPoint Energy ultimately to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, Reliant Energy is seeking authority to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated gas distribution divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco, among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold ownership of RERC Corp.'s natural gas pipelines and gathering business. Reliant Energy has obtained approval of these transactions from the public service commissions of Minnesota, Louisiana, Mississippi, Oklahoma and Arkansas. Although RERC Corp. expects that this business restructuring of RERC Corp. can be completed, RERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business in Item 1 of the RERC Corp. Form 10-K/A.

(5) REGULATORY MATTERS

(a) Arkla Rate Case.

   In November 2001, Reliant Energy Arkla filed a rate request in Arkansas seeking rates to yield approximately $47 million in additional annual revenue. On August 9, 2002, a settlement was approved by the Arkansas Public Service Commission (APSC) which will result in an increase in base rates of approximately $32 million annually. In addition, the APSC approved a gas main replacement surcharge which is expected to provide $2 million in 2003 and additional amounts in subsequent years. The settlement provides for a new residential rate design which increases the monthly customer charge. The new rates are expected to be effective September 21, 2002.

(b) Oklahoma Rate Case.

   In May 2002, Reliant Energy Arkla filed a rate change request for an increase in rates that would yield approximately $13.7 million annually in Oklahoma. A decision on this request is expected from the Oklahoma Corporation Commission no later than early 2003.

(c) City of Tyler, Texas Hearing on Gas Costs.

    By letter to Reliant Energy Entex dated July 31, 2002, the City of Tyler, Texas expressed "serious concerns" regarding amounts that Entex has paid for gas purchased for resale to residential and small commercial customers in that city under supply agreements in effect since 1992. Entex's gas costs for its Tyler system are recovered from customers pursuant to tariffs approved by the city and filed with both the city and the Railroad Commission of Texas. In the July 31, letter, the city forwarded various computations of what it believes to be excessive costs ranging from approximately $2.8 million to $39.2 million. The City has called a hearing for September 25, 2002 to consider these issues. The Company believes (i) that all gas costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs (ii) that the City has no legal or factual support for the statements made in its letter and (iii) that the city has no authority to require or demand refunds of any amounts Entex has charged its customers in the City of Tyler.

(6)  GOODWILL AND INTANGIBLES

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

     With the adoption of SFAS No. 142, RERC ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------         -------------------------
                                                                       2001               2002            2001              2002
                                                                       ----               ----            ----              ----
                                                                                             (IN MILLIONS)
Reported net (loss) income ..............................              $(34)              $  8            $ 47              $ 77
Add: Goodwill amortization, net of tax ..................                12                --               24               --
                                                                       ----               ----            ----              ----
Adjusted net (loss) income ..............................              $(22)              $  8            $ 71              $ 77
                                                                       ====               ====            ====              ====

     The components of RERC's other intangible assets consist of the following:

                                                                          DECEMBER 31, 2001                    JUNE 30, 2002
                                                                     -----------------------------     -----------------------------
                                                                     CARRYING         ACCUMULATED      CARRYING         ACCUMULATED
                                                                      AMOUNT          AMORTIZATION       AMOUNT         AMORTIZATION
                                                                     --------         ------------     --------         ------------
                                                                                             (IN MILLIONS)
Land Use Rights .........................................              $  7               $ (2)           $  7              $ (2)
Other ...................................................                15                 (2)             16                (2)
                                                                       ----               ----            ----              ----
Total ...................................................              $ 22               $ (4)           $ 23              $ (4)
                                                                       ====               ====            ====              ====

     RERC recognizes specifically identifiable intangibles when specific rights and contracts are acquired. RERC amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. RERC has no intangible assets with indefinite lives recorded as of June 30, 2002.

     Amortization expense for other intangibles for the three and six months ended June 30, 2001 was $0.1 million and $0.3 million, respectively. Amortization expense for other intangibles for the three and six months ended June 30, 2002 was $0.2 million and $0.5 million, respectively. Estimated amortization expense for the remainder of 2002 is approximately $0.6 million and is approximately $1 million per year for the five succeeding fiscal years.

     Goodwill as of June 30, 2002 by reportable business segment is as follows (in millions):

                                                   AS OF
                                               JUNE 30, 2002
                                               -------------
           Natural Gas Distribution.......        $1,085
           Pipelines and Gathering........           601
           Other Operations...............            54
                                                  ------
             Total........................        $1,740
                                                  ======

     As of June 30, 2002 RERC has completed its review of goodwill impairment for its reporting units pursuant to SFAS No. 142. No impairment was indicated as a result of this assessment.

(7)  SHORT-TERM BORROWINGS

     RERC Corp. has a receivables facility under which it sells certain of its and its subsidiaries' customer accounts receivable. Advances under this facility are reflected in the Consolidated Balance Sheets as short-term debt. In the first quarter of 2002, RERC Corp. reduced its trade receivables facility from $350 million to $150 million. Borrowings under the receivables facility aggregating $196 million were repaid in January 2002 with proceeds from the issuance of commercial paper under RERC Corp.'s $350 million revolving credit facility and from the liquidation of short-term investments. The $150 million RERC Corp. receivables facility was scheduled to expire on August 14, 2002. RERC Corp. has extended the facility to October 31, 2002, during which time RERC Corp. expects to negotiate a new receivables facility with the financial institution that provides the current facility. At June 30, 2002, RERC Corp. had $2.5 million of letters of credit outstanding under the revolving credit facility. RERC had no commercial paper or bank loans outstanding at June 30, 2002. RERC expects to evaluate various alternatives for renewing or replacing this bank facility prior to its scheduled expiration date of March 31, 2003.

(8)  TRUST PREFERRED SECURITIES

     A statutory business trust created by RERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                     AGGREGATE LIQUIDATION
                            AMOUNT
                   --------------------------            DISTRIBUTION         MANDATORY
                   DECEMBER 31,      JUNE 30,                RATE/         REDEMPTION DATE/     JUNIOR SUBORDINATED
    TRUST              2001            2002              INTEREST RATE      MATURITY DATE            DEBENTURES
    -----          ------------      --------            -------------     ----------------     -------------------
RERC Trust             $ 1             $ 1                   6.25%            June 2026       6.25% Convertible Junior
                                                                                              Subordinated Debentures
                                                                                              due 2026

     For additional information regarding the convertible preferred securities, see Note 7 to the RERC Corp. 10-K/A Notes, which is incorporated herein by reference. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and a principal amount corresponding to the common and convertible preferred securities issued by the trust.

(9)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                         FOR THE THREE                       FOR THE SIX
                                                          MONTHS ENDED                       MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                     ----------------------              ----------------------
                                                     2001              2002              2001              2002
                                                     ----              ----              ----              ----
                                                                            (IN MILLIONS)
Net (loss) income .............................      $(34)             $  8              $ 47              $ 77
Other comprehensive (loss) income:
  Additional minimum non-qualified pension
   liability adjustment .......................         3               --                  4               --
  Cumulative effect of adoption of SFAS
   No. 133 ....................................       --                --                 38               --
  Net deferred (loss) gain from cash flow
   hedges .....................................       (50)              (10)              (60)               36
  Reclassification of deferred (gain) loss
   on derivatives realized in net income ......        (1)               (3)              (14)                1
                                                     ----              ----              ----              ----
Other comprehensive (loss) income .............       (48)              (13)              (32)               37
                                                     ----              ----              ----              ----
Comprehensive (loss) income ...................      $(82)             $ (5)             $ 15              $114
                                                     ====              ====              ====              ====

(10)  RELATED PARTY TRANSACTIONS

     From time to time, RERC has advanced money to, or borrowed money from, Reliant Energy or its subsidiaries. As of December 31, 2001 and June 30, 2002, RERC had net short-term receivables, included in accounts and notes receivable-affiliated companies, totaling $132 million and $114 million, respectively, partially offset by net accounts payable of $93 million and $14 million, respectively. As of December 31, 2001 and June 30, 2002, RERC had net long-term borrowings, included in notes payable-affiliated companies, totaling $27 million. For the three and six months ended June 30, 2001, RERC had net interest income of $3 million and $5 million, respectively. For the three and six months ended June 30, 2002, RERC had net interest income of $0.4 million and $0.3 million, respectively.

     In 2001 and 2002, RERC supplied natural gas to Reliant Energy Services, Inc. (RES), now a subsidiary of Reliant Resources. For the three and six months ended June 30, 2001, the sales and services by RERC to Reliant Energy and its affiliates totaled $54 million and $133 million, respectively. For the three and six months ended June 30, 2002, the sales and services by RERC to Reliant Energy and its affiliates totaled $28 million and $42 million, respectively. Purchases by RERC of natural gas from Reliant Energy and its affiliates were $129 million and $431 million for the three and six months ended June 30, 2001, respectively, and $51 million and $158 million for the three and six months ended June 30, 2002, respectively.

   Reliant Energy provides some corporate services to RERC, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable, payroll, office support services, customer care services and purchasing and logistics. The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $21 million and $38 million for the three and six months ended June 30, 2001, respectively, and $25 million and $51 million for the three and six months ended June 30, 2002, respectively, and are included primarily in operation and maintenance expenses. Rent expense paid by RERC to Reliant Energy for the three and six months ended June 30, 2001 was $0.4 million and $0.8 million, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2002, respectively.

(11) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a) Environmental Matters.

   Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company, Inc. (REGT), Reliant Energy Pipeline Services, Inc., RERC, RES, other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented five times. As of July 29, 2002, there were 649 plaintiffs, a majority of whom are Louisiana residents. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts. Additionally on April 4, 2002, two plaintiffs filed a separate suit with identical allegations against the same parties (Docket No. 465, 944-Div. "B") in the same court.

   The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of REGT in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

   Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or dimunition of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of June 30, 2002, RERC is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

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

   At June 30, 2002, RERC had accrued $23 million for remediation of the Minnesota sites. At June 30, 2002, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

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

   Other Minnesota Matters. At June 30, 2002, RERC had recorded accruals of $5 million for other environmental matters in Minnesota for which remediation may be required. At June 30, 2002, the estimated range of possible remediation costs was $4 million to $8 million.

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

(12) REPORTABLE BUSINESS SEGMENTS

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

Beginning in the first quarter of 2002, RERC began to evaluate performance on an earnings (loss) before interest expense, interest income and income taxes (EBIT) basis. Prior to 2002, RERC evaluated performance on operating income. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Reportable business segments from previous years have been restated to conform to the 2002 presentation. Additionally, RERC's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

   The following table summarizes financial data for the reportable business segments:



                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                    ----------------------------------------------
                                    REVENUES FROM
                                    THIRD PARTIES          NET
                                     AND NON-RERC      INTERSEGMENT
                                      AFFILIATES         REVENUES             EBIT
                                    -------------      ------------         -------
                                                              (IN MILLIONS)
Natural Gas Distribution ..........    $   856           $    32            $   (41)
Pipelines and Gathering ...........         50                46                 34
Other Operations ..................       --                --                 --
Reconciling Eliminations ..........       --                 (78)                (1)
Sales to Non-RERC Affiliates ......         54              --                 --
                                       -------           -------            -------
Consolidated ......................    $   960           $  --              $    (8)
                                       =======           =======            =======


                                                               FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                        -----------------------------------------------------
                                                        REVENUES FROM
                                                        THIRD PARTIES            NET
                                                         AND NON-RERC        INTERSEGMENT
                                                          AFFILIATES           REVENUES                EBIT
                                                        -------------        ------------             -------
                                                                              (IN MILLIONS)
Natural Gas Distribution ....................              $   779              $    18               $    14
Pipelines and Gathering .....................                   61                   41                    41
Other Operations ............................                 --                   --                      (3)
Reconciling Elimination .....................                 --                    (59)                 --
Sales to Non-RERC Affiliates ................                   28                 --                    --
                                                           -------              -------               -------
Consolidated ................................              $   868              $  --                 $    52
                                                           =======              =======               =======


                                                                                                                     AS OF
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2001             DECEMBER 31,
                                                                                                                      2001
                                                        ------------------------------------------------------    -------------
                                                        REVENUES FROM
                                                        THIRD PARTIES            NET
                                                         AND NON-RERC        INTERSEGMENT
                                                          AFFILIATES           REVENUES                 EBIT     TOTAL ASSETS
                                                        -------------        ------------              -------   -------------
                                                                              (IN MILLIONS)
Natural Gas Distribution ....................              $3,125                $   86                 $   96      $  3,732
Pipelines and Gathering .....................                 125                   101                     73         2,361
Other Operations ............................                --                    --                        1           495
Reconciling Eliminations ....................                --                    (187)                  --            (599)
Sales to Non-RERC Affiliates ................                 133                  --                     --            --
                                                           ------                ------                 ------      --------
Consolidated ................................              $3,383                $ --                   $  170      $  5,989
                                                           ======                ======                 ======      ========

                                                                                                                           AS OF
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002                  JUNE 30, 2002
                                                        ------------------------------------------------------         -------------
                                                        REVENUES FROM
                                                        THIRD PARTIES            NET
                                                         AND NON-RERC        INTERSEGMENT
                                                          AFFILIATES           REVENUES                 EBIT           TOTAL ASSETS
                                                        -------------        ------------              -------         ------------
                                                                              (IN MILLIONS)
Natural Gas Distribution ....................              $1,957                $   20                 $  124            $ 3,476
Pipelines and Gathering .....................                 112                    82                     79              2,371
Other Operations ............................                --                    --                       (2)               152
Reconciling Elimination .....................                --                    (102)                    (3)              (320)
Sales to Non-RERC Affiliates ................                  42                  --                     --                 --
                                                           ------                ------                 ------            -------
Consolidated ................................              $2,111                $ --                   $  198            $ 5,679
                                                           ======                ======                 ======            =======

     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                                                     FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                          ENDED JUNE 30,
                                                                  -------------------------               -------------------------
                                                                   2001                2002                2001                2002
                                                                  -----               -----               -----               -----
                                                                                            (IN MILLIONS)
Operating (Loss) Income ............................              $ (16)              $  48               $ 158               $ 192
Other Income, net ..................................                  8                   4                  12                   6
                                                                  -----               -----               -----               -----
Earnings (Loss) Before Interest and ................                170                 198
  Taxes ............................................                 (8)                 52
Interest Expense ...................................                (40)                (38)                (79)                (74)
                                                                  -----               -----               -----               -----
(Loss) Income Before Income Taxes ..................                (48)                 14                  91                 124
Income Tax (Benefit) Expense .......................                (14)                  6                  44                  47
                                                                  -----               -----               -----               -----
Net (Loss) Income ..................................              $ (34)              $   8               $  47               $  77
                                                                  =====               =====               =====               =====

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
  THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

   The following narrative analysis should be read in combination with RERC Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

   Reliant Energy, Incorporated (Reliant Energy) is in the process of separating its regulated and unregulated businesses into two publicly traded companies that will be independent of each other: CenterPoint Energy, Inc. (CenterPoint Energy) and Reliant Resources, Inc. (Reliant Resources). In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which we refer to herein as the Restructuring):

   o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

   o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

   o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

   After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that CenterPoint Energy owns to the CenterPoint Energy's shareholders (which we refer to herein as the Distribution). Reliant Energy's goal is to complete the Restructuring and subsequent Distribution as quickly as possible. RERC currently expects Reliant Energy to complete the Restructuring by August 31, 2002 and the Distribution early in the fall of 2002. However, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. From the consummation of the Restructuring until the Distribution, RERC expects that CenterPoint Energy will do business under the name Reliant Energy, Incorporated and that CenterPoint Energy's common stock will trade under the symbol "REI."

   On July 5, 2002, Reliant Energy received an order from the Securities and Exchange Commission (SEC) approving Reliant Energy's restructuring plan and the Distribution under the Public Utility Holding Company Act of 1935 (1935 Act). On July 31, 2002, Reliant Energy received a private letter ruling from the Internal Revenue Service which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders.

   Contemporaneous with the Restructuring, RERC expects CenterPoint Energy to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

   In connection with the Restructuring, in order to enable CenterPoint Energy ultimately to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, Reliant Energy is seeking authority to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated gas distribution divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco, among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold ownership of RERC Corp.'s natural gas pipelines and gathering business. Reliant Energy has obtained approval of these transactions from the public service commissions of Minnesota, Louisiana, Mississippi, Oklahoma and Arkansas. Although RERC Corp. expects that this business restructuring of RERC Corp. can be completed, RERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business in Item 1 of the RERC Corp. Form 10-K/A.

   RERC Corp. meets the conditions specified in General Instruction H(1)(a) and
(b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, RERC Corp. has omitted from this report the information called for by Item 3 (Quantitative and

Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of RERC between the three months and six months ended June 30, 2002 and the three months and six months ended June 30, 2001. Reference is made to Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Subsidiaries in Item 7 of the RERC Corp. Form 10-K/A.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                 --------------------    --------------------
                                   2001        2002        2001        2002
                                 --------    --------    --------    --------
                                                 (IN MILLIONS)
Operating Revenues............   $    960    $    868    $  3,383    $  2,111
Operating Expenses............       (976)       (820)     (3,225)     (1,919)
                                 --------    --------    --------    --------
Operating (Loss) Income, net..        (16)         48         158         192
Other Income, net.............          8           4          12           6
                                 --------    --------    --------    --------
Earnings (Loss)  Before                (8)         52         170         198
Interest and Taxes............
Interest Expense .............        (40)        (38)        (79)        (74)
                                 --------    --------    --------    --------
Income (Loss) Before Income           (48)         14          91         124
Taxes.........................
Income Tax (Benefit) Expense..        (14)          6          44          47
                                 --------    --------    --------    --------
  Net (Loss) Income...........   $    (34)   $      8    $     47    $     77
                                 ========    ========    ========    ========

   For the second quarter of 2002, RERC's net income was $8 million compared to a net loss of $34 million for the same period in 2001. The $42 million increase was primarily due to:

   o a significant reduction in bad debt expense in the Natural Gas Distribution business segment as a result of improved collections and lower gas prices in 2002. Higher gas prices and increased usage due to colder weather in 2001 negatively impacted collections and resulted in an increase in bad debt expense in 2001;

   o decreased amortization expense of approximately $12 million as a result of the discontinuance of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" (SFAS No. 142); and

   o changes in estimates of unbilled revenues and deferred gas costs, which negatively impacted the second quarter of 2001.

   For the first six months of 2002, RERC's net income was $77 million compared to net income of $47 million for the same period in 2001. The $30 million increase was primarily due to:

      o a significant reduction in bad debt expense in the Natural Gas Distribution business segment as discussed above;

      o decreased amortization expense of approximately $24 million as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as discussed above; and

      o changes in estimates of unbilled revenues and deferred gas costs in 2001 as discussed above.

   The above items were partially offset by significantly milder weather, decreased usage and increased project work expenses for construction management, engineering, project planning and other services during the second quarter and first six months of 2002 compared to 2001.

   RERC's operating revenues for the quarter and six months ended June 30, 2002, were $0.9 billion and $2.1 billion, respectively, compared to $1.0 billion and $3.4 billion, respectively, for the same periods in 2001. The decrease for both periods was primarily due to significantly milder weather, decreased usage and lower gas prices in 2002 compared to 2001.

   RERC's operating expenses for the quarter and six months ended June 30, 2002, were $0.8 billion and $1.9 billion, respectively, compared to $1.0 billion and $3.2 billion, respectively, for the same periods in 2001. These decreases were primarily due to the same reasons for the decreases in revenues discussed above.

   RERC's effective tax rate for the three months ended June 30, 2001 and 2002 was 30% and 44%, respectively. RERC reported a pretax loss for the second quarter of 2001, which caused permanent differences that would normally increase the effective tax rate (specifically, nondeductible goodwill) to instead reduce it. For the second quarter of 2002, RERC's effective tax rate reflects the discontinuation of goodwill amortization in accordance with SFAS No. 142, offset by higher state tax expense than in the same period of 2001, when a state tax benefit was recorded.

   RERC's effective tax rate for the first six months of 2002 was 38% compared to 49% for the same period in 2001. The decrease in the effective rate was primarily due to the discontinuance of goodwill amortization in accordance with SFAS No. 142 and other favorable adjustments.

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

   For a discussion of certain other factors that may affect RERC's future earnings, please read "Management's Narrative Analysis of Financial Condition and Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings --Factors Affecting the Results of RERC Operations" in the RERC Form 10-K/A, which information is incorporated herein by reference.

                          NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods we use to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. We adopted SFAS No. 144 on January 1, 2002.

   See Note 3 for a discussion of our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001. See Note 6 for a discussion of our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We will apply this guidance prospectively.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   For a description of legal proceedings affecting RERC, please review Note 11 to RERC's Interim Financial Statements, Item 3 of the RERC Corp. Form 10-K/A and
Note 10 to the RERC Corp. 10-K/A Notes, which are incorporated herein by reference.

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

   o timing of the implementation of our parent company's business separation plan;

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

   o any direct or indirect effect on our business resulting from the September 11, 2001 terrorist attacks or any similar incidents or responses to such incidents; and

   o other factors we discuss in the RERC Corp. Form 10-K/A, including those outlined in "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings."

   You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and RERC Corp. undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

      Exhibit 99 Items incorporated by reference from the RERC Corp. Form 10-K/A: Item 3 "Legal Proceedings," Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC Operations" and Notes 3(f) (Regulatory Assets), 5 (Derivative Instruments), 7 (Trust Preferred Securities), 10 (Commitments and Contingencies) and 13 (Reportable Segments) of the RERC Corp. 10-K/A Notes.

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


                                            RELIANT ENERGY RESOURCES CORP.
                                                     (Registrant)




                                           By: /s/ Mary P. Ricciardello
                                               -------------------------------
                                                   Mary P. Ricciardello
                                             Senior Vice President and Chief
                                                    Accounting Officer

Date:  August 14, 2002