Form 10-Q
period 2002-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2002-11-15
CIK 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         ------------------------------

                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.

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

                         RELIANT ENERGY RESOURCES CORP.
                        (Former name, former address and
                         former fiscal year, if changed
                               since last report)

CENTERPOINT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2002, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................................1

             Statements of Consolidated Operations
                Three Months and Nine Months Ended September 30, 2001 and 2002 (unaudited)............1

             Consolidated Balance Sheets
                December 31, 2001 and September 30, 2002 (unaudited)..................................2

             Statements of Consolidated Cash Flows
                Three Months and Nine Months Ended September 30, 2001 and 2002 (unaudited)............4

             Notes to Unaudited Consolidated Financial Statements.....................................5

         Item 2. Management's Narrative Analysis of the Results of Operations of
             CenterPoint Energy Resources Corp. and Subsidiaries.....................................15

         Item 4. Controls and Procedures.............................................................21

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...................................................................22

         Item 5. Other Information...................................................................22

         Item 6. Exhibits and Reports on Form 8-K....................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     2001           2002           2001           2002
                                                  -----------    -----------    -----------    -----------
REVENUES ......................................   $   668,903    $   736,917    $ 4,051,754    $ 2,847,667
                                                  -----------    -----------    -----------    -----------

EXPENSES:
  Natural gas .................................       414,217        480,332      3,118,665      1,925,437
  Operation and maintenance ...................       173,520        154,088        514,094        483,589
  Depreciation ................................        36,563         38,848        108,591        113,837
  Amortization ................................        15,433          3,548         46,246         10,811
  Taxes other than income taxes ...............        23,694         22,848        100,830         85,168
                                                  -----------    -----------    -----------    -----------
      Total ...................................       663,427        699,664      3,888,426      2,618,842
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME ..............................         5,476         37,253        163,328        228,825
                                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense ............................       (40,080)       (39,959)      (118,700)      (113,592)
  Distribution on trust preferred securities ..            (7)            (6)           (21)           (19)
  Other, net ..................................         1,323            352         13,293          6,206
                                                  -----------    -----------    -----------    -----------
      Total ...................................       (38,764)       (39,613)      (105,428)      (107,405)
                                                  -----------    -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES .............       (33,288)        (2,360)        57,900        121,420

   Income Tax (Benefit) Expense ...............        (5,997)         3,032         38,448         49,896
                                                  -----------    -----------    -----------    -----------

NET (LOSS) INCOME .............................   $   (27,291)   $    (5,392)   $    19,452    $    71,524
                                                  ===========    ===========    ===========    ===========


                See Notes to CERC's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                    2001           2002
                                                                 -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ..................................   $    16,425    $    97,271
  Accounts and notes receivable, principally customers,
    (net of allowance for doubtful accounts of $33,047
    and $21,339, respectively)................................       479,279        288,978
  Accrued unbilled revenue ...................................       188,425         42,272
  Accounts and notes receivable - affiliated companies, net ..        39,393             --
  Materials and supplies .....................................        33,276         32,523
  Fuel and petroleum products ................................       111,193        114,290
  Non-trading derivative assets ..............................         6,996         29,483
  Prepaid expenses............................................         7,550         22,162
  Other ......................................................        10,382         43,102
                                                                 -----------    -----------
    Total current assets .....................................       892,919        670,081
                                                                 -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ..............................     3,669,037      3,815,552
  Less accumulated depreciation ..............................      (521,960)      (608,259)
                                                                 -----------    -----------
    Property, plant and equipment, net .......................     3,147,077      3,207,293
                                                                 -----------    -----------

OTHER ASSETS:
  Goodwill ...................................................     1,740,510      1,740,510
  Other intangibles, net .....................................        17,980         19,479
  Prepaid pension asset ......................................        94,022         84,564
  Non-trading derivative assets ..............................         2,234          4,666
  Notes receivable - affiliated companies, net ...............            --          5,252
  Other ......................................................        94,221         62,405
                                                                 -----------    -----------
    Total other assets .......................................     1,948,967      1,916,876
                                                                 -----------    -----------

TOTAL ASSETS .................................................   $ 5,988,963    $ 5,794,250
                                                                 ===========    ===========

                See Notes to CERC's Interim Financial Statements

              CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
            (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                                  2001             2002
                                                                              -------------    -------------
CURRENT LIABILITIES:
  Short-term borrowings ...................................................   $     345,527    $     106,160
  Accounts payable, principally trade .....................................         267,649          337,557
  Accounts and notes payable - affiliated companies, net ..................              --          352,413
  Interest accrued ........................................................          44,795           36,332
  Taxes accrued ...........................................................          53,693               --
  Customer deposits .......................................................          52,089           52,804
  Non-trading derivative liabilities ......................................          59,075           21,019
  Other ...................................................................          95,180           95,961
                                                                              -------------    -------------
        Total current liabilities .........................................         918,008        1,002,246
                                                                              -------------    -------------

OTHER LIABILITIES:
  Accumulated deferred income taxes, net ..................................         555,387          546,328
  Benefit obligations .....................................................         177,559          170,319
  Non-trading derivative liabilities ......................................           9,826            3,713
  Notes payable - affiliated companies, net ...............................          27,311               --
  Other ...................................................................         152,696          137,626
                                                                              -------------    -------------
      Total other liabilities .............................................         922,779          857,986
                                                                              -------------    -------------

LONG-TERM DEBT ............................................................       1,927,039        1,950,989
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

CERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES
  OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES
  OF CERC .................................................................             555              508
                                                                              -------------    -------------

STOCKHOLDER'S EQUITY:
  Common stock ............................................................               1                1
  Paid-in capital .........................................................       2,255,395        1,982,488
  Retained earnings (deficit)..............................................           1,837           (3,732)
  Accumulated other comprehensive (loss) income ...........................         (36,651)           3,764
                                                                              -------------    -------------
      Total stockholder's equity ..........................................       2,220,582        1,982,521
                                                                              -------------    -------------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..............................   $   5,988,963    $   5,794,250
                                                                              =============    =============


                See Notes to CERC's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                   2001              2002
                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................   $       19,452    $       71,524
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................          154,837           124,648
     Deferred income taxes ................................................           (8,618)          (24,164)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net .................................          822,602           353,825
       Accounts receivable/payable, affiliates ............................          (40,694)          (80,695)
       Inventory ..........................................................          (61,813)           (2,344)
       Accounts payable ...................................................         (482,023)           69,908
       Fuel cost recovery .................................................           53,741            19,202
       Interest and taxes accrued .........................................         (110,050)          (79,527)
       Net non-trading derivative assets and liabilities ..................           13,864           (55,238)
       Other current assets ...............................................            1,476           (47,359)
       Other current liabilities ..........................................          (12,707)            1,496
       Other assets .......................................................          (30,009)            8,848
       Other liabilities ..................................................           29,611            19,387
       Other, net .........................................................           46,201                --
                                                                              --------------    --------------
         Net cash provided by operating activities ........................          395,870           379,511
                                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................         (199,092)         (188,198)
   Other, net .............................................................          (21,550)           15,059
                                                                              --------------    --------------
         Net cash used in investing activities ............................         (220,642)         (173,139)
                                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt .............................................         (155,455)           (6,633)
   Proceeds from long-term debt ...........................................          544,632                --
   Decrease in short-term borrowings, net .................................         (351,692)         (239,367)
   (Decrease) increase in notes with affiliates, net ......................          (61,107)          122,400
   Dividend ...............................................................         (400,000)               --
   Capital contribution ...................................................          236,000                --
   Other, net .............................................................           (4,030)           (1,926)
                                                                              --------------    --------------
         Net cash used in financing activities ............................         (191,652)         (125,526)
                                                                              --------------    --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................          (16,424)           80,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................           22,576            16,425
                                                                              --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................   $        6,152    $       97,271
                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ...............................................................   $      121,026    $      120,244
   Income taxes ...........................................................          116,237           155,521


                See Notes to CERC's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for CenterPoint Energy Resources Corp. (CERC Corp.), formerly Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (CERC), are CERC's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended Annual Report on Form 10-K/A (Amendment No. 1) of RERC Corp. (RERC Corp. Form 10-K/A) for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (SEC) on July 15, 2002, and the Quarterly Reports on Form 10-Q of RERC Corp. for the quarters ended March 31, 2002 and June 30, 2002.

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

     CERC's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in CERC's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to CERC's presentation of financial statements in the current year. These reclassifications do not affect earnings of CERC.

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

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     See Note 3 for a discussion of CERC's adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), on January 1, 2001. See Note 6 for a discussion of CERC's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting SFAS No. 141 "Business Combinations" (SFAS No.
141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. CERC adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on CERC's historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. CERC plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by CERC to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. CERC adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. CERC has applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. CERC will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

(3)  DERIVATIVE INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax increase in accumulated other comprehensive income of $38 million.

     Cash Flow Hedges. During the nine months ended September 30, 2002, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2002, a $0.9 million deferred loss was recognized in earnings as a result of the discontinuance of a cash flow hedge because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. As of September 30, 2002, CERC expects a gain of $8 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(4)  RELIANT ENERGY'S SEPARATION PLAN

     In December 2000, Reliant Energy, Incorporated (Reliant Energy) transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger pursuant to which the following occurred on August 31, 2002 (which is referred to herein as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy) became the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries, including CERC, became subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     After the Restructuring, CenterPoint Energy distributed the shares of common stock of Reliant Resources that it owned to CenterPoint Energy's shareholders (which is referred to herein as the Distribution) in a tax-free transaction.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint Energy to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, CenterPoint Energy has obtained authority from its state regulators to divide the gas distribution businesses conducted by CERC Corp.'s three unincorporated gas distribution divisions, CenterPoint Energy Entex, CenterPoint Energy Arkla and CenterPoint Energy Minnegasco, among three separate entities. The entity that would hold the CenterPoint Energy Entex assets would also hold ownership of CERC Corp.'s natural gas pipelines and gathering business. CenterPoint Energy must also receive approval of these transactions under the 1935 Act. Although CERC Corp. expects this business restructuring of CERC Corp. can be completed, CERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the CERC Corp. restructuring, see "Our Business -- Status of Business Separation" in Item 1 of the RERC Corp. Form 10-K/A, which is incorporated by reference herein.

(5)  REGULATORY MATTERS

(a)  Arkansas Rate Case.

     In November 2001, CenterPoint Energy Arkla (Arkla) filed a rate request in Arkansas seeking rates to yield approximately $47 million in additional annual gross revenue. On August 9, 2002, a settlement was approved by the Arkansas Public Service Commission (APSC) which will result in an increase in base rates of approximately $32 million annually. In addition, the APSC approved a gas main replacement surcharge which is expected to provide $2 million of additional gross revenue in 2003 and additional amounts in subsequent years. The new rates included in the final settlement were effective with all bills rendered on and after September 21, 2002.

(b)  Oklahoma Rate Case.

     On May 28, 2002, Arkla filed a request in Oklahoma to increase its base rates by $13.7 million annually. In filed testimony, the Oklahoma Corporate Commission staff and the Oklahoma Attorney General have recommended annual base rate increases of $4.6 million and $7.5 million, respectively. Completion of the case is expected sometime during late December 2002 with new rates becoming effective in January 2003.

 (c) City of Tyler, Texas Hearing on Gas Costs.

     By letter to CenterPoint Energy Entex (Entex) dated July 31, 2002, the City of Tyler, Texas expressed "serious concerns" regarding amounts that Entex has paid for gas purchased for resale to residential and small commercial customers in that city under supply agreements in effect since 1992. Entex's gas costs for its Tyler system are recovered from customers pursuant to tariffs approved by the City and filed with both the City and the Railroad Commission of Texas. In the July 31 letter, the City forwarded various computations of what it believes to be excessive costs ranging from approximately $2.8 million to $39.2 million. The City had called a hearing for September 25, 2002. The Company filed a Petition for Injunction and Declaratory Relief in Travis County District Court and a Petition for a Declaratory Order at the Railroad Commission of Texas. In response to these filings, the City agreed to indefinitely postpone its hearing. As reflected in its petitions, the Company believes (i) that all gas costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs, (ii) that the City has no legal or factual support for the statements made in its letter and (iii) that the City has no authority to require or demand refunds of any amounts Entex has charged its customers in the City of Tyler.

(6)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. On January 1, 2002, CERC adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001.

     With the adoption of SFAS No. 142, CERC ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------------    -----------------------
                                               2001          2002          2001         2002
                                             ----------    ----------    ----------   ----------
                                                                (IN MILLIONS)
Reported net (loss) income ...............   $      (27)   $       (5)   $       19   $       72
Add: Goodwill amortization, net of tax ...           12            --            37           --
                                             ----------    ----------    ----------   ----------
Adjusted net (loss) income ...............   $      (15)   $       (5)   $       56   $       72
                                             ==========    ==========    ==========   ==========

     The components of CERC's other intangible assets consist of the following:

                           DECEMBER 31, 2001             SEPTEMBER 30, 2002
                      ---------------------------    ---------------------------
                        CARRYING     ACCUMULATED       CARRYING     ACCUMULATED
                         AMOUNT      AMORTIZATION       AMOUNT      AMORTIZATION
                      ------------   ------------    ------------   ------------
                                            (IN MILLIONS)
Land Use Rights ...   $          7   $         (2)   $          7   $         (2)
Other .............             15             (2)             17             (3)
                      ------------   ------------    ------------   ------------
Total .............   $         22   $         (4)   $         24   $         (5)
                      ============   ============    ============   ============

     CERC recognizes specifically identifiable intangibles when specific rights and contracts are acquired. CERC amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. CERC has no intangible assets with indefinite lives recorded as of September 30, 2002. CERC amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three and nine months ended September 30, 2001 was $0.2 million and $0.5 million, respectively. Amortization expense for other intangibles for the three and nine months ended September 30, 2002 was $0.3 million and $0.8 million, respectively. Estimated amortization expense for the remainder of 2002 is approximately $0.3 million and is approximately $2 million per year for the five succeeding fiscal years.

     Goodwill as of September 30, 2002 by reportable business segment is as follows (in millions):

                                               AS OF
                                           SEPTEMBER 30,
                                               2002
                                           -------------
Natural Gas Distribution.............      $      1,085
Pipelines and Gathering..............               601
Other Operations.....................                54
                                           ------------
  Total..............................      $      1,740
                                           ============

     CERC completed its review of goodwill impairment during the second quarter of 2002 for its reporting units pursuant to SFAS No. 142. No impairment was indicated as a result of this assessment.

(7)  SHORT-TERM BORROWINGS

     CERC Corp. has a receivables facility under which it sells certain of its and its subsidiaries' customer accounts receivable. Advances under this facility are reflected in the Consolidated Balance Sheets as short-term debt. In the first quarter of 2002, CERC Corp. reduced this trade receivables facility from $350 million to $150 million. Borrowings under the receivables facility aggregating $196 million were repaid in January 2002 with proceeds from the issuance of commercial paper under CERC Corp.'s $350 million revolving credit facility and from the liquidation of short-term investments. The $150 million CERC Corp. receivables facility expires on November 15, 2002. CERC Corp. is currently in negotiations to replace it with a one-year receivables facility. There can be no assurance that CERC Corp. will be successful in replacing this facility or that the terms and conditions of any such facility would not be less advantageous to CERC Corp. than the terms and conditions of the existing receivables facility. At September 30, 2002, CERC Corp. had $2.5 million of letters of credit outstanding under the revolving credit facility. CERC had no commercial paper or bank loans outstanding at September 30, 2002. The $350 million CERC Corp. revolving credit facility expires March 31, 2003. CERC Corp. expects to refinance borrowings under the revolving credit facility on or prior to the March 31, 2003 expiration date of the facility. Refinancing may be accomplished through the issuance of long-term debt, short-term debt or a combination. See Note 10 for discussion of borrowing under the revolving credit facility subsequent to September 30, 2002.

     The weighted average interest rate on short-term borrowings as of December 31, 2001 and September 30, 2002 was 2.04% and 1.75%, respectively.

(8)  TRUST PREFERRED SECURITIES

     A statutory business trust created by CERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                            AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------                           MANDATORY
                         DECEMBER 31,  SEPTEMBER 30,   DISTRIBUTION RATE/   REDEMPTION DATE/     JUNIOR SUBORDINATED
         TRUST               2001          2002          INTEREST RATE       MATURITY DATE            DEBENTURES
-----------------------  ------------  -------------   ------------------   ----------------   ------------------------
RERC Trust                 $     1        $     1            6.25%              June 2026      6.25% Convertible Junior
                                                                                               Subordinated Debentures

     For additional information regarding the convertible preferred securities, see Note 7 to the RERC Corp. 10-K/A Notes, which is incorporated herein by reference. The sole asset of the trust consists of convertible junior subordinated debentures of CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and a principal amount corresponding to the common and convertible preferred securities issued by the trust.

(9)  COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of total comprehensive income
(loss):

                                                                          FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                      ----------------------------    ----------------------------
                                                                          2001            2002            2001            2002
                                                                      ------------    ------------    ------------    ------------
                                                                                              (IN MILLIONS)
Net (loss) income .................................................   $        (27)   $         (5)   $         19    $         72
                                                                      ------------    ------------    ------------    ------------
Other comprehensive (loss) income:
  Additional minimum non-qualified pension liability adjustment ...             (3)             --               1              --
  Cumulative effect of adoption of SFAS No. 133 ...................             --              --              38              --
  Net deferred (loss) gain from cash flow hedges ..................             (7)              5             (66)             41
  Reclassification of deferred gain on derivatives realized in
    net income ....................................................            (23)             (2)            (38)             (1)
                                                                      ------------    ------------    ------------    ------------
Other comprehensive (loss) income .................................            (33)              3             (65)             40
                                                                      ------------    ------------    ------------    ------------
Comprehensive (loss) income .......................................   $        (60)   $         (2)   $        (46)   $        112
                                                                      ============    ============    ============    ============

(10) RELATED PARTY TRANSACTIONS

     From time to time, CERC has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2001, CERC had net short-term receivables, included in accounts and notes receivable-affiliated companies, of $132 million, partially offset by net accounts payable of $93 million. As of September 30, 2002, CERC had net short-term borrowings, included in accounts and notes payable-affiliated companies, of $340 million and net accounts payable of $12 million. As of December 31, 2001, CERC had net long-term borrowings, included in notes payable-affiliated companies, totaling $27 million. As of September 30, 2002, CERC had net long-term receivables, included in notes receivable-affiliated companies, of $5 million. In August 2002, CERC paid a dividend of $350 million to CenterPoint Energy in the form of an intercompany note payable. In October 2002, CERC paid the intercompany note payable. Substantially all of the funds for repayment were obtained from borrowings under CERC Corp.'s revolving credit facility. For the three and nine months ended September 30, 2002, CERC had net interest expense related to affiliate borrowings of $2 million and $1 million, respectively.

     In 2001 and 2002, CERC supplied natural gas to Reliant Energy Services, Inc. (RES), a subsidiary of Reliant Resources. For the three and nine months ended September 30, 2001, the sales and services by CERC to CenterPoint Energy and its affiliates totaled $15 million and $148 million, respectively. For the three and nine months ended September 30, 2002, the sales and services by CERC to CenterPoint Energy and its affiliates totaled $24 million and $66 million, respectively. Purchases of natural gas by CERC from CenterPoint Energy and its affiliates were $85 million and $516 million for the three and nine months ended September 30, 2001, respectively, and $28 million and $186 million for the three and nine months ended September 30, 2002, respectively.

     CenterPoint Energy provides some corporate services to CERC. The costs of services have been directly charged to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate. Amounts charged to CERC for these services were $18 million and $55 million for the three and nine months ended September 30, 2001, respectively, and $24 million and $76 million for the three and nine months ended September 30, 2002, respectively, and are included primarily in operation and maintenance expenses.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including CERC.

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

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of September 30, 2002, CERC is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

     Manufactured Gas Plant Sites. CERC and its predecessors operated a manufactured gas plant (MGP) until 1960 adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW). CERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. CERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, CERC believes that two were neither owned nor operated by CERC. CERC believes it has no liability with respect to the sites it neither owned nor operated.

     At September 30, 2002, CERC had accrued $23 million for remediation of the Minnesota sites. At September 30, 2002, the estimated range of possible remediation costs was $10 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. CERC has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. Based on current information, CERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Other Minnesota Matters. At September 30, 2002, CERC had recorded accruals of $5 million for other environmental matters in Minnesota for which remediation may be required. At September 30, 2002, the estimated range of possible remediation costs was $3 million to $8 million.

     Mercury Contamination. CERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by CERC at some sites in the past, and CERC has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by CERC and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, CERC believes that the costs of any remediation of these sites will not be material to CERC's financial position, results of operations or cash flows.

     Potentially Responsible Party Notifications. From time to time CERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of CERC in activities at these sites, CERC does not believe that these matters will have a material adverse effect on CERC's financial position, results of operations or cash flows.

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

     Other Proceedings. On October 2, 2002, John and Heather Maher filed a suit in the 23rd Judicial District Court in Wharton County, Texas, against CenterPoint Energy, CERC, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code and civil conspiracy. The plaintiffs seek class certification, but no class has been certified at this time. The plaintiffs allege that defendants inflated the prices charged to consumers for the sale of natural gas for residential purposes. The plaintiffs seek actual, exemplary and statutory damages and civil penalties. CenterPoint Energy has been served but has not yet filed an answer. The ultimate outcome of the lawsuit cannot be predicted with any degree of certainty at this time. However, CenterPoint Energy believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations, or cash flows.

     Other. CERC is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effects, if any, from the disposition of these matters will not have a material adverse effect on CERC's financial position, results of operations or cash flows.

(12) REPORTABLE BUSINESS SEGMENTS

     Because CERC Corp. is a wholly owned subsidiary of CenterPoint Energy, CERC's determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

     CERC's reportable business segments include the following: Natural Gas Distribution, Pipelines and Gathering and Other Operations. For descriptions of the reportable business segments, see Note 13 to the RERC Corp. 10-K/A Notes, which is incorporated herein by reference.

     Beginning in the first quarter of 2002, CERC began to evaluate performance on an earnings (loss) before interest expense, distribution on trust preferred securities and income taxes (EBIT) basis. Prior to 2002, CERC evaluated performance on the basis of operating income. EBIT, as defined, is shown because CERC believes it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. CERC expects that some analysts and investors will want to review this measure when evaluating CERC. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Reportable business segments from previous years have been restated to conform to the 2002 presentation. Additionally, CERC's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

     The following table summarizes financial data for the reportable business segments:

                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  ----------------------------------------------------
                                   REVENUES FROM          NET
                                   THIRD PARTIES      INTERSEGMENT
                                   AND AFFILIATES       REVENUES            EBIT
                                  ---------------   ---------------    ---------------
                                                     (IN MILLIONS)
Natural Gas Distribution ......   $           603   $             5    $           (20)
Pipelines and Gathering .......                51                41                 34
Other Operations ..............                --                --                 (4)
Sales to Affiliates ...........                15                --                 --
Eliminations ..................                --               (46)                (3)
                                  ---------------   ---------------    ---------------
Consolidated ..................   $           669   $            --    $             7
                                  ===============   ===============    ===============

                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  ----------------------------------------------------
                                   REVENUES FROM         NET
                                   THIRD PARTIES     INTERSEGMENT
                                  AND AFFILIATES       REVENUES             EBIT
                                  ---------------   ---------------    ---------------
                                                     (IN MILLIONS)
Natural Gas Distribution ......   $           664   $            17    $            --
Pipelines and Gathering .......                49                39                 43
Other Operations ..............                --                --                 (2)
Sales to Affiliates ...........                24                --                 --
Eliminations ..................                --               (56)                (4)
                                  ---------------   ---------------    ---------------
Consolidated ..................   $           737   $            --    $            37
                                  ===============   ===============    ===============

                                                                                              AS OF
                                                                                           DECEMBER 31,
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001             2001
                                  ----------------------------------------------------    ---------------
                                   REVENUES FROM           NET
                                   THIRD PARTIES      INTERSEGMENT
                                  AND AFFILIATES        REVENUES              EBIT           TOTAL ASSETS
                                  ---------------   ---------------    ---------------    ---------------
                                                     (IN MILLIONS)
Natural Gas Distribution ......   $         3,728   $            91    $            76    $         3,732
Pipelines and Gathering .......               176               142                107              2,361
Other Operations ..............                --                --                 (3)               495
Sales to Affiliates ...........               148                --                 --                 --
Eliminations ..................                --              (233)                (4)              (599)
                                  ---------------   ---------------    ---------------    ---------------
Consolidated ..................   $         4,052   $            --    $           176    $         5,989
                                  ===============   ===============    ===============    ===============

                                                                                               AS OF
                                                                                           SEPTEMBER 30,
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002             2002
                                  ----------------------------------------------------    ---------------
                                   REVENUES FROM         NET
                                   THIRD PARTIES    INTERSEGMENT
                                  AND AFFILIATES       REVENUES              EBIT           TOTAL ASSETS
                                  ---------------   ---------------    ---------------    ---------------
                                                     (IN MILLIONS)
Natural Gas Distribution ......   $         2,621   $            37    $           124    $         3,608
Pipelines and Gathering .......               161               121                122              2,409
Other Operations ..............                --                --                 (2)               134
Sales to Affiliates ...........                66                --                 --                 --
Eliminations ..................                --              (158)                (9)              (357)
                                  ---------------   ---------------    ---------------    ---------------
Consolidated ..................   $         2,848   $            --    $           235    $         5,794
                                  ===============   ===============    ===============    ===============


     Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                        ----------------------------    ----------------------------
                                           2001            2002            2001            2002
                                        ------------    ------------    ------------    ------------
                                                               (IN MILLIONS)
Operating Income ....................   $          5    $         37    $        163    $        229
Other Income, net ...................              2              --              13               6
                                        ------------    ------------    ------------    ------------
Earnings Before Interest and Taxes ..              7              37             176             235
Interest Expense ....................            (40)            (39)           (119)           (113)
                                        ------------    ------------    ------------    ------------
(Loss) Income Before Income Taxes ...            (33)             (2)             57             122
Income Tax (Benefit) Expense ........             (6)              3              38              50
                                        ------------    ------------    ------------    ------------
Net (Loss) Income ...................   $        (27)   $         (5)   $         19    $         72
                                        ============    ============    ============    ============

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

     The following narrative analysis should be read in combination with CERC Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

     In December 2000, Reliant Energy, Incorporated (Reliant Energy) transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources), which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger pursuant to which the following occurred on August 31, 2002 (which is referred to herein as the Restructuring):

     o CenterPoint Energy, Inc. (CenterPoint Energy) became the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries, including CERC, became subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     After the Restructuring, CenterPoint Energy distributed the shares of common stock of Reliant Resources that it owned to CenterPoint Energy's shareholders (which is referred to herein as the Distribution) in a tax-free transaction.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint Energy to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, CenterPoint Energy has obtained authority from its state regulators to divide the gas distribution businesses conducted by CERC Corp.'s three unincorporated gas distribution divisions, CenterPoint Energy Entex, CenterPoint Energy Arkla and CenterPoint Energy Minnegasco, among three separate entities. The entity that would hold the CenterPoint Energy Entex assets would also hold ownership of CERC Corp.'s natural gas pipelines and gathering business. CenterPoint Energy must also receive approval of these transactions under the 1935 Act. Although CERC Corp. expects this business restructuring of CERC Corp. may be completed, CERC Corp. can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the CERC Corp. restructuring, see "Our Business -- Status of Business Separation" in Item 1 of the RERC Corp. Form 10-K/A, which is incorporated by reference herein.

     CERC Corp. meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, CERC Corp. has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of CERC between the three months and nine months ended September 30, 2002 and the three months and nine months ended September 30, 2001. Reference is made to Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Subsidiaries in Item 7 of the RERC Corp. Form 10-K/A, which is incorporated by reference herein.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------    ----------------------------------
                                             2001               2002               2001               2002
                                        ---------------    ---------------    ---------------    ---------------
                                                                     (IN MILLIONS)
Operating Revenues ..................   $           669    $           737    $         4,052    $         2,848
Operating Expenses ..................              (664)              (700)            (3,889)            (2,619)
                                        ---------------    ---------------    ---------------    ---------------
Operating Income, net ...............                 5                 37                163                229
Other Income, net ...................                 2                 --                 13                  6
                                        ---------------    ---------------    ---------------    ---------------
Earnings Before Interest and Taxes ..                 7                 37                176                235
Interest Expense ....................               (40)               (39)              (119)              (113)
                                        ---------------    ---------------    ---------------    ---------------
Income (Loss) Before Income Taxes ...               (33)                (2)                57                122
Income Tax (Benefit) Expense ........                (6)                 3                 38                 50
                                        ---------------    ---------------    ---------------    ---------------
  Net (Loss) Income .................   $           (27)   $            (5)   $            19    $            72
                                        ===============    ===============    ===============    ===============

     For the third quarter of 2002, CERC's net loss was $5 million compared to a net loss of $27 million for the same period in 2001. The $22 million decrease was primarily due to:

     o a significant reduction in bad debt expense in the Natural Gas Distribution business segment as a result of improved collections and lower gas prices in 2002; and

     o decreased amortization expense of approximately $12 million as a result of the discontinuance of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" (SFAS No. 142).

     For the first nine months of 2002, CERC's net income was $72 million compared to net income of $19 million for the same period in 2001. The $53 million increase was primarily due to:

     o a significant reduction in bad debt expense in the Natural Gas Distribution business segment as a result of improved collections and lower gas prices in 2002;

     o decreased amortization expense of approximately $37 million as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as discussed above; and

     o changes in estimates of unbilled revenues and deferred gas costs which negatively impacted the second quarter of 2001.

     The above items were partially offset by milder weather during the first nine months of 2002 compared to 2001.

     CERC's operating revenues for the three and nine months ended September 30, 2002, were $0.7 billion and $2.8 billion, respectively, compared to $0.7 billion and $4.1 billion, respectively, for the same periods in 2001. The year to date decrease was primarily due to significantly milder weather and lower gas prices in 2002 compared to 2001, partially offset by customer growth in 2002.

     CERC's operating expenses for the three and nine months ended September 30, 2002, were $0.7 billion and $2.6 billion, respectively, compared to $0.7 billion and $3.9 billion, respectively, for the same periods in 2001. The year to date decrease was primarily due to the same reasons for the decreases in revenues discussed above.

     CERC recorded income tax expense of $3 million on a pre-tax loss of $2 million for the three months ended September 30, 2002, versus a tax benefit of $6 million on a pre-tax loss of $33 million for the three months ended September 30, 2001. The increase in tax expense is the result of higher state tax expense.

     CERC's effective tax rate for the first nine months of 2002 was 41% compared to 66% for the same period in 2001. The decrease in the effective rate was primarily the result of an increase in pre-tax income, which diluted the impact of the permanent items on CERC's effective tax rate, and a decrease in the effective state tax rate on CERC's pre-tax income.

     Seasonality and Other Factors. CERC's results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. CERC's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by CERC, competition in CERC's various business operations, debt service costs and income tax expense.

     For a discussion of certain other factors that may affect CERC's future earnings, please read "Management's Narrative Analysis of Financial Condition and Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC Operations" in the RERC Form 10-K/A, which information is incorporated herein by reference.

                                    LIQUIDITY

     Long-Term Debt and Trust Preferred Securities. Of the $1.95 billion of CERC Corp. debt outstanding at September 30, 2002, approximately $1.8 billion principal amount is senior and unsecured and, approximately $79.4 million principal amount with a final maturity of 2012 is subordinated. In addition, the aggregate principal amount of CERC Corp. debentures relating to the trust preferred securities, issued by a statutory business-trust subsidiary of CERC Corp., are subordinated.

     The issuance of secured debt by CERC Corp. is limited under an indenture between CERC Corp. (successor to Arkla, Inc.) and Citibank N.A. dated December 1, 1986 relating to approximately $145 million principal amount of debt maturing in 2006 which provides for equal and ratable security for such debt in the event debt secured by "principal property" (as defined in the indenture) is issued. Other than this indenture, agreements relating to the issuance of long-term debt do not restrict the issuance of secured debt. Additionally, our $350 million credit agreement expiring in March 2003 prohibits the issuance of debt secured by "principal property". The definition is similar to that contained in the indenture described above. Finally, our ability to issue secured debt may be limited under the terms of agreements entered into by CenterPoint Energy.

     Short-Term Debt. During the balance of 2002 and 2003, our bank facilities are scheduled to terminate on the dates indicated below.

                                                            TOTAL
                                                          COMMITTED
    TYPE OF FACILITY         TERMINATION DATE              CREDIT
    ----------------         ----------------           -------------
                                                        (in millions)
    Revolver                 March 31, 2003                $   350
    Receivables              November 15, 2002                 150
                                                           -------
                                                           $   500
                                                           =======

     The revolving credit facility contains various business and financial covenants including a covenant restricting CERC Corp.'s debt as a percentage of its total capitalization to 55%. At September 30, 2002, CERC Corp.'s debt to total capitalization ratio was 53.7%.

     We expect to refinance borrowings under the revolving credit facility at CERC Corp. on or prior to the March 31, 2003 expiration date of the facility. Refinancing may be accomplished through the issuance of long-term debt, short-term debt or a combination.

     CERC Corp. is currently in negotiations to replace the $150 million receivables facility with a new facility having a one-year term. There can be no assurance that CERC Corp. will be successful in replacing this facility or that the terms and conditions of any such facility would not be less advantageous to CERC Corp. than the terms and conditions of the existing receivables facility.

     Capital Requirements. We anticipate investing up to $1.3 billion in capital expenditures in the years 2002 through 2006, including $188 million expended during the nine months ended September 30, 2002. We anticipate capital expenditures to be approximately $259 million and $267 million in 2002 and 2003, respectively.

     Cash Requirements in 2002 and 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the fourth quarter of 2002 include the following:

     o    approximately $71 million of capital expenditures;

     o the repurchase of $120 million of receivables under a $150 million receivables facility or the cessation of sales of receivables unless a replacement facility is arranged; and

     Our principal cash requirements during 2003 include the following:

     o    approximately $267 million of capital expenditures;

     o the replacement of a $350 million bank facility or the refinancing of borrowings under such facility; and

     o    remarketing or refinancing of $500 million of debt.

     We expect to meet our capital requirements with cash flows from operations, short-term borrowings and proceeds from debt offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from short-term borrowings, including the renewal, extension or replacement of existing bank facilities, and anticipated sales of securities in the capital markets will be sufficient to meet our cash needs.

     At September 30, 2002, $50 million principal amount of debt securities was registered with the SEC. These debt securities may be sold in a public offering. The amount of any debt issuance, whether registered or unregistered, is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Proceeds from the sales of securities are expected to be used primarily to refinance existing long-term and short-term debt.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 4, 2002, Moody's Investors Service, Inc. (Moody's), Standard & Poor's, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior debt of CERC Corp.:

                   MOODY'S                     S&P                        FITCH
           ----------------------       -------------------        ---------------------
           RATING         OUTLOOK       RATING        WATCH        RATING        OUTLOOK
           ------         -------       ------        -----        ------        -------
            Ba1          Negative(1)     BBB        Negative(2)     BBB        Negative(3)

          --------------

          (1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook.

          (2) S&P's CreditWatch "negative" indicates a potential for a downgrade within a relatively short period of time usually related to a specific event.

          (3) A "negative" outlook from Fitch encompasses a one- to two-year horizon as to the likely rating direction.

     We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

     A decline in credit ratings would increase commitment fees and borrowing costs under our existing bank facilities. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

     Our bank facilities contain "material adverse change" clauses that could impact our ability to borrow under these facilities. The "material adverse change" clause in our revolving credit facility applies to new borrowings under the facility and relates to changes since the most recent financial statements delivered to the banks. Financial statements are delivered quarterly.

     The $150 million receivables facility of CERC Corp. requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would need to be repurchased or receivables would cease to be sold in the event a credit rating fell below the threshold. The credit thresholds contained in the receivables facility which is expected to replace the existing facility may differ.

     CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary, provides comprehensive natural gas sales and services to industrial and commercial customers who are primarily located within or near the territories served by our pipelines and distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard to the industry that establish credit thresholds and then require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case), falls below those levels. The senior unsecured debt of CERC Corp. is currently rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $25 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Our debentures and borrowings generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debentures, revolving credit facility or receivables facility. A payment default at CERC Corp. exceeding $50 million will cause a default under CenterPoint Energy's $3.85 billion bank facility.

     Pension and Postretirement Benefits Funding. We make contributions to achieve adequate funding of parent company sponsored pension and postretirement benefits in accordance with applicable regulations and rate orders. Due to the decline in current market value of the pension plan's assets, the value of the plan's assets is less than our accumulated pension benefit obligation. As a result, we may be required to record a non-cash minimum pension liability adjustment to other comprehensive income during the fourth quarter of 2002, which could be material. Recording a minimum liability adjustment will not effect our results of operations or our ability to meet any existing financial covenants related to our debt facilities. Additionally, we are not required to make any pension contributions in 2002 and 2003.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     o the need to provide cash collateral in connection with certain contracts;

     o acceleration of payment dates on certain gas supply contracts under certain circumstances;

     o    various regulatory actions

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with short-term borrowings of, and/or cash held by, CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act.

     Capitalization.  Factors affecting our capitalization include:

     o    covenants in our bank facilities and other borrowing agreements; and

     o limitations imposed on us because our parent is a registered holding company.

     In connection with our parent company's registration as a public utility holding company under the 1935 Act, the SEC has limited the aggregate amount of CERC Corp.'s external borrowings to $2.7 billion, and the SEC has placed limitations on our dividends and requires that common equity as a percentage of our total capitalization must be at least 30% after the payment of such dividends.

     Restructuring. Our parent company has obtained authority from its state regulators to restructure the businesses of CERC in order to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act. Although it is expected that this business restructuring of CERC Corp. may be completed, we can provide no assurance that it will, in fact, occur, or that our parent will be exempt from registration under the 1935 Act.

     Relationship with CenterPoint Energy. We are a wholly-owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003, and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods we use to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. We adopted SFAS No. 144 on January 1, 2002.

     See Note 3 for a discussion of our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001. See Note 6 for a discussion of our adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting CERC, please review Note 11 to CERC's Interim Financial Statements, Item 3 of the RERC Corp. Form 10-K/A and Note 10 to the RERC Corp. 10-K/A Notes, which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

    Forward-Looking Statements. From time to time, CERC Corp. makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify the forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     CERC Corp. has based its forward-looking statements on its management's beliefs and assumptions based on information available to its management at the time the statements are made. CERC Corp. cautions you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, CERC Corp. cannot assure you that actual results will not differ materially from those expressed or implied by its forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state and federal legislative and regulatory actions or developments, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, changes in or application of environmental and other laws or regulations applicable to other aspects of our business;

     o    the successful and timely completion of our capital projects;

     o industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     o our pursuit of potential business strategies, including acquisitions or disposition of assets;

     o    changes in business strategy or development plans;

     o    changes in interest rates or rates of inflation;

     o    unanticipated changes in operating expenses and capital expenditures;

     o    weather variations and other natural phenomena;

     o the timing and extent of changes in commodity prices, particularly natural gas;

     o commercial bank and financial market conditions, our access to capital, the costs of such capital and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets for transmission and distribution companies;

     o    actions by rating agencies;

     o    legal and administrative proceedings and settlements;

     o    changes in tax laws;

     o inability of various counterparties to meet their obligations with respect to our financial instruments;

     o    any lack of effectiveness of our disclosure controls and procedures;

     o    changes in technology;

     o significant changes in our relationship with our employees, including the availability of qualified personnel and the potential adverse effects if labor disputes or grievances were to occur;

     o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

     o    the availability and price of insurance;

     o political, legal regulatory and economic conditions and developments in the United States; and

     o other factors we discuss in the RERC Corp. Form 10-K/A, including those outlined in "Management's Narrative Analysis of Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and CERC Corp. undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                 Report or Registration         SEC File or
Exhibit Number          Description              Statement                      Registration Number     Exhibit References
--------------          ----------------------   --------------------           -------------------     ------------------
4(a)                    Third Supplemental       Form 8-K12B of CNP             1-31447                 4(h)
                        Indenture dated as       dated August 31,
                        of August 31, 2002       2002 and filed
                        among CenterPoint        with the SEC on
                        Energy, Inc. ("CNP"),    September 6, 2002
                        Reliant Energy,
                        Incorporated
                        ("REI"), Reliant
                        Energy Resources
                        Corp. ("RERC") and
                        The Bank of New
                        York (supplementing
                        the Indenture dated
                        as of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(b)                    Second Supplemental      Form 8-K12B dated              1-31447                 4(i)
                        Indenture dated as       August 31, 2002
                        of August 31, 2002       filed with the SEC
                        among CNP, REI,          on September 6,
                        RERC and JPMorgan        2002
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible

                                                Report or Registration         SEC File or
Exhibit Number          Description             Statement                      Registration Number    Exhibit References
--------------          --------------------    --------------------           -------------------    ------------------
                        Subordinated
                        Debentures due 2012
                        were issued)

+99                     Items incorporated by
                        reference from the
                        RERC Corp. Form
                        10-K/A: Item 1, "Our
                        Business -- Status of
                        Business Separation,"
                        Item 3 "Legal
                        Proceedings," Item 7
                        "Management's
                        Narrative Analysis of
                        the Results of
                        Operations of Reliant
                        Energy Resources
                        Corp. and its
                        Consolidated
                        Subsidiaries --
                        Certain Factors
                        Affecting Our Future
                        Earnings -- Factors
                        Affecting the Results
                        of RERC Operations"
                        and Notes 3(f)
                        (Regulatory Assets),
                        5 (Derivative
                        Instruments), 7
                        (Trust Preferred
                        Securities), 10
                        (Commitments and
                        Contingencies) and 13
                        (Reportable Segments).

(b)  Reports on Form 8-K.

     On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, furnishing certifications of our financial statements by our Chief Executive Officer and Chief Financial Officer related to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

     On September 3, 2002, we filed a Current Report on Form 8-K dated August 31, 2002, to announce the restructuring of Reliant Energy, Incorporated.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CENTERPOINT ENERGY RESOURCES CORP.


                                              By: /s/ James S. Brian
                                                  ------------------------------
                                                      James S. Brian
                                                  Senior Vice President and
                                                  Chief Accounting Officer


Date: November 14, 2002

                                 CERTIFICATIONS

I, David M. McClanahan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Resources Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By: /s/ David M. McClanahan
    -----------------------------------------
        David M. McClanahan
        President and Chief Executive Officer

I, Gary L. Whitlock, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Resources Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By: /s/ Gary L. Whitlock
    --------------------------------------------------------
        Gary L. Whitlock
        Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                Report or Registration         SEC File or
Exhibit Number          Description             Statement                      Registration Number    Exhibit References
--------------          --------------------    ----------------------         -------------------    ------------------
4(a)                    Third Supplemental      Form 8-K12B of CNP             1-31447                4(h)
                        Indenture dated as      dated August 31,
                        of August 31, 2002      2002 and filed
                        among CenterPoint       with the SEC on
                        Energy, Inc. ("CNP"),   September 6, 2002
                        Reliant Energy,
                        Incorporated
                        ("REI"), Reliant
                        Energy Resources
                        Corp. ("RERC") and
                        The Bank of New
                        York (supplementing
                        the Indenture dated
                        as of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(b)                    Second Supplemental     Form 8-K12B dated              1-31447                4(i)
                        Indenture dated as      August 31, 2002
                        of August 31, 2002      filed with the SEC
                        among CNP, REI,         on September 6, 2002
                        RERC and JPMorgan
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible

                                                Report or Registration         SEC File or
Exhibit Number          Description             Statement                      Registration Number    Exhibit References
--------------          --------------------    ----------------------         -------------------    ------------------
                        Subordinated
                        Debentures due 2012
                        were issued)

+99                     Items incorporated by
                        reference from the
                        RERC Corp. Form
                        10-K/A: Item 1, "Our
                        Business -- Status of
                        Business Separation,"
                        Item 3 "Legal
                        Proceedings," Item 7
                        "Management's
                        Narrative Analysis of
                        the Results of
                        Operations of Reliant
                        Energy Resources
                        Corp. and its
                        Consolidated
                        Subsidiaries --
                        Certain Factors
                        Affecting Our Future
                        Earnings -- Factors
                        Affecting the Results
                        of RERC Operations"
                        and Notes 3(f)
                        (Regulatory Assets),
                        5 (Derivative
                        Instruments), 7
                        (Trust Preferred
                        Securities), 10
                        (Commitments and
                        Contingencies) and 13
                        (Reportable Segments)
                        of the RERC Corp.
                        10-K/A Notes.