Form 10-Q
period 2003-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2003-05-13
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                         ------------------------------


                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.

             (Exact name of registrant as specified in its charter)

               Delaware                                76-0511406
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

            1111 Louisiana
             Houston, Texas                           77002
  (Address of principal executive offices)          (Zip Code)

                                 (713) 207-1111
              (Registrant's telephone number, including area code)


CENTERPOINT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes __ No X

As of May 2, 2002, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION
                  Item 1. Financial Statements...............................................................   1
                      Statements of Consolidated Income
                         Three Months Ended March 31, 2002 and 2003 (unaudited)..............................   1
                      Consolidated Balance Sheets
                         December 31, 2002 and March 31, 2003 (unaudited)....................................   2
                      Statements of Consolidated Cash Flows
                         Three Months Ended March 31, 2002 and 2003 (unaudited)..............................   4
                      Notes to Unaudited Consolidated Financial Statements...................................   5
                  Item 2. Management's Narrative Analysis of the Results of Operations of
                      CenterPoint Energy Resources Corp. and Subsidiaries....................................  14
                  Item 4. Controls and Procedures............................................................  21

PART II. OTHER INFORMATION
                  Item 1. Legal Proceedings..................................................................  22
                  Item 5. Other Information..................................................................  22
                  Item 6. Exhibits and Reports on Form 8-K...................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2002            2003
                                                       ------------    ------------
REVENUES ...........................................   $  1,242,279    $  2,094,020
                                                       ------------    ------------

EXPENSES:
  Natural gas and fuel .............................        861,579       1,655,120
  Operation and maintenance ........................        164,713         177,666
  Depreciation and amortization ....................         40,271          43,910
  Taxes other than income taxes ....................         32,520          45,176
                                                       ------------    ------------
      Total ........................................      1,099,083       1,921,872
                                                       ------------    ------------

OPERATING INCOME ...................................        143,196         172,148
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense .................................        (35,577)        (35,820)
  Distribution on trust preferred securities .......             (6)             (6)
  Other, net .......................................          2,256           1,060
                                                       ------------    ------------
      Total ........................................        (33,327)        (34,766)
                                                       ------------    ------------

INCOME BEFORE INCOME TAXES .........................        109,869         137,382

   Income Tax Expense ..............................         40,700          49,210
                                                       ------------    ------------

NET INCOME .........................................   $     69,169    $     88,172
                                                       ============    ============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                                               DECEMBER 31,     MARCH 31,
                                                                                  2002            2003
                                                                               ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................................   $      9,237    $     83,248
  Accounts and notes receivable, principally customers, (net of allowance
     for doubtful accounts of $19,568 and $25,057, respectively) ...........        384,772         639,605
  Accrued unbilled revenue .................................................        284,112         277,082
  Materials and supplies ...................................................         32,264          31,946
  Natural gas inventory ....................................................        103,443          30,970
  Non-trading derivative assets ............................................         27,275          21,071
  Prepaid expenses and other current assets ................................         50,765          31,086
                                                                               ------------    ------------
    Total current assets ...................................................        891,868       1,115,008
                                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ............................................      3,885,820       3,938,476
  Less accumulated depreciation ............................................       (650,148)       (693,733)
                                                                               ------------    ------------
    Property, plant and equipment, net .....................................      3,235,672       3,244,743
                                                                               ------------    ------------

OTHER ASSETS:
  Goodwill .................................................................      1,740,510       1,740,510
  Other intangibles, net ...................................................         19,878          20,053
  Non-trading derivative assets ............................................          3,866           5,376
  Notes receivable - affiliated companies, net .............................         39,097          38,171
  Other ....................................................................         55,571         104,053
                                                                               ------------    ------------
    Total other assets .....................................................      1,858,922       1,908,163
                                                                               ------------    ------------

TOTAL ASSETS ...............................................................   $  5,986,462    $  6,267,914
                                                                               ============    ============


             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                        2002           2003
                                                                                     ------------   ------------
CURRENT LIABILITIES:
  Short-term borrowings ..........................................................   $    347,000   $         --
  Current portion of long-term debt ..............................................        517,616        250,917
  Accounts payable, principally trade ............................................        465,694        681,003
  Accounts and notes payable - affiliated companies, net .........................        101,231         15,979
  Interest accrued ...............................................................         49,084         29,933
  Taxes accrued ..................................................................             --         23,462
  Customer deposits ..............................................................         54,081         56,725
  Non-trading derivative liabilities .............................................          9,973          4,865
  Other ..........................................................................        102,510         70,477
                                                                                     ------------   ------------
        Total current liabilities ................................................      1,647,189      1,133,361
                                                                                     ------------   ------------

OTHER LIABILITIES:
  Accumulated deferred income taxes, net .........................................        595,889        619,452
  Benefit obligations ............................................................        132,434        130,321
  Non-trading derivative liabilities .............................................            873            485
  Other ..........................................................................        125,876        162,678
                                                                                     ------------   ------------
      Total other liabilities ....................................................        855,072        912,936
                                                                                     ------------   ------------

LONG-TERM DEBT ...................................................................      1,441,264      2,090,918
                                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY .......................................................................            508            508
                                                                                     ------------   ------------

STOCKHOLDER'S EQUITY:
  Common stock ...................................................................              1              1
  Paid-in capital ................................................................      1,986,364      1,986,364
  Retained earnings ..............................................................         44,804        132,976
  Accumulated other comprehensive income .........................................         11,260         10,850
                                                                                     ------------   ------------
      Total stockholder's equity .................................................      2,042,429      2,130,191
                                                                                     ------------   ------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ....................................   $  5,986,462   $  6,267,914
                                                                                     ============   ============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 2002            2003
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................................   $     69,169    $     88,172
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................         40,271          43,910
     Deferred income taxes ...............................................        (44,997)         23,598
     Changes in other assets and liabilities:
       Accounts and notes receivable, net ................................        100,084        (252,259)
       Accounts receivable/payable, affiliates ...........................        (25,872)       (113,887)
       Inventory .........................................................         81,819          72,791
       Accounts payable ..................................................        (11,004)        215,309
       Fuel cost recovery ................................................         40,438           7,056
       Interest and taxes accrued ........................................         86,255           8,767
       Net non-trading derivative assets and liabilities .................         (2,232)         (1,362)
       Other current assets ..............................................         (3,600)         19,678
       Other current liabilities .........................................        (44,570)        (29,388)
       Other assets ......................................................         (6,287)         (4,596)
       Other liabilities .................................................        (24,859)         34,804
                                                                             ------------    ------------
         Net cash provided by operating activities .......................        254,615         112,593
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................................        (48,655)        (50,732)
   Other, net ............................................................            847          (1,568)
                                                                             ------------    ------------
         Net cash used in investing activities ...........................        (47,808)        (52,300)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ............................................         (6,633)       (260,008)
   Proceeds from long-term debt ..........................................             --         650,000
   Debt issuance costs ...................................................             --         (51,798)
   Decrease in short-term borrowings, net ................................       (195,527)       (347,000)
   Increase in notes with affiliates, net ................................         10,224          29,561
   Other, net ............................................................           (626)         (7,037)
                                                                             ------------    ------------
         Net cash provided by (used in) financing activities .............       (192,562)         13,718
                                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................         14,245          74,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .....................         16,425           9,237
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...........................   $     30,670    $     83,248
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ..............................................................   $     49,209    $     54,930
   Income taxes ..........................................................            166             793


             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.), formerly Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (the Company), are the CERC Corp.'s consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. (CERC Corp. Form 10-K) for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (SEC) on March 12, 2003.

     The Company is a wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy).

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business. Prior to the Restructuring, CenterPoint Energy and Reliant Energy obtained an order from the SEC that authorized the Restructuring transactions, including the distribution to CenterPoint Energy's shareholders of the shares of common stock of Reliant Resources, Inc. that it owned, and granted CenterPoint Energy certain authority with respect to financing for CenterPoint Energy and its subsidiaries, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003. CenterPoint Energy must obtain a further order from the SEC under the 1935 Act, related to, among other things, the financing activities of CenterPoint Energy and its subsidiaries subsequent to June 30, 2003.

     In connection with CenterPoint Energy's registration as a public utility holding company under the 1935 Act, the SEC has limited the aggregate amount of the Company's external borrowings to $2.7 billion. The Company's ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts the Company's ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for the payment of dividends. Under these restrictions, the Company is permitted to pay dividends in excess of the respective current or retained earnings in an amount up to $100 million.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect earnings of the Company.

     The following notes to the consolidated financial statements in the CERC Corp. Form 10-K (CERC Corp. 10-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements: Note 3(e) (Regulatory Matters),
     Note 5 (Derivative Instruments) and Note 10 (Commitments and
     Contingencies).

     For information regarding environmental matters and legal proceedings, see
     Note 9.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption.

     The Company has identified no asset retirement obligations. The Company's rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $385 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

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

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to materially affect the Company's consolidated financial statements. The Company has adopted the additional disclosure provisions of FIN 45 in its consolidated financial statements as of December 31, 2002.

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its results of operations or financial condition.

(3)  DERIVATIVE INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options (Energy Derivatives) to mitigate the impact of changes and cash flows of its natural gas businesses on its operating results and cash flows.

     Cash Flow Hedges. During the three months ended March 31, 2003, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the three months ended March 31, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of March 31, 2003, the Company expects $16 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     For additional information regarding the Company's use of derivatives, see
Note 5 to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

(4)  GOODWILL AND INTANGIBLES

     The components of the Company's other intangible assets consist of the following:

                              DECEMBER 31, 2002                 MARCH 31, 2003
                       -------------------------------    -------------------------------
                         CARRYING        ACCUMULATED        CARRYING       ACCUMULATED
                          AMOUNT         AMORTIZATION        AMOUNT        AMORTIZATION
                       --------------   --------------    --------------   --------------
                                                  (IN MILLIONS)
Land use rights ....   $            7   $           (2)   $            7   $           (2)
Other ..............               18               (3)               18               (3)
                       --------------   --------------    --------------   --------------
Total ..............   $           25   $           (5)   $           25   $           (5)
                       ==============   ==============    ==============   ==============

     The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. The Company has no intangible assets with indefinite lives recorded as of March 31, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended March 31, 2002 and 2003 was $0.3 million and $0.3 million, respectively. Estimated amortization expense for the remainder of 2003 is approximately $1.1 million and is approximately $2.1 million per year for the five succeeding fiscal years.

     Goodwill as of December 31, 2002 and March 31, 2003 by reportable business segment is as follows (in millions):

Natural Gas Distribution ...   $  1,085
Pipelines and Gathering ....        601
Other Operations ...........         55
                               --------
  Total ....................   $  1,741
                               ========

(5)  SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

     (a) Short-Term Borrowings

     Credit Facilities. As of March 31, 2003, the Company had a revolving credit facility that provided for an aggregate of $200 million in committed credit that is classified as short-term. The revolving credit facility terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid. As of March 31, 2003, such credit facility was not utilized.

     The revolving credit facility contains various business and financial covenants. The borrower is currently in compliance with the covenants.

     (b) Long-Term Debt

     On March 25 and April 14, 2003, the Company issued $650 million and $112 million, respectively, aggregate principal amount of 7.875% senior unsecured notes due in 2013. A portion of the proceeds was used to refinance $360 million aggregate principal amount of the Company's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay borrowings under the Company's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes are due to be refinanced or remarketed in November 2003.

     (c)  Receivables Facility

     In connection with the Company's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by CERC. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. The receivables facility terminates on November 14, 2003. As of December 31, 2002 and March 31, 2003, CERC had utilized $107 million and $150 million of its receivables facility, respectively.

(6)  TRUST PREFERRED SECURITIES

    A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and March 31, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

     The sole asset of the trust consists of convertible junior subordinated debentures of CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and a principal amount corresponding to the common and convertible preferred securities issued by the trust. For additional information regarding the convertible preferred securities, see Note 7 to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

(7) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                 -----------------------
                                                                   2002         2003
                                                                 ----------   ----------
                                                                      (IN MILLIONS)
Net income ...................................................   $       69   $       88
                                                                 ----------   ----------
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges .............           46           (1)
  Reclassification of deferred loss from cash flow hedges
   realized in net income ....................................            4            1
                                                                 ----------   ----------
Other comprehensive income ...................................           50           --
                                                                 ----------   ----------
Comprehensive income .........................................   $      119   $       88
                                                                 ==========   ==========


(8)  RELATED PARTY TRANSACTIONS

     From time to time, CERC has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2002, CERC had net short-term borrowings, included in accounts and notes payable-affiliated companies, of $74 million and net accounts payable of $27 million. As of March 31, 2003, CERC had net accounts payable of $16 million included in accounts and notes payable-affiliated companies. As of December 31, 2002 and March 31, 2003, CERC had net long-term receivables, included in notes receivable-affiliated companies, totaling $39 million and $38 million, respectively. For each of the three months ended March 31, 2002 and 2003, the Company had net interest expense related to affiliate borrowings of $0.1 million.

     In 2002, the Company supplied natural gas to Reliant Energy Services, Inc. (Reliant Energy Services), a subsidiary of Reliant Resources, which was an affiliate through September 30, 2002. For the three months ended March 31, 2002, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $14 million. For the three months ended March 31, 2003, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $5 million. Purchases of natural gas by the Company from Reliant Resources and its subsidiaries were $107 million for the three months ended March 31, 2002.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $13 million and $31 million for the three months ended March 31, 2002 and 2003, respectively, and are included primarily in operation and maintenance expenses.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company.

(9)   ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a)  Environmental Matters.

    Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against Reliant Energy Gas Transmission Company (REGT), Reliant Energy Pipeline Services, Inc., RERC Corp., Reliant Energy Services, Inc., other Reliant Energy entities and third parties, in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented seven times. As of May 1, 2003, there were 572 plaintiffs, a majority of whom are Louisiana residents. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts. Additionally on April 4, 2002, two plaintiffs filed a separate suit with identical allegations against the same parties in the same court. On January 6, 2003, two other plaintiffs filed a third suit of substantially similar allegations against CenterPoint Energy, as well as other defendants, in Bossier Parish (26th Judicial District Court).

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

    Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of March 31, 2003, the Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

    Manufactured Gas Plant Sites. The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, remediation has been completed on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in our Minnesota service territory, two of which the Company believes were neither owned nor operated by the Company, and for which it believes it has no liability.

    At March 31, 2003, the Company had accrued $19 million for remediation of the Minnesota sites. At March 31, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected $12.2 million at March 31, 2003 to be used for future environmental remediation.

    The Company has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for sites in other states. Recently, the Company was informed that it has been named as a defendant in a third party complaint in the U.S. District Court for Maine under which contribution is sought for the cost to remediate a former MGP site in Bangor, Maine. The claim is based on the previous ownership of the site by a former affiliate of one of the Company's divisions. The Company has not been served with the complaint and presently is not aware of details regarding the site, the extent of any legal obligation to contribute to site remediation or the estimated cost of remediation. Based on current information, the Company has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

    Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial condition, results of operations or cash flows.

    Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of the Company in activities at these sites, the Company does not believe that these matters will have a material adverse effect on its financial position, results of operations or cash flows.

(b)  Department of Transportation

    In December 2002, Congress enacted the Pipeline Safety Improvement Act of 2002. This legislation applies to the Company's interstate pipelines as well as its intra-state pipelines and local distribution companies. The legislation imposes several requirements related to ensuring pipeline safety and integrity. It requires companies to assess the integrity of their pipeline transmission and distribution facilities in areas of high population concentration and further requires companies to perform remediation activities, in accordance with the requirements of the legislation, over a 10-year period.

    In January 2003, the U.S. Department of Transportation published a notice of proposed rulemaking to implement provisions of the legislation. The Department of Transportation is expected to issue final rules by the end of 2003.

    While the Company anticipates that increased capital and operating expenses will be required to comply with the requirements of the legislation, it will not be able to quantify the level of spending required until the Department of Transportation's final rules are issued.

(c)  Legal Matters.

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

     In addition, CERC Corp., CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, Inc. and CenterPoint Energy-Mississippi River Transmission Corporation are defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. On April 10, 2003, the judge denied the plaintiffs' motion to certify the requested class. Plaintiffs have requested and secured 30 days to amend their petition and may seek to redefine the class to comply with the judge's findings. The action is currently pending in state court in Stevens County, Kansas.

    City of Tyler, Texas, Gas Costs Review. By letter to CenterPoint Energy Entex (Entex) dated July 31, 2002, the City of Tyler, Texas, forwarded various computations of what it believes to be excessive costs ranging from $2.8 million to $39.2 million for gas purchased by Entex for resale to residential and small commercial customers in that city under supply agreements in effect since 1992. Entex's gas costs for its Tyler system are recovered from customers pursuant to tariffs approved by the city and filed with both the city and the Railroad Commission of Texas (the Railroad Commission). Pursuant to an agreement, on January 29, 2003, Entex and the city filed a Joint Petition for Review of Charges for Gas Sales (Joint Petition) with the Railroad Commission. The Joint Petition requests that the Railroad Commission determine whether Entex has properly and lawfully charged and collected for gas service to its residential and commercial customers in its Tyler distribution system for the period beginning November 1, 1992, and ending October 31, 2002. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs and that the city has no legal or factual support for the statements made in its letter.

    Gas Cost Recovery Suits. In October 2002, a suit was filed in state district court in Wharton County, Texas, against CenterPoint Energy, the Company, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code, civil conspiracy and violations of the

Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas.
In February 2003, a similar suit was filed against the Company in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential and business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by the Company. The plaintiffs in both cases seek restitution for alleged overcharges, exemplary damages and penalties. The Company denies that it has overcharged any of its customers for natural gas and believes that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities.

    Other Proceedings. The Company is involved in other proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Management currently believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

(10)  REPORTABLE BUSINESS SEGMENTS

     Because CERC Corp. is an indirect wholly owned subsidiary of CenterPoint Energy, the Company's determination of reportable segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.

     The Company's reportable business segments include the following: Natural Gas Distribution, Pipelines and Gathering and Other Operations. For descriptions of the reportable business segments, see Note 13 to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

    The Company evaluates performance on an earnings (loss) before interest expense, distribution on trust preferred securities and income taxes (EBIT) basis. EBIT, as defined, is shown because it is a measure the Company uses to evaluate the performance of its business segments, and the Company believes it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. The Company expects that some analysts and investors will want to review EBIT when evaluating the Company. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

     The following table summarizes financial data for the reportable business segments:


                                                                                       AS OF
                                                                                    DECEMBER 31,
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2002             2002
                               -------------------------------------------------    ------------
                                                       NET
                                REVENUES FROM      INTERSEGMENT
                               THIRD PARTIES (1)     REVENUES          EBIT         TOTAL ASSETS
                               ----------------   --------------    ------------    ------------
                                                           (IN MILLIONS)
Natural Gas Distribution ...   $          1,180   $           --    $        110    $      4,051
Pipelines and Gathering ....                 62               30              38           2,481
Other Operations ...........                 --               --               1             206
Eliminations ...............                 --              (30)             (3)           (752)
                               ----------------   --------------    ------------    ------------
Consolidated ...............   $          1,242   $           --    $        146    $      5,986
                               ================   ==============    ============    ============

(1) Included in revenues from third parties are revenues from sales to Reliant Resources, a former affiliate, of $14 million for the three months ended March 31, 2002.

                                                                                  AS OF
                                                                                 MARCH 31,
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2003        2003
                               ---------------------------------------------    ------------
                                REVENUES FROM         NET
                                THIRD PARTIES     INTERSEGMENT
                                AND AFFILIATES      REVENUES          EBIT      TOTAL ASSETS
                               ----------------   --------------    --------    ------------
                                                            (IN MILLIONS)
Natural Gas Distribution ...   $          2,028   $           17    $    134    $      4,406
Pipelines and Gathering ....                 61               48          45           2,477
Other Operations ...........                 --                2          --             376
Sales to Affiliates ........                  5               --          --              --
Eliminations ...............                 --              (67)         (6)           (991)
                               ----------------   --------------    --------    ------------
Consolidated ...............   $          2,094   $           --    $    173    $      6,268
                               ================   ==============    ========    ============



         Reconciliation of Operating Income to EBIT and EBIT to Net Income:

                                  FOR THE THREE MONTHS ENDED
                                          MARCH 31,
                                 ----------------------------
                                      2002          2003
                                 ------------    ------------
                                        (IN MILLIONS)
Operating Income .............   $        143    $        172
Other Income, net ............              3               1
                                 ------------    ------------
EBIT .........................            146             173
Interest Expense .............            (36)            (36)
                                 ------------    ------------
Income Before Income Taxes ...            110             137
Income Tax Expense ...........            (41)            (49)
                                 ------------    ------------
Net Income ...................   $         69    $         88
                                 ============    ============

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

     The following narrative analysis should be read in combination with our interim financial statements and notes contained in Item 1 of this report.

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

     o Reliant Energy and its subsidiaries, including CenterPoint Energy Resources Corp. and its subsidiaries (CERC), became subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

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

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of CERC between the three months ended March 31, 2003 and the three months ended March 31, 2002. Reference is made to "Management's Narrative Analysis of the Results of Operations of CenterPoint Energy Resources Corp. and its Consolidated Subsidiaries" in Item 7 of the Annual Report on Form 10-K of CERC Corp. (CERC Corp. Form 10-K), which is incorporated by reference herein.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Business -- Risk Factors" in Item 1 of the CERC Corp. Form 10-K and "Management's Narrative Analysis of the Results of Operations of CenterPoint Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which is incorporated herein by reference.

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2002 and 2003, followed by a discussion of our consolidated results of operations based on earnings from continuing operations before interest expense, distribution on trust preferred securities and income taxes (EBIT). EBIT, as defined, is shown because it is a financial measure we use to evaluate the performance of our business segments and we believe it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. We expect that some analysts and investors will want to review EBIT when evaluating our company. EBIT is not defined under accounting principles generally accepted in the United States

(GAAP), should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. We consider operating income to be a comparable measure under GAAP. We believe the difference between operating income and EBIT on both a consolidated and business segment basis is not material. We have provided a reconciliation of consolidated operating income to EBIT and EBIT to net income below.

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2002          2003
                                                                     ------------    ------------
Operating Revenues ...............................................   $      1,242    $      2,094
                                                                     ------------    ------------
Operating Expenses:
   Natural gas and fuel ..........................................            862           1,655
   Operation and maintenance .....................................            165             178
   Depreciation and amortization .................................             40              44
   Taxes other than income taxes .................................             32              45
                                                                     ------------    ------------
          Total Operating Expenses ...............................          1,099           1,922
                                                                     ------------    ------------
Operating Income .................................................            143             172
Other Income, net ................................................              3               1
                                                                     ------------    ------------
EBIT .............................................................            146             173
Interest Expense and Distribution on Trust Preferred Securities ..            (36)            (36)
                                                                     ------------    ------------
Income Before Income Taxes .......................................            110             137
Income Tax Expense ...............................................            (41)            (49)
                                                                     ------------    ------------
  Net Income .....................................................   $         69    $         88
                                                                     ============    ============

     For the three months ended March 31, 2003, EBIT increased $27 million as compared to the same period in 2002. Operating margins (revenues less fuel costs) for the three months ended March 31, 2003 were $59 million higher than in the same period in 2002 primarily because of:

     o    continued customer growth ($4 million);

     o    higher revenues from rate increases late in 2002 ($11 million);

     o    colder weather ($7 million);

     o improved margins from our unregulated commercial and industrial sales ($9 million);

     o increased margins resulting from higher gas and liquid commodity prices ($9 million) which were partially offset by reduced project related revenues ($5 million); and

     o    franchise fees billed to customers ($11 million).

     These increases were partially offset by increased operating expenses as discussed below.

     Operations and maintenance expense increased $13 million for the three months ended March 31, 2003 as compared to the same period in 2002. The increase in operations and maintenance expense was primarily due to:

     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($4 million);

     o increased bad debt expense primarily due to colder weather and higher gas prices ($4 million); and

     o higher employee benefit expenses primarily due to increased pension costs ($5 million).

     The increases in operations and maintenance expense were partially offset by a decrease in project related costs ($5 million).

      Depreciation and amortization expense increased $4 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $13 million for the three months ended March 31, 2003 as compared to the same period in 2002, primarily due to increased franchise fees resulting from higher revenues ($11 million).

     Other Income, net decreased $2 million for the three months ended March 31, 2003 as compared to the same period in 2002 due to a decrease in interest income and other non-operating income.

     Our effective tax rate for the three months ended March 31, 2003 was 35.8% compared to 37.0% for the same period in 2002. The decrease in the effective rate for the first quarter of 2003 compared to 2002 was primarily the result of an increase in pre-tax income which diluted the impact of the permanent items on our effective tax rate, offset by an increase in state tax expense.

                                    LIQUIDITY

    Long-Term Debt and Trust Preferred Securities. Of the $2.3 billion of long-term debt and trust preferred securities outstanding at March 31, 2003, approximately $2.2 billion aggregate principal amount is senior and unsecured, and approximately $79.4 million aggregate principal amount with a final maturity of 2012 is subordinated. In addition, the debentures relating to $0.4 million of trust preferred securities issued by our statutory business-trust subsidiary are subordinated.

    The issuance of secured debt by us is limited under the terms of various debt instruments aggregating $907 million and having a final maturity of 2013 which provide for equal and ratable security for such debt in the event debt secured by "principal property" (as defined in the debt instruments) is issued. Additionally, our $200 million credit agreement expiring in March 2004 prohibits the issuance of debt secured by "principal property." The definition is similar to that contained in the debt instruments described above. Finally, our ability to issue secured debt is limited under the terms of agreements entered into by CenterPoint Energy. The assets that may be pledged as security for our debt is subject to SEC approval because our parent is a registered holding company.

    On February 28, 2003, CenterPoint Energy reached agreement with a syndicate of banks on a second amendment to its $3.85 billion bank facility. The amendment provides that proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for us and another $250 million basket for borrowings by CenterPoint Energy and other limited exceptions) to repay bank loans and reduce the bank facility. Cash proceeds from issuances of indebtedness to refinance indebtedness existing on October 10, 2002 are not subject to this limitation.

     On March 25 and April 14, 2003, we issued $650 million and $112 million, respectively, aggregate principal amount of 7.875% senior unsecured notes due in 2013. A portion of the proceeds were used to refinance $360 million aggregate principal amount of our 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay borrowings under the Company's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes is due to be refinanced or remarketed in November 2003.

     Short-Term Debt and Receivables Facility. Our revolver and receivables facility are scheduled to terminate on the dates indicated below.

                                            TOTAL            AMOUNT
                                          COMMITTED      OUTSTANDING AS OF
TYPE OF FACILITY    TERMINATION DATE       CREDIT         MARCH 31, 2003
----------------   ------------------   --------------   -----------------
                                                 (IN MILLIONS)
Receivables         November 14, 2003   $          150   $             150
Revolver               March 23, 2004              200                  --
                                        --------------   -----------------
     Total                              $          350   $             150
                                        ==============   =================

     On March 25, 2003, we obtained a $200 million revolving credit facility that terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

    On March 31, we had approximately $48 million in external temporary investments.

    Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act. The money pool may not provide sufficient funds to meet our cash needs. At March 31, 2003, we had not borrowed from or invested in the money pool.

    Capital Requirements. We anticipate investing up to an aggregate $1.3 billion in capital expenditures in the years 2003 through 2007, including approximately $264 million and $279 million in 2003 and 2004, respectively.

    Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. On April 30, 2003 we had unutilized capacity under our bank facility of $200 million and money pool investments of $30 million. Our principal remaining cash requirements during 2003 include the following:

     o   approximately $213 million of capital expenditures; and

     o remarketing or refinancing of $140 million of TERM Notes, plus the possible payment of option termination costs, which will be determined at the time of remarketing or refinancing (estimated to be $18.2 million as of March 31, 2003).

     We expect to meet our capital requirements with cash flows from operations, short-term borrowings and proceeds from debt offerings planned in 2003. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from short-term borrowings, including the renewal, extension or replacement of existing bank facilities, and anticipated sales of securities in the capital markets will be sufficient to meet our cash needs. However, disruptions in our ability to access the capital markets on a timely basis could adversely affect our liquidity. In addition, the cost of our debt issuances may be high. Please read "Business -- Risk Factors -- Risk Factors Associated with Financial Condition and Other Risks -- If we are unable to arrange future financings on acceptable terms, our ability to fund future capital expenditures and refinance existing indebtedness could be limited" in
Item 1 of the CERC 10-K, which is incorporated herein by reference.

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

    At March 31, 2003, we had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by the market's perception of our creditworthiness, general market conditions and factors affecting our industry. Proceeds from the sales of securities are expected to be used primarily to refinance debt.

    Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior unsecured debt of CERC Corp.:

      MOODY'S                S&P                  FITCH
--------------------   ------------------   ------------------
RATING    OUTLOOK(1)   RATING  OUTLOOK(2)   RATING  OUTLOOK(3)
------    ----------   ------  ----------   ------  ----------
Ba1        Negative    BBB      Stable      BBB      Stable

----------

(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook.

(2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

(3) A "stable" outlook from Fitch indicates the direction a rating is likely to move over a one- to two-year period.

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

    Our bank facility contains a "material adverse change" clause that could impact our ability to borrow under this facility. The "material adverse change" clause in our revolving credit facility applies to new borrowings under the facility, other than borrowings being used to repay commercial paper, and relates to changes since December 31, 2002 in our business, condition (financial or otherwise), operations, performance or properties.

    Our $150 million receivables facility requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would cease to be sold in the event a credit rating fell below the threshold.

    CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary, provides comprehensive natural gas sales and services to industrial and commercial customers that are primarily located within or near the territories served by our pipelines and distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and then require a party to provide additional collateral on two business days' notice when that party's credit rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of May 1, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $39 million; however, utilized credit capacity is significantly lower.

    Cross Defaults. Our debentures and borrowings generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debentures, revolving credit facility or receivables facility. A payment default on any indebtedness at CERC Corp. exceeding $50 million will cause a default under CenterPoint Energy's $3.85 billion bank facility entered into on February 28, 2003.

     Pension Plan. As discussed in Note 8(a) of the notes to the consolidated financial statements in the CERC 10-K (CERC Corp. 10-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $36 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the year ended December 31, 2002 was $13 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     o the need to provide cash collateral in connection with certain contracts;

     o acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of suppliers;

     o    increased costs related to the acquisition of gas for storage;

     o    increases in interest expense in connection with debt refinancings;
          and

     o    various regulatory actions.

     Capitalization. Factors affecting our capitalization include:

     o covenants and other provisions in our bank facility, receivables facility and other borrowing agreements; and

     o limitations imposed on us because our parent is a registered holding company.

     Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Our bank facility contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by CERC Corp.

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

                           OFF BALANCE SHEET FINANCING

    In connection with the November 2002 amendment and extension of our $150 million receivables facility, we formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by us. This transaction described above is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from our Consolidated Balance Sheets. For additional information regarding this transaction, please read Note 3(i) to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.2 billion or 52% of our total assets as of March 31, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2002, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

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

    We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of March 31, 2003, we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED REVENUES

    Revenues related to the sale and/or delivery of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003 were $284 million and $277 million, respectively, related to our Natural Gas Distribution business segment.

                          NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption.

    We have identified no asset retirement obligations. Our rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $385 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

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

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on its results of operations or financial condition.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    For a description of certain legal and regulatory proceedings affecting us, please review Note 9 to our interim financial statements, "Business -- Regulation" and "Business -- Environmental Matters" in Item 1 of the CERC Corp. 10-K, Item 3 of the CERC Corp. Form 10-K and Notes 10(c) and (d) to the CERC Corp. 10-K Notes, all of which are incorporated herein by reference.

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

    o   timely rate increases, including recovery of costs;

    o   the successful and timely completion of our capital projects;

    o industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

    o our pursuit of potential business strategies, including acquisitions or dispositions of assets;

    o   changes in business strategy or development plans;

    o the timing and extent of changes in commodity prices, particularly natural gas;

    o   changes in interest rates or rates of inflation;

    o   unanticipated changes in operating expenses and capital expenditures;

    o   weather variations and other natural phenomena;

    o   the timing and extent of changes in the supply of natural gas;

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

    o   changes in technology;

    o significant changes in our relationship with our employees, including the availability of qualified personnel and potential adverse effects if labor disputes or grievances were to occur;

    o   significant changes in critical accounting policies;

    o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

    o   the availability and price of insurance;

    o political, legal, regulatory and economic conditions and developments in the United States; and

    o other factors we discuss in the CERC Corp. Form 10-K, including those outlined in "Management's Narrative Analysis of Results of Operations of CenterPoint Energy Resources Corp. and its Consolidated Subsidiaries -- Certain Factors Affecting Our Future Earnings."

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

                                                                REPORT OR              SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                         STATEMENT                  NUMBER        REFERENCE
---------  ---------------------------------------   ------------------------------    -------------   -------------
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

 3(a)(3)   -   Certificate of Amendment changing     Form 10-K for the year ended         1-3187         3(a)(3)
               the name to Reliant Energy            December 31, 1998
               Resources Corp.

  3(b)     -   Bylaws of RERC Corp.                  Form 10-K for the year ended         1-3187         3(b)
                                                     December 31, 1997

                                                                REPORT OR              SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                         STATEMENT                  NUMBER        REFERENCE
---------  ---------------------------------------     ----------------------------    -------------   -------------
  +4(a)    -    $200,000,000 Credit Agreement,
                dated as of March 25, 2003, among
                CERC Corp., as Borrower, and the
                Initial Lenders named therein, as
                Initial Lenders
           -
  4(b)     -    Supplemental Indenture No. 5, dated    Form 8-K dated March 18, 2003        1-3187           4.1
                as of March 25, 2003, to Indenture,
                dated as of February 1, 1998,
                between CERC Corp. and JPMorgan
                Chase, as Trustee
           -
  4(c)     -    Supplemental Indenture No. 6, dated    Form 8-K dated April 7, 2003         1-3187           4.2
                as of April 14, 2003, to Indenture,
                dated as of February 1, 1998,
                between CERC Corp. and JPMorgan
                Chase, as Trustee
           -
 +99(a)    -    Section 906 Certification of David
                M. McClanahan
           -
 +99(b)    -    Section 906 Certification of Gary
                L. Whitlock
           -
 +99(c)    -    Items incorporated by reference
                from the CERC Corp. Form 10-K.
                Item 1 "Business -- Regulation,"
                "Business -- Environmental
                Matters," and "Business -- Risk
                Factors," Item 3 "Legal
                Proceedings" and Item 7
                "Management's Narrative Analysis of
                the Results of Operations of
                CenterPoint Energy Resources Corp.
                and its Consolidated Subsidiaries"
                and Notes 3(e) (Regulatory
                Matters), 3(i) (Accounts Receivable
                and Allowance for Doubtful
                Accounts), 5 (Derivative
                Instruments), 7 (Trust Preferred
                Securities), 8(a) (Pension Plans),
                10(c) (Environmental Matters),
                10(d) (Other Legal Matters) and 13
                (Reportable Segments).

(b)  Reports on Form 8-K.

     On March 27, 2003, we filed a Current Report on Form 8-K dated March 18, 2003, announcing the pricing and closing of $650 million of senior notes in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

     On May 1, 2003, we filed a Current Report on Form 8-K dated April 7, 2003, announcing the pricing and closing of $112 million of senior notes which will be added to and form a single series with its prior existing 7.875% senior notes due on April 1, 2013, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENTERPOINT ENERGY RESOURCES CORP.




                            By:            /s/ James S. Brian
                                -----------------------------------------------
                                               James S. Brian
                            Senior Vice President and Chief Accounting Officer



Date:  May 13, 2003

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

Date:  May 13, 2003



By:    /s/ David M. McClanahan
    --------------------------------------------
           David M. McClanahan
           President and Chief Executive Officer

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

Date:  May 13, 2003



By:     /s/ Gary L. Whitlock
    ------------------------------------------------------------
            Gary L. Whitlock
            Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                REPORT OR              SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                         STATEMENT                  NUMBER        REFERENCE
---------  ---------------------------------------   ------------------------------    -------------   -------------
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

 3(a)(3)   -   Certificate of Amendment changing     Form 10-K for the year ended         1-3187         3(a)(3)
               the name to Reliant Energy            December 31, 1998
               Resources Corp.

  3(b)     -   Bylaws of RERC Corp.                  Form 10-K for the year ended         1-3187         3(b)
                                                     December 31, 1997


  +4(a)    -    $200,000,000 Credit Agreement,
                dated as of March 25, 2003, among
                CERC Corp., as Borrower, and the
                Initial Lenders named therein, as
                Initial Lenders
           -
  4(b)     -    Supplemental Indenture No. 5, dated    Form 8-K dated March 18, 2003        1-3187           4.1
                as of March 25, 2003, to Indenture,
                dated as of February 1, 1998,
                between CERC Corp. and JPMorgan
                Chase, as Trustee
           -
  4(c)     -    Supplemental Indenture No. 6, dated    Form 8-K dated April 7, 2003         1-3187           4.2
                as of April 14, 2003, to Indenture,
                dated as of February 1, 1998,
                between CERC Corp. and JPMorgan
                Chase, as Trustee
           -
 +99(a)    -    Section 906 Certification of David
                M. McClanahan
           -
 +99(b)    -    Section 906 Certification of Gary
                L. Whitlock
           -
 +99(c)    -    Items incorporated by reference
                from the CERC Corp. Form 10-K.
                Item 1 "Business -- Regulation,"
                "Business -- Environmental
                Matters," and "Business -- Risk
                Factors," Item 3 "Legal
                Proceedings" and Item 7
                "Management's Narrative Analysis of
                the Results of Operations of
                CenterPoint Energy Resources Corp.
                and its Consolidated Subsidiaries"
                and Notes 3(e) (Regulatory
                Matters), 3(i) (Accounts Receivable
                and Allowance for Doubtful
                Accounts), 5 (Derivative
                Instruments), 7 (Trust Preferred
                Securities), 8(a) (Pension Plans),
                10(c) (Environmental Matters),
                10(d) (Other Legal Matters) and 13
                (Reportable Segments).