Form 10-Q
period 2003-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2003-08-13
CIK 1042773

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 4, 2003, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

            Item 1. Financial Statements .................................................................................1
                 Statements of Consolidated Income
                    Three and Six Months Ended June 30, 2002 and 2003 (unaudited) ........................................1
                 Consolidated Balance Sheets
                    December 31, 2002 and June 30, 2003 (unaudited) ......................................................2
                 Statements of Consolidated Cash Flows
                    Six Months Ended June 30, 2002 and 2003 (unaudited) ..................................................4
                 Notes to Unaudited Consolidated Financial Statements ....................................................5
            Item 2. Management's Narrative Analysis of the Results of Operations of
                 CenterPoint Energy Resources Corp. and Subsidiaries ....................................................15
            Item 4. Controls and Procedures .............................................................................24

PART II      OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................................25
            Item 5. Other Information ...................................................................................25
            Item 6. Exhibits and Reports on Form 8-K ....................................................................28

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state and federal legislative and regulatory actions or developments, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), and changes in or application of laws or regulations applicable to other aspects of our business and actions;

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

     o commercial bank and financial market conditions, our access to capital, the costs of such capital, receipt of certain approvals under the 1935 Act and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

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

     o political, legal, regulatory and economic conditions and developments in the United States; and

     o    other factors we discuss in this report, including those outlined in
          Item 5 in Part II under "Risk Factors."

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
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------      ----------------------------
                                                      2002             2003             2002             2003
                                                  -----------      -----------      -----------      -----------
REVENUES ....................................     $   868,471      $ 1,031,595      $ 2,110,750      $ 3,125,616
                                                  -----------      -----------      -----------      -----------

EXPENSES:
   Natural gas ..............................         583,526          735,658        1,445,105        2,390,778
   Operation and maintenance ................         164,788          161,793          329,501          339,460
   Depreciation and amortization ............          41,981           44,281           82,252           88,191
   Taxes other than income taxes ............          29,800           22,928           62,320           68,104
                                                  -----------      -----------      -----------      -----------
       Total ................................         820,095          964,660        1,919,178        2,886,533
                                                  -----------      -----------      -----------      -----------

OPERATING INCOME ............................          48,376           66,935          191,572          239,083
                                                  -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense .........................         (38,056)         (48,326)         (73,633)         (84,145)
   Distribution on trust preferred securities              (7)              (6)             (13)             (12)
   Other, net ...............................           3,598            2,380            5,854            3,439
                                                  -----------      -----------      -----------      -----------
       Total ................................         (34,465)         (45,952)         (67,792)         (80,718)
                                                  -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES ..................          13,911           20,983          123,780          158,365

   Income Tax Expense .......................           6,164            6,325           46,864           55,535
                                                  -----------      -----------      -----------      -----------

NET INCOME ..................................     $     7,747      $    14,658      $    76,916      $   102,830
                                                  ===========      ===========      ===========      ===========


             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                            DECEMBER 31,       JUNE 30,
                                                                                               2002              2003
                                                                                            ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents ..........................................................     $     9,237      $    21,245
   Accounts and notes receivable, principally customers, (net of allowance for doubtful
      accounts of $19,568 and $24,587, respectively) ..................................         380,317          352,052
   Accrued unbilled revenue ...........................................................         284,112          135,265
   Accounts and notes receivable - affiliated companies, net ..........................              --           45,001
   Materials and supplies .............................................................          32,264           33,555
   Natural gas inventory ..............................................................         103,443          106,341
   Non-trading derivative assets ......................................................          27,275           21,953
   Taxes receivable ...................................................................          61,512           17,405
   Prepaid expenses ...................................................................          20,767            4,471
   Other ..............................................................................          29,998           25,911
                                                                                            -----------      -----------
     Total current assets .............................................................         948,925          763,199
                                                                                            -----------      -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ......................................................       3,885,820        3,964,268
   Less accumulated depreciation ......................................................        (650,148)        (705,122)
                                                                                            -----------      -----------
     Property, plant and equipment, net ...............................................       3,235,672        3,259,146
                                                                                            -----------      -----------

OTHER ASSETS:
   Goodwill ...........................................................................       1,740,510        1,740,510
   Other intangibles, net .............................................................          19,878           20,253
   Non-trading derivative assets ......................................................           3,866           14,352
   Notes receivable - affiliated companies, net .......................................          39,097           37,421
   Other ..............................................................................          55,571          126,971
                                                                                            -----------      -----------
     Total other assets ...............................................................       1,858,922        1,939,507
                                                                                            -----------      -----------
TOTAL ASSETS ..........................................................................     $ 6,043,519      $ 5,961,852
                                                                                            ===========      ===========




             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                              DECEMBER 31,       JUNE 30,
                                                                                                  2002             2003
                                                                                              ------------      ----------
CURRENT LIABILITIES:
   Short-term borrowings ................................................................      $  347,000      $     --
   Current portion of long-term debt ....................................................         517,616         142,145
   Accounts payable, principally trade ..................................................         465,694         329,959
   Accounts and notes payable - affiliated companies, net ...............................         101,231            --
   Interest accrued .....................................................................          49,084          61,621
   Taxes accrued ........................................................................          57,057          54,058
   Customer deposits ....................................................................          54,081          52,383
   Non-trading derivative liabilities ...................................................           9,973           2,469
   Accumulated deferred income taxes, net ...............................................           6,557           7,422
   Other ................................................................................         102,510          67,300
                                                                                               ----------      ----------
       Total current liabilities ........................................................       1,710,803         717,357
                                                                                               ----------      ----------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............................................         589,332         599,940
   Benefit obligations ..................................................................         132,434         130,737
   Non-trading derivative liabilities ...................................................             873           2,873
   Other ................................................................................         125,876         151,129
                                                                                               ----------      ----------
       Total other liabilities ..........................................................         848,515         884,679
                                                                                               ----------      ----------

LONG-TERM DEBT ..........................................................................       1,441,264       2,206,922
                                                                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY ...................             508             508
                                                                                               ----------      ----------

STOCKHOLDER'S EQUITY:
   Common stock .........................................................................               1               1
   Paid-in capital ......................................................................       1,986,364       1,985,254
   Retained earnings ....................................................................          44,804         147,634
   Accumulated other comprehensive income ...............................................          11,260          19,497
                                                                                               ----------      ----------
       Total stockholder's equity .......................................................       2,042,429       2,152,386
                                                                                               ----------      ----------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...........................................      $6,043,519      $5,961,852
                                                                                               ==========      ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                               -------------------------
                                                                                                  2002           2003
                                                                                               ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................................................     $  76,916      $ 102,830
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ......................................................        82,252         88,191
      Deferred income taxes ..............................................................       (71,963)         6,117
      Changes in other assets and liabilities:
        Accounts and notes receivable, net ...............................................       329,596        177,452
        Accounts receivable/payable, affiliates ..........................................       (79,064)      (113,374)
        Inventory ........................................................................        39,339         (4,189)
        Taxes receivable .................................................................       (21,406)        44,107
        Accounts payable .................................................................          (296)      (136,845)
        Fuel cost recovery ...............................................................        32,030           (844)
        Interest and taxes accrued .......................................................        (7,112)         9,539
        Net non-trading derivative assets and liabilities ................................        (2,231)         2,696
        Other current assets .............................................................         7,654         20,382
        Other current liabilities ........................................................       (41,902)       (36,908)
        Other assets .....................................................................        10,990         (2,120)
        Other liabilities ................................................................       (37,575)        23,785
        Other, net .......................................................................        (1,253)       (11,330)
                                                                                               ---------      ---------
           Net cash provided by operating activities .....................................       315,975        169,489
                                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................................................      (117,991)      (111,864)
   Other, net ............................................................................         3,192           (176)
                                                                                               ---------      ---------
           Net cash used in investing activities .........................................      (114,799)      (112,040)
                                                                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ............................................................        (6,633)      (367,008)
   Proceeds from long-term debt ..........................................................            --        768,525
   Debt issuance costs ...................................................................            --        (68,776)
   Decrease in short-term borrowings, net ................................................      (197,856)      (347,000)
   Increase (decrease) in notes with affiliates, net .....................................        17,270        (31,182)
                                                                                               ---------      ---------
           Net cash used in financing activities .........................................      (187,219)       (45,441)
                                                                                               ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................        13,957         12,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .....................................        16,425          9,237
                                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...........................................     $  30,382      $  21,245
                                                                                               =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ..............................................................................     $  84,976      $  72,183
   Income taxes ..........................................................................       153,360          4,305


             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q of CenterPoint Energy Resources Corp. (CERC Corp.), together with its wholly owned and majority owned subsidiaries (the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Company has filed a Current Report on Form 8-K dated June 16, 2003 (June 16 Form 8-K). The June 16 Form 8-K gives retroactive effect of the adoption of Emerging Issues Task Force
(EITF) No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03). The Company's adoption of EITF No. 02-03 only impacted the year ended December 31, 2000. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the June 16 Form 8-K, including the exhibits thereto, and the Quarterly Report on Form 10-Q of CERC Corp. for the quarter ended March 31, 2003.

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy).

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

BASIS OF PRESENTATION

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

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

     The following notes to the consolidated annual financial statements included in Exhibit 99.2 to the June 16 Form 8-K (CERC Corp. 8-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

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

     The Company has identified no asset retirement obligations. The Company's rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $391 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002.


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003.

     In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. The Company's adoption of EITF No. 02-03 on January 1, 2003 only impacted the year ended December 31, 2000 and had no effect on the Interim Financial Statements.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact that this statement will have on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. The Company is currently assessing the impact that this statement will have on its consolidated financial statements.

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

     Cash Flow Hedges. During the six months ended June 30, 2003, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of June 30, 2003, the Company expects $19.5 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     For additional information regarding the Company's use of derivatives, see
Note 5 to the CERC Corp. 8-K Notes, which is incorporated herein by reference.

(4) GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2002 and June 30, 2003 by reportable business segment is as follows (in millions):

Natural Gas Distribution ............................................     $1,085
Pipelines and Gathering .............................................        601
Other Operations ....................................................         55
                                                                          ------
   Total ............................................................     $1,741
                                                                          ======

      The components of the Company's other intangible assets consist of the following:

                                  DECEMBER 31, 2002                JUNE 30, 2003
                              ------------------------       --------------------------
                              CARRYING     ACCUMULATED       CARRYING      ACCUMULATED
                               AMOUNT     AMORTIZATION        AMOUNT       AMORTIZATION
                              --------    ------------       --------      ------------
                                                   (IN MILLIONS)
Land use rights ....            $ 7            $(2)            $ 7            $(3)
Other ..............             18             (3)             19             (3)
                                ---            ---             ---            ---
Total ..............            $25            $(5)            $26            $(6)
                                ===            ===             ===            ===


     The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. The Company has no intangible assets with indefinite lives recorded as of June 30, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended June 30, 2002 and 2003 was $0.3 million and $0.4 million, respectively. Amortization expense for other intangibles for the six months ended June 30, 2002 and 2003 was $0.5 million and $0.7 million, respectively. Estimated amortization expense for the remainder of 2003 is approximately $0.7 million and is approximately $2.1 million per year for the five succeeding fiscal years.

(5) SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

     (a) Short-Term Borrowings

     Credit Facilities. As of June 30, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit. As of June 30, 2003, the revolving credit facility was not utilized. The revolving credit facility terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid. The revolving credit facility contains various business and financial covenants. CERC Corp. is currently in compliance with the covenants.

     (b) Long-Term Debt

     On March 25 and April 14, 2003, the Company issued $650 million and $112 million aggregate principal amount, respectively, of 7.875% senior unsecured notes due in 2013. A portion of the proceeds was used to refinance $360 million aggregate principal amount of the Company's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay approximately $340 million of bank borrowings under the Company's $350 million revolving credit facility prior to its expiration on March 31, 2003. The remaining $140 million aggregate principal amount of TERM Notes are expected to be refinanced or remarketed in November 2003.

     (c) Receivables Facility

     In connection with the Company's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by the Company. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. Effective June 25, 2003, the

Company elected to reduce the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2002 and June 30, 2003, the Company had utilized $107 million and $73 million of its receivables facility, respectively.

     The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by the Company were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by the Company.

(6) TRUST PREFERRED SECURITIES

     A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and June 30, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

     The sole asset of the trust consists of convertible junior subordinated debentures of CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and a principal amount corresponding to the common and convertible preferred securities issued by the trust. For additional information regarding the convertible preferred securities, see Note 7 to the CERC Corp. 8-K Notes, which is incorporated herein by reference.

(7) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS
                                                                      JUNE 30,                  ENDED JUNE 30,
                                                            --------------------------        ------------------
                                                              2002              2003          2002          2003
                                                            --------           -------        ----          ----
                                                                                (IN MILLIONS)
Net income ...........................................          $  8           $ 15           $ 77          $103
                                                                ----           ----           ----          ----
Other comprehensive income (loss):
   Net deferred gain (loss) from cash flow hedges.....           (12)             9             34             7
   Reclassification of deferred loss (gain) on
     derivatives realized in net income ..............            (2)            (1)             3             1
                                                                ----           ----           ----          ----
Other comprehensive income (loss) ....................           (14)             8             37             8
                                                                ----           ----           ----          ----
Comprehensive income (loss) ..........................          $ (6)          $ 23           $114          $111
                                                                ====           ====           ====          ====


(8) RELATED PARTY TRANSACTIONS

     From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries. As of December 31, 2002, the Company had net short-term borrowings, included in accounts and notes payable-affiliated companies, of $74 million and net accounts payable of $27 million. As of June 30, 2003, the Company had net accounts receivable of $45 million included in accounts and notes receivable-affiliated companies. As of December 31, 2002 and June 30, 2003, the Company had net long-term receivables, included in notes receivable-affiliated companies, totaling $39 million and $37 million, respectively. For the three months ended June 30, 2002 and 2003, the Company had net interest income related to affiliate borrowings of $0.4 million and $2.5 million, respectively. For the six months ended June 30, 2002 and 2003, the Company had net interest income related to affiliate borrowings of $0.3 million and $2.4 million, respectively.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

     In 2002, the Company supplied natural gas to Reliant Energy Services, Inc. (Reliant Energy Services), a subsidiary of Reliant Resources, which was an affiliate through September 30, 2002. For the three and six months ended June 30, 2002, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $11 million and $25 million, respectively. For the three and six months ended June 30, 2002, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $16 million and $17 million, respectively. For the three and six months ended June 30, 2003, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $5 million and $10 million, respectively. Purchases of natural gas by the Company from Reliant Resources and its subsidiaries were $51 million and $158 million for the three and six months ended June 30, 2002, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $25 million and $51 million for the three and six months ended June 30, 2002, respectively, and $26 million and $57 million for the three and six months ended June 30, 2003, respectively, and are included primarily in operation and maintenance expenses.

(9) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a) Environmental Matters.

     Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among numerous defendants in class action suits in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

     Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. The Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

     Manufactured Gas Plant Sites. The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, remediation has been completed on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company's Minnesota service territory, two of which the Company believes were neither owned nor operated by the Company, and for which it believes it has no liability.

     At June 30, 2003, the Company had accrued $19 million for remediation of the Minnesota sites. At June 30, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected or accrued $12.4 million at June 30, 2003 to be used for future environmental remediation.

     The Company has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for sites in other states. The Company has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of the Company or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, the Company has not been able to quantify a range of environmental expenditures for such sites.

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

(c) Legal Matters.

     Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a suit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming.

     In addition, CERC Corp. and certain of its subsidiaries are defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas.

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

     Gas Cost Recovery Suits. In October 2002, a suit was filed in state district court in Wharton County, Texas, against CenterPoint Energy, the Company, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utility Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against the Company in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by the Company. The plaintiffs in both cases seek restitution for the alleged overcharges, exemplary damages and penalties. In both cases, the Company denies that it has overcharged any of its customers for natural gas and believes that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities.

     Other Proceedings. The Company is involved in other proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. The Company's management currently believes that the disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     The Company's reportable business segments include the following: Natural Gas Distribution, Pipelines and Gathering, and Other Operations. For descriptions of the reportable business segments, see Note 13 to the CERC Corp. 8-K Notes, which is incorporated herein by reference.

     In the second quarter of 2003, the Company began to evaluate business segment performance on an operating income basis. Operating income is shown because it is the measure currently used by the chief operating decision maker to evaluate performance and allocate resources. Additionally, it is a widely accepted measure of financial performance prepared in accordance with GAAP. Prior to the second quarter of 2003, the Company evaluated performance on an earnings before interest expense, distribution on trust preferred securities and income taxes (EBIT) basis. Historically, the difference between EBIT and operating income has not been material.

     The following table summarizes financial data for the reportable business segments:

                                       FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   -----------------------------------------------
                                     REVENUES FROM        NET
                                   THIRD PARTIES AND  INTERSEGMENT     OPERATING
                                      AFFILIATES(1)     REVENUES      INCOME(LOSS)
                                   -----------------  ------------    ------------
                                                (IN MILLIONS)
Natural Gas Distribution .....            $780            $ 17             $ 11
Pipelines and Gathering ......              72              30               39
Other Operations .............              --              --               (2)
Sales to Affiliates ..........              16              --               --
Eliminations .................              --             (47)              --
                                          ----            ----             ----
Consolidated .................            $868            $ --             $ 48
                                          ====            ====             ====


                                       FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                   ---------------------------------------------------
                                     REVENUES FROM        NET
                                   THIRD PARTIES AND  INTERSEGMENT     OPERATING
                                      AFFILIATES        REVENUES        INCOME
                                   -----------------   ------------    ---------
                                                (IN MILLIONS)
Natural Gas Distribution ....             $954            $   17           $ 21
Pipelines and Gathering .....               73                49             42
Other Operations ............               --                 4              4
Sales to Affiliates .........                5                --             --
Eliminations ................               --               (70)            --
                                        ------            ------           ----
Consolidated ................           $1,032            $   --           $ 67
                                        ======            ======           ====


                                                                                               AS OF
                                                                                            DECEMBER 31,
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002                2002
                                   ---------------------------------------------------      ------------
                                     REVENUES FROM        NET
                                   THIRD PARTIES AND  INTERSEGMENT        OPERATING
                                      AFFILIATES(1)     REVENUES         INCOME(LOSS)       TOTAL ASSETS
                                   -----------------   ------------      ------------       ------------
                                                (IN MILLIONS)
Natural Gas Distribution .....          $1,960            $   17           $   118           $ 4,051
Pipelines and Gathering ......             134                60                76             2,481
Other Operations .............              --                --                (2)              206
Sales to Affiliates ..........              17                --                --                --
Eliminations .................              --               (77)               --              (694)
                                       -------            ------            ------           -------
Consolidated .................         $ 2,111            $   --           $   192           $ 6,044
                                       =======            ======            ======           =======



                                                                                             AS OF
                                                                                            JUNE 30,
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2003                 2003
                                   ------------------------------------------------       ------------
                                     REVENUES FROM         NET
                                   THIRD PARTIES AND   INTERSEGMENT       OPERATING
                                      AFFILIATES         REVENUES          INCOME         TOTAL ASSETS
                                   -----------------   ------------       ---------       ------------
                                                                (IN MILLIONS)
Natural Gas Distribution .......        $ 2,982          $    33           $   151          $ 4,169
Pipelines and Gathering ........            134               97                85            2,458
Other Operations ...............             --                6                 3              234
Sales to Affiliates ............             10               --                --               --
Eliminations ...................             --             (136)               --             (899)
                                        -------          -------           -------          -------
Consolidated ...................        $ 3,126          $    --           $   239          $ 5,962
                                        =======          =======           =======          =======



     (1) Included in revenues from third parties are revenues from sales to Reliant Resources, a former affiliate, of $11 million and $25 million for the three and six months ended June 30, 2002.

          Reconciliation of Operating Income to Net Income:

                                         FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                         -----------------------------------       ---------------------------------
                                             2002                 2003                 2002                  2003
                                         -----------           -----------         -----------             ---------
                                                                          (IN MILLIONS)
Operating Income .............               $  48                $  67                $ 192                $ 239
Other Income, net ............                   4                    2                    6                    3
Interest Expense .............                 (38)                 (48)                 (74)                 (84)
                                             -----                -----                -----                -----
Income Before Income Taxes ...                  14                   21                  124                  158
Income Tax Expense ...........                  (6)                  (6)                 (47)                 (55)
                                             -----                -----                -----                -----
Net Income ...................               $   8                $  15                $  77                $ 103
                                             =====                =====                =====                =====

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

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. CenterPoint Energy and its subsidiaries, including us, received an order from the Securities and Exchange Commission
(SEC) under the 1935 Act on June 30, 2003 (June 2003 Financing Order) relating to financing and other activities, which is effective until June 30, 2005.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of our revenue and expense items between the three months and six months ended June 30, 2003 and the three months and six months ended June 30, 2002. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Exhibit 99.1 to the Current Report on Form 8-K dated June 16, 2003 (June 16 Form 8-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the June 16 Form 8-K, each of which is incorporated herein by reference.

     In the second quarter of 2003, we began to evaluate performance on an operating income basis. Operating income is shown because it is the measure currently used by the chief operating decision maker to evaluate performance and allocate resources. Additionally, it is a widely accepted measure of financial performance prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Prior to the second quarter of 2003, we evaluated performance on an earnings before interest expense, distribution on trust preferred securities and income taxes (EBIT) basis. Historically, the difference between EBIT and operating income has not been material.

     The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2002 and 2003, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------          --------------------------
                                                           2002               2003              2002              2003
                                                         -------           ---------          --------          --------
                                                                                  (IN MILLIONS)
Operating Revenues .............................          $   868           $ 1,032           $ 2,111           $ 3,126
                                                          -------           -------           -------           -------
Operating Expenses:
   Natural gas and fuel ........................              583               736             1,445             2,391
   Operation and maintenance ...................              165               162               330               340
   Depreciation and amortization ...............               42                44                82                88
   Taxes other than income taxes ...............               30                23                62                68
                                                          -------           -------           -------           -------
          Total Operating Expenses .............              820               965             1,919             2,887
                                                          -------           -------           -------           -------
Operating Income, net ..........................               48                67               192               239
Other Income, net ..............................                4                 2                 6                 3
Interest Expense and Distribution on Trust
   Preferred Securities ........................              (38)              (48)              (74)              (84)
                                                          -------           -------           -------           -------
Income Before Income Taxes .....................               14                21               124               158
Income Tax Expense .............................               (6)               (6)              (47)              (55)
                                                          -------           -------           -------           -------
  Net Income ...................................          $     8           $    15           $    77           $   103
                                                          =======           =======           =======           =======


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     For the three months ended June 30, 2003, operating income increased $19 million as compared to the same period in 2002. Operating margins (revenues less natural gas and fuel costs) for the three months ended June 30, 2003 were $11 million higher than in the same period in 2002 primarily because of:

     o    higher revenues from rate increases late in 2002 ($9 million);

     o improved margins from new transportation contracts to power plants ($4 million);

     o improved margins from our unregulated commercial and industrial sales ($3 million);

     o improved margins from enhanced services in our gas gathering operations ($2 million);

     o    higher commodity prices ($2 million); and

     o    continued customer growth ($1 million).

     These increases were partially offset by reduced project-related revenues ($10 million) and a one-time refund of a tax on fuel in 2002 ($3 million).

     Operation and maintenance expense decreased $3 million for the three months ended June 30, 2003 as compared to the same period in 2002. The decrease in operation and maintenance expense was primarily due to a decrease in project-related costs ($10 million) and a decrease in bad debt expense ($3 million), partially offset by:

     o higher employee benefit expenses, primarily due to increased pension costs ($8 million); and


     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($3 million).

     Depreciation and amortization expense increased $2 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes decreased $7 million for the three months ended June 30, 2003 as compared to the same period in 2002, primarily due to decreased gross receipt taxes ($4 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     For the six months ended June 30, 2003, operating income increased $47 million as compared to the same period in 2002. Operating margins (revenues less natural gas and fuel costs) for the six months ended June 30, 2003 were $69 million higher than in the same period in 2002 primarily because of:

     o    higher revenues from rate increases late in 2002 ($20 million);

     o improved margins from our unregulated commercial and industrial sales ($12 million);

     o    franchise fees billed to customers ($7 million);

     o    higher commodity prices ($6 million);

     o    continued customer growth ($5 million);

     o    improved margins from new transportation contracts ($5 million);

     o    colder weather ($4 million); and

     o improved margins from enhanced services in our gas gathering operations ($3 million).

     These increases were partially offset by reduced project-related revenues ($15 million) and a one-time refund of a tax on fuel in 2002 ($3 million).

     Operation and maintenance expense increased $10 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase in operation and maintenance expense was primarily due to:

     o higher employee benefit expenses primarily due to increased pension costs ($12 million);

     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($7 million); and

     o increased bad debt expense primarily due to colder weather and higher gas prices ($2 million).

     The increases in operation and maintenance expense were partially offset by a decrease in project-related costs ($15 million).

     Depreciation and amortization expense increased $6 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $6 million for the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to increased franchise fees resulting from higher revenue ($7 million).

                                    LIQUIDITY

     The June 2003 Financing Order limits the amount of external debt and equity securities that we can issue without additional authorization and permits refinancing. We are in compliance with these limits.

     Under the June 2003 Financing Order, we are permitted to utilize the undrawn portion of our bank facility as of June 30, 2003 as well as to issue an additional $250 million of preferred stock and preferred securities.

     The SEC has reserved jurisdiction over the issuance of $500 million additional debt by us. We would need an additional order from the SEC for authority to issue this debt.

     Long-Term Debt and Trust Preferred Securities. Of the $2.3 billion of long-term debt and trust preferred securities outstanding at June 30, 2003, approximately $2.2 billion aggregate principal amount is senior and unsecured, and approximately $77.4 million aggregate principal amount with a final maturity of 2012 is subordinated and unsecured. In addition, the debentures relating to $0.4 million of trust preferred securities issued by our statutory business-trust subsidiary are subordinated.

     The issuance of secured debt by us is limited under the terms of various debt instruments aggregating $907 million and having a final maturity of 2013 which provide for equal and ratable security for such debt in the event debt secured by "principal property" (as defined in the debt instruments) is issued. Additionally, our $200 million credit agreement expiring in March 2004 prohibits the issuance of debt secured by "principal property." The definition is similar to that contained in the debt instruments described above. Finally, our ability to issue secured debt is limited under the terms of agreements entered into by CenterPoint Energy. Any pledge of assets as security for our debt is subject to SEC approval under the 1935 Act. The June 2003 Financing Order allows us to issue debt secured by a pledge of the stock of our nonutility subsidiaries.

     In 2003, we completed several capital market and bank financing transactions which, collectively, increased our borrowing capacity, converted a portion of our interest payment obligations from floating rates to fixed rates and reduced current maturities of long-term debt from $518 million at December 31, 2002 to $142 million at June 30, 2003.

     On February 28, 2003, CenterPoint Energy reached agreement with a syndicate of banks on a second amendment to its bank facility. The amendment provides that net proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for us and another $250 million basket for borrowings by CenterPoint Energy, certain permitted refinancings of existing debt and other limited exceptions) to repay bank loans and permanently reduce the bank facility. Outstanding borrowings under our $200 million credit facility (see Note 5(a)) would count against the $200 million basket for us. As of June 30, 2003, this facility was not utilized. Cash proceeds from issuances of indebtedness to refinance indebtedness existing on October 10, 2002 are not subject to this limitation.

     In March and April 2003, we issued $762 million aggregate principal amount of our 7.875% senior notes due 2013, the proceeds from which were used to refinance $360 million aggregate principal amount of our $500 million aggregate principal amount of 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) maturing in November 2003, pay the cost of terminating a remarketing option relating to those securities and repay approximately $340 million of bank borrowings bearing interest at 1.575% under our $350 million credit facility having a termination date of March 31, 2003. We replaced the matured credit facility with a new $200 million revolving credit facility that matures in March 2004.

     Short-Term Debt and Receivables Facility. Our revolver and receivables facility are scheduled to terminate on the dates indicated below.

                                                                                    AMOUNT
                                                                                 OUTSTANDING
                                                                    AMOUNT OF       AS OF
                  TYPE OF FACILITY          TERMINATION DATE        FACILITY    JUNE 30, 2003
                  ----------------          ----------------        --------    -------------
                                                                        (IN MILLIONS)
                   Receivables ...          November 14, 2003          $100          $ 73
                   Revolver ......          March 23, 2004              200            --
                                                                       ----          ----
                        Total ....                                     $300          $ 73
                                                                       ====          ====

     Rates for borrowings under the revolving credit facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

     Effective June 25, 2003, we elected to reduce the purchase limit under our receivables facility from $150 million to $100 million. The bankruptcy remote subsidiary established to purchase and subsequently sell receivables makes such purchases with a combination of cash and subordinated notes. In July 2003, the subordinated notes owned by us were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by us.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and with the June 2003 Financing Order. The money pool may not provide sufficient funds to meet our cash needs. Our money pool borrowing limit under the June 2003 Financing Order is $600 million. At June 30, 2003, we had invested $61.5 million in the money pool.

     Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the last six months of 2003 include the following:

     o    approximately $152 million of capital expenditures; and

     o remarketing or refinancing of $140 million of TERM Notes, plus the possible payment of option termination costs, which will be determined at the time of remarketing or refinancing (estimated to be $23 million as of June 30, 2003).

     We expect that our current liquidity, along with anticipated cash flows from operations, revolving credit borrowings and proceeds from capital market transactions, will be sufficient to meet our cash needs for the remainder of 2003. If we are unable to obtain external financings to meet our future capital requirements on terms that are acceptable to us, our financial condition and future results of operations could be materially and adversely affected. In addition, the capital constraints currently impacting our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict dividends.

     At June 30, 2003, we had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by:

     o    general economic and capital market conditions;

     o    credit availability from financial institutions and other lenders;

     o    investor confidence in us and the market in which we operate;

     o    maintenance of acceptable credit ratings;

     o market expectations regarding our future earnings and probable cash flows;

     o market perceptions of our ability to access capital markets on reasonable terms;

     o    provisions of relevant tax and securities laws; and

     o our ability to obtain approval of specific financing transactions under the 1935 Act.

     Proceeds from the sales of securities are expected to be used primarily to refinance debt. We may access the bank and capital markets to refinance debt that is not scheduled to mature in the next twelve months.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

        MOODY'S                     S&P                    FITCH
 ----------------------     --------------------    --------------------
 RATING      OUTLOOK(1)     RATING    OUTLOOK(2)    RATING    OUTLOOK(3)
 ------      ----------     ------    ----------    ------    ----------
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

     Our $100 million receivables facility requires the maintenance of credit ratings of at least BB from S&P and Ba2 from Moody's. Receivables would cease to be sold in the event a credit rating fell below the threshold.

     CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary, provides comprehensive natural gas sales and services to industrial and commercial customers that are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and then require a party to provide additional collateral on two business days' notice when that party's credit rating or the rating of a credit support provider for that party (CenterPoint Energy Resources Corp. in this case) falls below those levels. As of July 31, 2003, our senior unsecured debt was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $50 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Our debentures and borrowings generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debentures, revolving credit facility or receivables facility. A payment default on, or a non-payment default that permits acceleration of, any indebtedness at CenterPoint Energy Resources Corp. exceeding $50 million will cause a default under CenterPoint Energy's $2.85 billion bank facility entered into on February 28, 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default on CenterPoint Energy's 3.75% senior convertible notes due 2023, its 5.875% senior notes due 2008 and its 6.85% senior notes due 2015.

     Pension Plan. As discussed in Note 8(a) of the notes to the consolidated financial statements included in Exhibit 99.2 to the June 16 Form 8-K (CERC Corp. 8-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $36 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the year ended December 31, 2002 was $13 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     o cash collateral requirements that could exist in connection with certain contracts, including our gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment, particularly given gas price levels and volatility;

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

     Capitalization. Factors affecting our capitalization include:

     o covenants and other provisions in our bank facility, receivables facility and other borrowing agreements; and

     o    limitations imposed on us under the 1935 Act.

     Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Our bank facility contains a provision that could, under certain circumstances, limit the amount of dividends that could be paid by us.

     The June 2003 Financing Order requires that if we issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of ours and of CenterPoint Energy must be so rated by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds. Under the June 2003 Financing Order, our common equity as a percentage of total capitalization must be at least 30%.

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


IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.3 billion or 55% of our total assets as of June 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2002, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

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

     We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of June 30, 2003, we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED REVENUES

     Revenues related to the sale and/or delivery of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003 were $284 million and $135 million, respectively, related to our Natural Gas Distribution business segment.

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

     We have identified no asset retirement obligations. Our rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $391 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three month or six month period ended June 30, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003.

     In June 2002, the EITF reached a consensus on EITF No. 02-03, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-3) that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. Our adoption of EITF No. 02-03 on January 1, 2003 only impacted the year ended December 31, 2000 and had no effect on our interim financial statements.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact that this statement will have on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. We are currently assessing the impact that this statement will have on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of certain legal and regulatory proceedings affecting us, please review Note 9 to our Interim Financial Statements, "Business -- Regulation" and "Business -- Environmental Matters" in Item 1 of the Annual Report on Form 10-K of CERC Corp. (CERC Corp. 10-K) for the year ended December 3, 2002, "Legal Proceedings" in Item 3 of the CERC Corp. 10-K and Notes 10(c) and (d) to the CERC Corp. 8-K Notes, all of which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESSES

  OUR BUSINESSES MUST COMPETE WITH ALTERNATIVE ENERGY SOURCES, AND OUR PIPELINES AND GATHERING BUSINESSES MUST COMPETE DIRECTLY WITH OTHERS IN THE TRANSPORTATION AND STORAGE OF NATURAL GAS.

     We compete primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other natural gas distributors and marketers also compete directly with us for natural gas sales to end-users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass our facilities and market, sell and/or transport natural gas directly to commercial and industrial customers. Any reduction in the amount of natural gas marketed, sold or transported by us as a result of competition may have an adverse impact on our results of operations, financial condition and cash flows.

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

  OUR NATURAL GAS DISTRIBUTION BUSINESS IS SUBJECT TO FLUCTUATIONS IN NATURAL GAS PRICING LEVELS.

     We are subject to risk associated with price movements of natural gas. Movements in natural gas prices might affect our ability to collect balances due from our customers and could create the potential for uncollectible accounts expense to exceed the recoverable levels built into our tariff rates. In addition, a sustained period of high natural gas prices could apply downward demand pressure on natural gas consumers in our service territory. Additionally, increasing gas prices could create the need for us to provide collateral in order to purchase gas.

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

  IF WE FAIL TO EXTEND CONTRACTS WITH TWO OF OUR SIGNIFICANT INTERSTATE PIPELINES' CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON OUR OPERATIONS.

     Contracts with two of our interstate pipelines' significant customers, CenterPoint Energy Arkla and LaClede Gas Company, are currently scheduled to expire in 2005 and 2007, respectively. To the extent the pipelines are unable to extend these contracts or the contracts are renegotiated at rates substantially different than the rates provided in the current contracts, it could have an adverse effect on our results of operations, financial condition and cash flows.

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

RISK FACTORS ASSOCIATED WITH OUR FINANCIAL CONDITION

  IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND FINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of June 30, 2003, we had $2.3 billion of outstanding indebtedness and trust preferred securities, including approximately $140 million of debt that must be refinanced in 2003. In addition, the capital constraints and other factors currently impacting our parent company's and our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current or historical indebtedness. These terms may negatively impact our ability to operate our business or adversely affect our financial condition and results of operations. The success of our future financing efforts may depend, at least in part, on:

     o    general economic and capital market conditions,

     o    credit availability from financial institutions and other lenders,

     o    investor confidence in us and the market in which we operate,

     o    maintenance of acceptable credit ratings,

     o market expectations regarding our future earnings and probable cash flows,

     o market perceptions of our ability to access capital markets on reasonable terms,

     o our exposure to Reliant Resources in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy,

     o    provisions of relevant tax and securities laws, and

     o our ability to obtain approval of financing transactions under the 1935 Act.

     Our current credit ratings are discussed in "Management's Narrative Analysis of the Results of Operations of CenterPoint Energy Resources Corp. and Subsidiaries -- Liquidity -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

  THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

      Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $153 million of debt, including capital leases, required to be paid in 2003. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected.

  WE ARE A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY. CENTERPOINT ENERGY CAN EXERCISE SUBSTANTIAL CONTROL OVER OUR DIVIDEND POLICY AND BUSINESS AND OPERATIONS AND COULD DO SO IN A MANNER THAT IS ADVERSE TO OUR INTERESTS.

     We are managed by officers and employees of CenterPoint Energy. Our management will make determinations with respect to the following:

     o    our payment of dividends;

     o    decisions on our financings and our capital raising activities;

     o    mergers or other business combinations; and

     o    our acquisition or disposition of assets.

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

                                   OTHER RISKS

  WE, AS A SUBSIDIARY OF CENTERPOINT ENERGY, A HOLDING COMPANY, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

     CenterPoint Energy and its subsidiaries, including us, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from retained earnings absent specific authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. Approval of filings under the 1935 Act can take extended periods.

     CenterPoint Energy and its subsidiaries, including us, received an order from the SEC under the 1935 Act on June 30, 2003 relating to financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC.

      The United States Congress is currently considering legislation which has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

  OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     We currently have general liability and property insurance in effect to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly in recent months and may continue to increase in the future.

  OUR REVENUES AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS THAT ARE BEYOND OUR CONTROL, INCLUDING BUT NOT LIMITED TO FUTURE TERRORIST ATTACKS OR RELATED ACTS OF WAR.

     The cost of repairing damage to our operating subsidiaries' facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our natural gas distribution and pipeline and gathering facilities could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

          The following exhibits are filed herewith:

          Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                           REPORT OR                    SEC FILE OR
  EXHIBIT                                                                REGISTRATION                   REGISTRATION       EXHIBIT
  NUMBER                      DESCRIPTION                                  STATEMENT                       NUMBER         REFERENCE
----------   ----------------------------------------------    -------------------------------------   --------------    -----------
  3(a)(1)    -     Certificate of Incorporation of RERC        Form 10-K for the year ended December       1-3187           3(a)(1)
                   Corp.                                       31, 1997

  3(a)(2)    -     Certificate of Merger merging former        Form 10-K for the year ended December       1-3187           3(a)(2)
                   NorAm Energy Corp. with and into HI         31, 1997
                   Merger, Inc. dated August 6, 1997

  3(a)(3)    -     Certificate of Amendment changing the       Form 10-K for the year ended December       1-3187           3(a)(3)
                   name to Reliant Energy Resources Corp.      31, 1998

 +3(a)(4)    -     Certificate of Amendment changing the
                   name to CenterPoint Energy Resources
                   Corp.

   3(b)      -     Bylaws of RERC Corp.                        Form 10-K for the year ended December       1-3187            3(b)
                                                               31, 1997

   4(a)      -     Indenture, dated as of February 1, 1998,    Form 8-K dated February 5, 1998             1-13265            4.1
                   between RERC Corp. and Chase Bank of
                   Texas, National Association, as Trustee

   4(b)      -     Supplemental Indenture No. 1 to Exhibit     Form 8-K dated February 5, 1998             1-13265            4.2
                   4(a),  dated as of February 1, 1998,
                   providing for the issuance of RERC
                   Corp.'s 6 1/2% Debentures due February
                   1, 2008

   4(c)      -     Supplemental Indenture No. 2 to Exhibit     Form 8-K dated November 9, 1998             1-13265            4.1
                   4(a),  dated as of November 1, 1998,
                   providing for the issuance of RERC
                   Corp.'s 6 3/8% Term Enhanced
                   ReMarketable Securities

   4(d)      -     Supplemental Indenture No. 3 to Exhibit     Registration Statement on Form S-4         333-49162           4.2
                   4(a),  dated as of July 1, 2000,
                   providing for the issuance of RERC
                   Corp.'s 8.125% Notes due 2005

   4(e)      -     Supplemental Indenture No. 4 to Exhibit     Form 8-K dated February 21, 2001            1-13265            4.1
                   4(a),  dated as of February 15, 2001,
                   providing for the issuance of RERC
                   Corp.'s 7.75% Notes due 2011

                                                                           REPORT OR                    SEC FILE OR
  EXHIBIT                                                                REGISTRATION                   REGISTRATION       EXHIBIT
  NUMBER                      DESCRIPTION                                  STATEMENT                       NUMBER         REFERENCE
----------   ----------------------------------------------    -------------------------------------   --------------    -----------
   4(f)      -     Supplemental Indenture No. 5 to Exhibit     Form 8-K dated March 18, 2003                1-3187          4.1
                   4(a), dated as of March 25, 2003,
                   providing for the issuance of CERC
                   Corp.'s 7.75% Senior Notes due 2013

   4(g)      -     Supplemental Indenture No. 6 to Exhibit     Form 8-K dated April 7, 2003                 1-3187          4.2
                   4(a), dated as of April 14, 2003,
                   providing for the issuance of additional
                   CERC Corp. 7.875% Senior Notes due 2013

   +4(h)     -     Registration Rights Agreement, dated as
                   of March 25, 2003, among CERC Corp. and
                   the initial purchasers named therein
                   relating to CERC Corp.'s 7.875% Senior
                   Notes due 2013

   +4(i)     -     Registration Rights Agreement, dated as
                   of April 14, 2003, among CERC Corp. and
                   the initial purchasers named therein
                   relating to CERC Corp.'s 7.875% Senior
                   Notes due 2013

  +31(a)     -     Section 302 Certification of David M.
                   McClanahan

  +31(b)     -     Section 302 Certification of Gary L.
                   Whitlock

  +32(a)     -     Section 906 Certification of David M.
                   McClanahan

  +32(b)     -     Section 906 Certification of Gary L.
                   Whitlock

  +99(a)     -     Items incorporated by reference from
                   the CERC Corp. Form 10-K.
                   Item 1 "Business -- Regulation" and
                   "Business -- Environmental Matters"
                   and Item 3 "Legal Proceedings."

  +99(b)     -     Items incorporated by reference from
                   the Current Report on Form 8-K dated
                   June 16, 2003. Exhibit 99.1 "Management's
                   Narrative Analysis of the Results of
                   Operations -- Certain Factors Affecting
                   Future Earnings" and the following Notes
                   from Exhibit 99.2: 3(e) (Regulatory
                   Matters), 5 (Derivative Instruments),
                   7 (Trust Preferred Securities),
                   8(a) (Pension Plans), 10 (Commitments
                   and Contingencies) and 13 (Reportable
                   Segments).

(b) Reports on Form 8-K.

     On April 8, 2003, we filed a Current Report on Form 8-K dated April 8, 2003, to furnish information under Item 9 of that form regarding our external debt balances as of March 31, 2003.

     On May 1, 2003, we filed a Current Report on Form 8-K dated April 7, 2003, announcing the pricing and closing of $112 million of senior notes which will be added to and form a single series with our prior existing 7.875% senior notes due on April 1, 2013, in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

     On June 16, 2003, we filed a Current Report on Form 8-K dated June 16, 2003, to provide information giving effect to a reclassification within our historical consolidated financial statements and Management's Narrative Analysis of Results of Operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CENTERPOINT ENERGY RESOURCES CORP.



                             By:           /s/ James S. Brian
                                --------------------------------------------
                                             James S. Brian
                             Senior Vice President and Chief Accounting Officer


Date: August 13, 2003

                               INDEX TO EXHIBITS


          The following exhibits are filed herewith:

          Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                           REPORT OR                    SEC FILE OR
  EXHIBIT                                                                REGISTRATION                   REGISTRATION       EXHIBIT
  NUMBER                      DESCRIPTION                                  STATEMENT                       NUMBER         REFERENCE
----------   ----------------------------------------------    -------------------------------------   --------------    -----------
  3(a)(1)    -     Certificate of Incorporation of RERC        Form 10-K for the year ended December       1-3187           3(a)(1)
                   Corp.                                       31, 1997

  3(a)(2)    -     Certificate of Merger merging former        Form 10-K for the year ended December       1-3187           3(a)(2)
                   NorAm Energy Corp. with and into HI         31, 1997
                   Merger, Inc. dated August 6, 1997

  3(a)(3)    -     Certificate of Amendment changing the       Form 10-K for the year ended December       1-3187           3(a)(3)
                   name to Reliant Energy Resources Corp.      31, 1998

 +3(a)(4)    -     Certificate of Amendment changing the
                   name to CenterPoint Energy Resources
                   Corp.

   3(b)      -     Bylaws of RERC Corp.                        Form 10-K for the year ended December       1-3187            3(b)
                                                               31, 1997

   4(a)      -     Indenture, dated as of February 1, 1998,    Form 8-K dated February 5, 1998             1-13265            4.1
                   between RERC Corp. and Chase Bank of
                   Texas, National Association, as Trustee

   4(b)      -     Supplemental Indenture No. 1 to Exhibit     Form 8-K dated February 5, 1998             1-13265            4.2
                   4(a),  dated as of February 1, 1998,
                   providing for the issuance of RERC
                   Corp.'s 6 1/2% Debentures due February
                   1, 2008

   4(c)      -     Supplemental Indenture No. 2 to Exhibit     Form 8-K dated November 9, 1998             1-13265            4.1
                   4(a),  dated as of November 1, 1998,
                   providing for the issuance of RERC
                   Corp.'s 6 3/8% Term Enhanced
                   ReMarketable Securities

   4(d)      -     Supplemental Indenture No. 3 to Exhibit     Registration Statement on Form S-4         333-49162           4.2
                   4(a),  dated as of July 1, 2000,
                   providing for the issuance of RERC
                   Corp.'s 8.125% Notes due 2005

   4(e)      -     Supplemental Indenture No. 4 to Exhibit     Form 8-K dated February 21, 2001            1-13265            4.1
                   4(a),  dated as of February 15, 2001,
                   providing for the issuance of RERC
                   Corp.'s 7.75% Notes due 2011

   4(f)      -     Supplemental Indenture No. 5 to Exhibit     Form 8-K dated March 18, 2003               1-3187             4.1
                   4(a), dated as of March 25, 2003,
                   providing for the issuance of CERC
                   Corp.'s 7.75% Senior Notes due 2013

   4(g)      -     Supplemental Indenture No. 6 to Exhibit     Form 8-K dated April 7, 2003                1-3187             4.2
                   4(a), dated as of April 14, 2003,
                   providing for the issuance of additional
                   CERC Corp. 7.875% Senior Notes due 2013


                                                                                          REPORT OR       SEC FILE OR
  EXHIBIT                                                                                REGISTRATION     REGISTRATION     EXHIBIT
  NUMBER                            DESCRIPTION                                           STATEMENT          NUMBER       REFERENCE
----------   --------------------------------------------------------------------        ------------     ------------    ---------

   +4(h)     -     Registration Rights Agreement, dated as of March 25, 2003, among CERC Corp. and the initial purchasers named therein
                   relating to CERC Corp.'s 7.875% Senior
                   Notes due 2013

   +4(i)     -     Registration Rights Agreement, dated as of April 14, 2003, among CERC Corp. and the initial purchasers named therein
                   relating to CERC Corp.'s 7.875% Senior
                   Notes due 2013

  +31(a)     -     Section 302 Certification of David M. McClanahan

  +31(b)     -     Section 302 Certification of Gary L. Whitlock

  +32(a)     -     Section 906 Certification of David M. McClanahan

  +32(b)     -     Section 906 Certification of Gary L. Whitlock

  +99(a)     -     Items incorporated by reference from the CERC Corp. Form 10-K.
                   Item 1 "Business -- Regulation" and "Business -- Environmental
                   Matters" and Item 3 "Legal Proceedings."

  +99(b)     -     Items incorporated by reference from the Current Report on
                   Form 8-K dated June 16, 2003. Exhibit 99.1 "Management's
                   Narrative Analysis of the Results of Operations  -- Certain
                   Factors Affecting Future Earnings" and the following Notes from Exhibit 99.2: 3(e) (Regulatory Matters), 5 (Derivative
                   Instruments), 7 (Trust Preferred Securities), 8(a) (Pension
                   Plans), 10 (Commitments and Contingencies) and 13 (Reportable
                   Segments).