Form 10-Q
period 2003-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2003-11-12
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO              .
                               ---------    -------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

As of November 3, 2003, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements.................................................................1

                      Statements of Consolidated Operations
                         Three and Nine Months Ended September 30, 2002 and 2003 (unaudited)...................1

                      Consolidated Balance Sheets
                         December 31, 2002 and September 30, 2003 (unaudited)..................................2

                      Statements of Consolidated Cash Flows
                         Nine Months Ended September 30, 2002 and 2003 (unaudited).............................4

                      Notes to Unaudited Consolidated Interim Financial Statements.............................5

                  Item 2. Management's Narrative Analysis of the Results of Operations of
                      CenterPoint Energy Resources Corp. and Subsidiaries.....................................16

                  Item 4. Controls and Procedures.............................................................26

PART II. OTHER INFORMATION

                  Item 1. Legal Proceedings...................................................................27

                  Item 5. Other Information...................................................................27

                  Item 6. Exhibits and Reports on Form 8-K....................................................30

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" in Item 5 of Part II of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------      -------------------------------
                                                          2002                2003              2002               2003
                                                      ------------        ------------      ------------       ------------
REVENUES ........................................     $    736,917        $    950,178      $  2,847,667       $  4,075,794
                                                      ------------        ------------      ------------       ------------

EXPENSES:

  Natural gas ...................................          480,332             681,889         1,925,437          3,072,667
  Operation and maintenance .....................          154,088             164,323           483,589            503,783
  Depreciation and amortization .................           42,396              44,776           124,648            132,967
  Taxes other than income taxes .................           22,848              26,421            85,168             94,525
                                                      ------------        ------------      ------------       ------------
      Total .....................................          699,664             917,409         2,618,842          3,803,942
                                                      ------------        ------------      ------------       ------------

OPERATING INCOME ................................           37,253              32,769           228,825            271,852
                                                      ------------        ------------      ------------       ------------

OTHER INCOME (EXPENSE):

  Interest expense and distribution on trust
    preferred securities.........................          (39,965)            (44,043)         (113,611)          (128,200)
  Other, net ....................................              352                 589             6,206              4,028
                                                      ------------        ------------      ------------       ------------
      Total .....................................          (39,613)            (43,454)         (107,405)          (124,172)
                                                      ------------        ------------      ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES ...............           (2,360)            (10,685)          121,420            147,680

   Income Tax Expense (Benefit) .................            3,032                (452)           49,896             55,083
                                                      ------------        ------------      ------------       ------------

NET INCOME (LOSS) ...............................     $     (5,392)       $    (10,233)     $     71,524       $     92,597
                                                      ============        ============      ============       ============


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      DECEMBER 31,      SEPTEMBER 30,
                                                                                          2002              2003
                                                                                      ------------      -------------
CURRENT ASSETS:

  Cash and cash equivalents .....................................................     $      9,237      $      18,018
  Accounts and notes receivable, principally customers (net of allowance for
     doubtful accounts of $19,568 and $20,222, respectively) ....................          380,317            269,058
  Accrued unbilled revenue ......................................................          284,112            141,974
  Materials and supplies ........................................................           32,264             33,006
  Natural gas inventory .........................................................          103,443            182,403
  Non-trading derivative assets .................................................           27,275             15,127
  Taxes receivable ..............................................................           61,512             43,733
  Current deferred tax asset ....................................................               --              2,712
  Prepaid expenses ..............................................................           20,767              6,851
  Other .........................................................................           29,998             56,791
                                                                                      ------------      -------------
    Total current assets ........................................................          948,925            769,673
                                                                                      ------------      -------------

PROPERTY, PLANT AND EQUIPMENT:

  Property, plant and equipment .................................................        3,885,820          4,020,501
  Less accumulated depreciation .................................................         (650,148)          (732,949)
                                                                                      ------------      -------------
    Property, plant and equipment, net ..........................................        3,235,672          3,287,552
                                                                                      ------------      -------------

OTHER ASSETS:

  Goodwill ......................................................................        1,740,510          1,740,510
  Other intangibles, net ........................................................           19,878             19,666
  Non-trading derivative assets .................................................            3,866              8,467
  Notes receivable - affiliated companies, net ..................................           39,097             34,747
  Other .........................................................................           55,571            137,835
                                                                                      ------------      -------------
    Total other assets ..........................................................        1,858,922          1,941,225
                                                                                      ------------      -------------

TOTAL ASSETS ....................................................................     $  6,043,519      $   5,998,450
                                                                                      ============      =============

 See Notes to the Company's Unaudited Interim Consolidated Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                 2002              2003
                                                                             ------------     -------------
CURRENT LIABILITIES:

  Short-term borrowings ................................................     $    347,000     $      55,000
  Current portion of long-term debt ....................................          517,616                --
  Accounts payable, principally trade ..................................          465,694           296,062
  Accounts and notes payable - affiliated companies, net ...............          101,231            15,809
  Interest accrued .....................................................           49,084            58,821
  Taxes accrued ........................................................           57,057            65,032
  Customer deposits ....................................................           54,081            53,540
  Non-trading derivative liabilities ...................................            9,973             8,500
  Accumulated deferred income taxes, net ...............................            6,557                --
  Other ................................................................          102,510            88,697
                                                                             ------------     -------------
        Total current liabilities ......................................        1,710,803           641,461
                                                                             ------------     -------------

OTHER LIABILITIES:

  Accumulated deferred income taxes, net ...............................          589,332           621,881
  Benefit obligations ..................................................          132,434           131,021
  Non-trading derivative liabilities ...................................              873             3,830
  Other ................................................................          125,876           133,944
                                                                             ------------     -------------
      Total other liabilities ..........................................          848,515           890,676
                                                                             ------------     -------------

LONG-TERM DEBT .........................................................        1,441,264         2,347,787
                                                                             ------------     -------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 10)

COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEBENTURES OF THE COMPANY ............................................              508                --
                                                                             ------------     -------------

STOCKHOLDER'S EQUITY:

  Common stock .........................................................                1                 1
  Paid-in capital ......................................................        1,986,364         1,985,254
  Retained earnings ....................................................           44,804           137,401
  Accumulated other comprehensive income (loss) ........................           11,260            (4,130)
                                                                             ------------     -------------
      Total stockholder's equity .......................................        2,042,429         2,118,526
                                                                             ------------     -------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........................     $  6,043,519     $   5,998,450
                                                                             ============     =============

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                      2002              2003
                                                                                  ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income ...............................................................     $     71,524      $      92,597
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..........................................          124,648            132,967
     Deferred income taxes ..................................................          (24,164)            31,433
     Changes in other assets and liabilities:
       Accounts and notes receivable, net ...................................          353,825            253,482
       Accounts receivable/payable, affiliates ..............................          (80,695)           (11,326)
       Inventory ............................................................           (2,344)           (79,702)
       Taxes receivable .....................................................          (61,031)            17,780
       Accounts payable .....................................................           69,908           (170,742)
       Fuel cost recovery ...................................................           19,202             (9,875)
       Interest and taxes accrued ...........................................          (18,496)            17,712
       Net non-trading derivative assets and liabilities ....................           (5,725)           (12,144)
       Other current assets .................................................          (47,332)           (12,878)
       Other current liabilities ............................................            3,778            (14,353)
       Other assets .........................................................           39,913              5,139
       Other liabilities ....................................................          (50,101)             6,998
       Other, net ...........................................................           (1,880)           (13,118)
                                                                                  ------------       ------------
         Net cash provided by operating activities ..........................          391,030            233,970
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures .....................................................         (188,198)          (190,444)
   Other, net ...............................................................            3,369             (5,600)
                                                                                  ------------       ------------
         Net cash used in investing activities ..............................         (184,829)          (196,044)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments of long-term debt ...............................................           (6,633)          (367,008)
   Proceeds from long-term debt .............................................               --            768,525
   Debt issuance costs ......................................................               --            (68,916)
   Decrease in short-term borrowings, net ...................................         (239,367)          (292,000)
   Increase (decrease) in notes with affiliates, net ........................          120,692            (69,746)
   Other, net ...............................................................              (47)                --
                                                                                  ------------       ------------
         Net cash used in financing activities ..............................         (125,355)           (29,145)
                                                                                  ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................           80,846              8,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ........................           16,425              9,237
                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ..............................     $     97,271       $     18,018
                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:

   Interest .................................................................     $    131,501       $    118,173
   Income taxes .............................................................          155,521              4,548


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q of CenterPoint Energy

Resources Corp. (CERC Corp.), together with its wholly owned and majority owned subsidiaries (the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements). The Company has filed a Current Report on Form 8-K dated June 16, 2003 (June 16, 2003 Form 8-K). The June 16, 2003 Form 8-K gives retroactive effect of the adoption of Emerging Issues Task Force (EITF) No. 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF No. 02-03). The Company's adoption of EITF No. 02-03 only impacted the year ended December 31, 2000 and had no effect of the Interim Financial Statements. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the June 16, 2003 Form 8-K, including the exhibits thereto, and the Quarterly Reports on Form 10-Q of CERC Corp. for the quarters ended March 31, 2003 and June 30, 2003.

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy).

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, generally limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. The United States Congress is currently considering legislation which has a provision that would repeal the 1935 Act. The Company cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on its business.

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

     The following notes to the consolidated annual financial statements included in Exhibit 99.2 to the June 16, 2003 Form 8-K (CERC Corp. 8-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

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

    The Company has identified no asset retirement obligations. The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $393 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on the Company's consolidated financial statements.

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

    In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability was applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and the Company will analyze the impact, if any, these changes have on its consolidated financial statements upon ultimate implementation of FIN 46. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, upon the adoption of SFAS No. 150, the Company reclassified $0.5 million of trust preferred securities as long-term debt and began to recognize the dividends paid on the trust preferred securities as interest expense. Prior to July 1, 2003, the dividends were classified as "Distribution on Trust Preferred Securities" in the Statements of Consolidated Operations. SFAS No. 150 does not permit restatement of prior periods. The adoption of SFAS No. 150 did not impact the Company's net income.

(3)  REGULATORY MATTERS

     CenterPoint Energy Entex Rate Increase Filing.

     On June 13, 2003, the CenterPoint Energy Entex (Entex) division of CERC Corp. filed a rate increase request with the City of Houston which, if approved, would yield approximately $17 million in additional annual revenue. The Company is seeking a return on common equity of 11.25% and an overall return of 8.87% on its rate base. The filing does not affect the rates under special contracts with certain industrial customers. The city has suspended the rate request while it negotiates a settlement with the Company. Upon resolution of its rate filing with the City of Houston, Entex will seek to implement new rates in adjacent cities and their surrounding areas that are similar to those ultimately approved by the City of Houston. The Company expects that new rates will become effective in these jurisdictions by the first quarter of 2004.

(4)  DERIVATIVE INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes and cash flows of its natural gas businesses on its operating results and cash flows.

     Cash Flow Hedges. During the nine months ended September 30, 2003, there was no hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2003, there was no effect on earnings as a result of the discontinuance of cash flow hedges. As of September 30, 2003, the Company expects $6.6 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     For additional information regarding the Company's use of derivatives, see
Note 5 to the CERC Corp. 8-K Notes, which is incorporated herein by reference.

(5)  GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2002 and September 30, 2003 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

     The components of the Company's other intangible assets consist of the following:

                                                      DECEMBER 31, 2002               SEPTEMBER 30, 2003
                                                 ---------------------------     ---------------------------
                                                  CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                                   AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                                 -----------    ------------     -----------    ------------
                                                                       (IN MILLIONS)
Land use rights..............................    $         7    $         (2)    $         7    $         (3)
Other........................................             18              (3)             19              (3)
                                                 -----------    ------------     -----------    ------------
   Total.....................................    $        25    $         (5)    $        26    $         (6)
                                                 ===========    ============     ===========    ============

     The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. The Company has no intangible assets with indefinite lives recorded as of September 30, 2003. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for the three months ended September 30, 2002 and 2003 was $0.3 million and $0.4 million, respectively. Amortization expense for other intangibles for the nine months ended September 30, 2002 and 2003 was $0.8 million and $1.1 million, respectively. Estimated amortization expense for the remainder of 2003 is approximately $0.4 million and is approximately $1.9 million per year for the five succeeding fiscal years.

(6)  SHORT-TERM BORROWINGS, LONG-TERM DEBT AND RECEIVABLES FACILITY

     (a) Short-Term Borrowings

     Credit Facilities. As of September 30, 2003, CERC Corp. had a revolving credit facility that provided for an aggregate of $200 million in committed credit. As of September 30, 2003, $55 million was borrowed under this revolving credit facility. This revolving credit facility terminates on March 23, 2004. Rates for borrowings under this facility, including the facility fee, are London interbank offered rate (LIBOR) plus 250 basis points based on current credit ratings and the applicable pricing grid. The revolving credit facility contains various business and financial covenants. CERC Corp. is prohibited from making loans to or other investments in CenterPoint Energy. CERC Corp. is currently in compliance with the covenants under the credit agreement.

     (b) Long-Term Debt

     On March 25 and April 14, 2003, the Company issued $650 million aggregate principal amount and $112 million aggregate principal amount, respectively, of 7.875% senior unsecured notes due in 2013. A portion of the proceeds was used to refinance $360 million aggregate principal amount of the Company's 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes) and to pay costs associated with the refinancing. Proceeds were also used to repay approximately $340 million of bank borrowings under the Company's $350 million revolving credit facility prior to its expiration on March 31, 2003.

     On November 3, 2003, the Company issued $160 million aggregate principal amount of its 5.95% senior unsecured notes due 2014, the proceeds of which were used to retire $140 million aggregate principal amount of the Company's TERM Notes maturing in November 2003, to pay the cost of terminating a remarketing option relating to those securities ($17 million), to pay issuance costs and for general corporate purposes. As a result of this transaction, the $140 million aggregate principal amount of the Company's TERM Notes has been classified as long-term debt in the Consolidated Balance Sheet as of September 30, 2003.

     (c) Receivables Facility

     In connection with the Company's November 2002 amendment and extension of its $150 million receivables facility, CERC Corp. formed a bankruptcy remote subsidiary for the sole purpose of buying and selling receivables created by the Company. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheets. Effective June 25, 2003, the Company elected to reduce the purchase limit under the receivables facility from $150 million to $100 million. As of December 31, 2002 and September 30, 2003, the Company had utilized $107 million and $68 million of its receivables facility, respectively.

     The bankruptcy remote subsidiary purchases receivables with cash and subordinated notes. In July 2003, the subordinated notes owned by the Company were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by the Company.

     The commitment to purchase receivables expires November 14, 2003. Purchases of receivables under the related uncommitted facility may occur until November 12, 2005. In the fourth quarter of 2003, the Company expects to replace the receivables facility with a committed one-year receivables facility.

(7)  TRUST PREFERRED SECURITIES

    A statutory business trust created by CERC Corp. has issued convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2002 and September 30, 2003, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026.

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

    For a discussion of the effect of adoption of SFAS No. 150 on the trust preferred securities discussed above, see Note 2.

(8)  COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the components of total comprehensive income (loss):


                                                                     FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                    ----------------------      ----------------------
                                                                      2002          2003          2002          2003
                                                                    --------      --------      --------      --------
                                                                                       (IN MILLIONS)
Net income (loss) .............................................     $     (5)     $    (10)     $     72      $     93
                                                                    --------      --------      --------      --------
Other comprehensive income (loss):

  Net deferred gain (loss) from cash flow hedges ..............            7           (26)           41           (19)
  Reclassification of deferred loss (gain) on derivatives
    realized in net income ....................................           (4)            2            (1)            3
                                                                    --------      --------      --------      --------
Other comprehensive income (loss) .............................            3           (24)           40           (16)
                                                                    --------      --------      --------      --------
Comprehensive income (loss) ...................................     $     (2)     $    (34)     $    112      $     77
                                                                    ========      ========      ========      ========

(9)  RELATED PARTY TRANSACTIONS

     From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries. As of December 31, 2002, the Company had net short-term borrowings, included in accounts and notes payable-affiliated companies, of $74 million and net accounts payable of $27 million. As of September 30, 2003, the Company had net accounts payable of $16 million included in accounts and notes payable-affiliated companies. As of December 31, 2002 and September 30, 2003, the Company had net long-term receivables, included in notes receivable-affiliated companies, totaling $39 million and $35 million, respectively. For the three and nine months ended September 30, 2002, the Company had net interest expense related to affiliate borrowings of $1.5 million and $1.2 million, respectively. For the three and nine months ended September 30, 2003, the Company had net interest income related to affiliate borrowings of $0.6 million and $3.0 million, respectively.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

     In 2002, the Company supplied natural gas to Reliant Energy Services, Inc. (Reliant Energy Services), a subsidiary of Reliant Resources, Inc. (Reliant Resources), which was an affiliate through September 30, 2002. For the three and nine months ended September 30, 2002, the sales and services by the Company to Reliant Resources and its subsidiaries totaled $17 million and $42 million, respectively. For the three and nine months ended September 30, 2002, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $7 million and $25 million, respectively. For the three and nine months ended September 30, 2003, the sales and services by the Company to CenterPoint Energy and its affiliates totaled $15 million and $25 million, respectively. Purchases of natural gas by the Company from Reliant Resources and its subsidiaries were $28 million and $186 million for the three and nine months ended September 30, 2002, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $24 million and $76 million for the three and nine months ended September 30, 2002, respectively, and $26 million and $83 million for the three and nine months ended September 30, 2003, respectively, and are included primarily in operation and maintenance expenses.

(10) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a)  Environmental Matters.

    Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among numerous defendants in lawsuits in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

    At September 30, 2003, the Company had accrued $19 million for remediation of the Minnesota sites. At September 30, 2003, the estimated range of possible remediation costs was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected or accrued $12.5 million at September 30, 2003 to be used for future environmental remediation.

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

(b)  Department of Transportation.

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

    In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.

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

     FERC Contract Inquiry. On September 15, 2003, the Federal Energy Regulatory Commission (FERC) issued a Show Cause Order to CenterPoint Energy Gas Transmission Company (CEGT), one of the Company's natural gas pipeline subsidiaries. In its Show Cause Order, FERC contends that CEGT has failed to file with FERC and post on the internet certain information relating to negotiated rate contracts that CEGT had entered into pursuant to 1996 FERC orders. Those orders authorized CEGT to enter into negotiated rate contracts that deviate from the rates prescribed under its filed FERC tariffs. FERC also alleges that certain of the contracts contain provisions that CEGT was not authorized to negotiate under the terms of the 1996 orders.

     FERC initially required CEGT to file a response within 30 days explaining why its failure to post all of the non-conforming terms and conditions in its negotiated rate contracts did not violate Section 4 of the Natural Gas Act and would not warrant FERC: (i) suspending or revoking CEGT's authority to enter into negotiated rate contracts; (ii) requiring CEGT to file all negotiated rate contracts for preapproval before they become effective; and (iii) requiring CEGT to provide to all customers on its system the preferential non-conforming terms and conditions that were not reported. FERC may also require CEGT to implement a strict compliance plan to ensure that future non-conforming contracts are reported to FERC. In its Show Cause Order, FERC did not propose any fine or other monetary sanction for the alleged violations. At the time it issued its Show Cause Order, FERC also initiated proceedings to review certain pending contracts between CEGT and members of Arkansas Gas Consumers, Inc. which FERC alleged contain similar non-conforming provisions. In that order, FERC directed CEGT to modify those contracts and make additional filings regarding them to conform to its conclusions in the Show Cause Order, including making certain provisions available on a generally applicable basis, unless CEGT can provide an acceptable explanation of why such modifications and filings are not required.

    Subsequently, CEGT met with members of FERC's staff and provided additional information relating to FERC's Show Cause Order. CEGT was granted an extension of the response period to November 14, 2003, and has requested an additional extension to December 15, 2003, in order to allow additional time for further discussion with staff members.

    CEGT believes that its past filings with the FERC conformed to FERC's filing requirements at the time the various contracts were negotiated and that it will be able to demonstrate to FERC that it has complied with the applicable policy in all material respects. Nevertheless, CEGT intends to cooperate fully with FERC and will comply with applicable FERC requirements for filing and posting information relating to those contracts. CEGT believes at this time that the ultimate resolution of this matter would not have a material adverse effect on the financial condition or results of operations of either CERC or CEGT. The negotiated rate contracts in question are a subset of all of the CEGT transportation agreements. Even if it were ultimately precluded from using negotiated rate contracts, CEGT would still be able to provide firm and interruptible transportation services to its customers under its existing tariff.

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

    The following table summarizes financial data for the reportable business segments:


                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                         ---------------------------------------------------
                                           REVENUES FROM           NET
                                         THIRD PARTIES AND     INTERSEGMENT      OPERATING
                                           AFFILIATES(1)         REVENUES      INCOME (LOSS)
                                         -----------------     ------------    -------------
                                                              (IN MILLIONS)
Natural Gas Distribution...............      $    670            $     11         $   (4)
Pipelines and Gathering................            60                  28             43
Other Operations.......................            --                  --             (2)
Sales to Affiliates....................             7                  --             --
Eliminations...........................            --                 (39)            --
                                             --------            --------         ------
Consolidated...........................      $    737            $     --         $   37
                                             ========            ========         ======

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                         ---------------------------------------------------
                                           REVENUES FROM           NET
                                         THIRD PARTIES AND     INTERSEGMENT      OPERATING
                                             AFFILIATES          REVENUES      INCOME (LOSS)
                                         -----------------     ------------    -------------
                                                              (IN MILLIONS)
Natural Gas Distribution...............      $    880            $     17         $   (5)
Pipelines and Gathering................            55                  34             39
Other Operations.......................            --                   1             (1)
Sales to Affiliates....................            15                  --             --
Eliminations...........................            --                 (52)            --
                                             --------            --------         ------
Consolidated...........................      $    950            $     --         $   33
                                             ========            ========         ======

                                                                                                       AS OF
                                                                                                    DECEMBER 31,
                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002             2002
                                           ----------------------------------------------------     ------------
                                            REVENUES FROM           NET
                                           THIRD PARTIES AND    INTERSEGMENT       OPERATING
                                             AFFILIATES(1)        REVENUES        INCOME (LOSS)     TOTAL ASSETS
                                           -----------------    ------------      -------------     ------------
                                                                       (IN MILLIONS)
Natural Gas Distribution...............    $           2,629    $         29      $         114     $      4,051
Pipelines and Gathering................                  194              88                119            2,481
Other Operations.......................                   --              --                 (4)             206
Sales to Affiliates....................                   25              --                 --               --
Eliminations...........................                   --            (117)                --             (694)
                                           -----------------    ------------      -------------     ------------
Consolidated...........................    $           2,848    $         --      $         229     $      6,044
                                           =================    ============      =============     ============

                                                                                                       AS OF
                                                                                                    SEPTEMBER 30,
                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003             2003
                                           ----------------------------------------------------     -------------
                                            REVENUES FROM           NET
                                           THIRD PARTIES AND    INTERSEGMENT       OPERATING
                                              AFFILIATES          REVENUES          INCOME          TOTAL ASSETS
                                           -----------------    ------------      -------------     -------------
                                                                       (IN MILLIONS)
Natural Gas Distribution...............    $           3,862    $         51      $         146     $       3,723
Pipelines and Gathering................                  189             131                124             2,607
Other Operations.......................                   --               7                  2               174
Sales to Affiliates....................                   25              --                 --                --
Eliminations...........................                   --            (189)                --              (506)
                                           -----------------    ------------      -------------     -------------
Consolidated...........................    $           4,076    $         --      $         272     $       5,998
                                           =================    ============      =============     =============

(1) Included in revenues from third parties are revenues from sales to Reliant Resources, a former affiliate, of $17 million and $42 million for the three and nine months ended September 30, 2002.

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

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, generally limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. CenterPoint Energy and its subsidiaries, including us, received an order from the Securities and Exchange Commission
(SEC) under the 1935 Act on June 30, 2003 (June 2003 Financing Order) relating to financing and other activities, which is effective until June 30, 2005.

     On October 28, 2003, the SEC issued a supplemental order that permitted us to issue additional debt securities in connection with the retirement of our 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). For more information regarding the Orders, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Ability to Issue Securities."

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of our revenue and expense items between the three months and nine months ended September 30, 2003 and the three months and nine months ended September 30, 2002. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Exhibit 99.1 to the Current Report on Form 8-K dated June 16, 2003 (June 16, 2003 Form 8-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the June 16, 2003 Form 8-K, each of which is incorporated herein by reference.

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

     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2002 and 2003, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.


                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------        -------------------------------
                                                         2002                  2003              2002                 2003
                                                      ----------            ----------        ----------           ----------
                                                                                    (IN MILLIONS)
Operating Revenues ............................       $      737            $      950        $    2,848           $    4,076
                                                      ----------            ----------        ----------           ----------
Operating Expenses:
   Natural gas ................................              480                   682             1,925                3,073
   Operation and maintenance ..................              154                   164               484                  504
   Depreciation and amortization ..............               43                    45               125                  133
   Taxes other than income taxes ..............               23                    26                85                   94
                                                      ----------            ----------        ----------           ----------
          Total Operating Expenses ............              700                   917             2,619                3,804
                                                      ----------            ----------        ----------           ----------
Operating Income, net .........................               37                    33               229                  272
Other Income, net .............................               --                     1                 6                    4
Interest Expense and Distribution on Trust
   Preferred Securities .......................              (39)                  (44)             (113)                (128)
                                                      ----------            ----------        ----------           ----------
Income (Loss) Before Income Taxes .............               (2)                  (10)              122                  148
Income Tax Expense ............................                3                    --                50                   55
                                                      ----------            ----------        ----------           ----------
  Net Income (Loss) ...........................       $       (5)           $      (10)       $       72           $       93
                                                      ==========            ==========        ==========           ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     For the three months ended September 30, 2003, operating income decreased $4 million as compared to the same period in 2002. Operating margins (revenues less natural gas costs) for the three months ended September 30, 2003 were $11 million higher than in the same period in 2002 primarily because of:

     o higher revenues from rate increases implemented late in 2002 ($6 million);

     o    increased usage ($5 million);

     o    continued customer growth ($3 million); and

     o    franchise fees billed to customers ($2 million), partially offset by;

     o reduced margins from our unregulated commercial and industrial sales ($4 million).

     Operation and maintenance expense increased $10 million for the three months ended September 30, 2003 as compared to the same period in 2002. The increase in operation and maintenance expense was primarily due to:

     o higher employee benefit expenses, primarily due to increased pension costs ($8 million); and

     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($2 million).

     Depreciation and amortization expense increased $2 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $3 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to franchise fees resulting from higher revenues ($2 million).

     Interest expense increased $5 million for the three months ended September 30, 2003 as compared to the same period in 2002 due to higher borrowing costs and increased debt levels and financing costs.

     Income tax expense decreased $3 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of a decrease in state tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     For the nine months ended September 30, 2003, operating income increased $43 million as compared to the same period in 2002. Operating margins (revenues less natural gas costs) for the nine months ended September 30, 2003 were $80 million higher than in the same period in 2002 primarily because of:

     o higher revenues from rate increases implemented late in 2002 ($30 million);

     o    increased usage ($10 million);

     o    franchise fees billed to customers ($9 million);

     o improved margins from our unregulated commercial and industrial sales ($8 million);

     o    higher commodity prices ($8 million);

     o    continued customer growth ($8 million);

     o improved margins from new transportation contracts to power plants ($5 million);

     o increased miscellaneous service revenues and forfeited discounts ($5 million);

     o    colder weather ($4 million); and

     o improved margins from enhanced services in our gas gathering operations ($4 million).

     These increases were partially offset by reduced project-related revenues ($16 million) and a one-time refund of a tax on fuel in 2002 ($3 million).

     Operation and maintenance expense increased $20 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase in operation and maintenance expense was primarily due to:

     o higher employee benefit expenses primarily due to increased pension costs ($23 million);

     o certain costs being included in operating expense subsequent to the amendment of a receivables facility in November 2002 as compared with being included in interest expense in the prior year ($9 million); and

     o increased bad debt expense primarily due to colder weather and higher gas prices ($3 million).

     The increases in operation and maintenance expense were partially offset by a decrease in project-related costs ($16 million).

     Depreciation and amortization expense increased $8 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of increases in plant in service.

     Taxes other than income taxes increased $9 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to increased franchise fees resulting from higher revenue.

     Interest expense increased $15 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to higher borrowing costs and increased debt levels and financing costs.

     Income tax expense increased $5 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to higher pre-tax income. However, our effective tax rates for the nine months ended September 30, 2003 and 2002 were 37.3% and 41.1%, respectively. The decrease in the effective tax rate for 2003 compared to 2002 was primarily the result of a decrease in state tax expense.

                                    LIQUIDITY

     Long-Term Debt. Of the $2.3 billion principal amount of long-term debt outstanding at September 30, 2003, approximately $2.3 billion aggregate principal amount is senior and unsecured, and approximately $77 million aggregate principal amount with a final maturity of 2012 is subordinated and unsecured. In addition, the debentures relating to $0.4 million of trust preferred securities issued by our statutory business trust subsidiary are subordinated.

     The terms of various debt instruments having a final maturity of 2013, and under which we have an aggregate $907 million outstanding, limit the issuance of secured debt by us and provide for equal and ratable security for such debt in the event debt secured by "principal property" (as defined in the debt instruments) is issued. Additionally, our $200 million credit agreement expiring in March 2004 prohibits the issuance of debt secured by "principal property." The definition is similar to that contained in the debt instruments described above. Any pledge of assets as security for our debt is subject to SEC approval under the 1935 Act. We currently have SEC authorization to issue debt secured by a pledge of the stock of our nonutility subsidiaries.

     In 2003, we completed several capital market and bank financing transactions which, collectively, increased our borrowing capacity, converted a portion of our interest payment obligations from floating rates to fixed rates and reduced current maturities of long-term debt from $518 million at December 31, 2002 to $-0- at September 30, 2003. In March and April 2003, we issued $762 million aggregate principal amount of our 7.875% senior notes due 2013, the proceeds from which were used to refinance $360 million aggregate principal amount of our TERM Notes maturing in November 2003, pay the cost of terminating a remarketing option relating to those securities and repay approximately $340 million of bank borrowings bearing interest at 1.575% under our $350 million credit facility having a termination date of March 31, 2003. We replaced the credit facility which matured in March 2003 with a new $200 million revolving credit facility that terminates in March 2004. On November 3, 2003, we issued $160 million aggregate principal amount of our 5.95% senior unsecured notes due 2014, the proceeds of which were used to retire $140 million aggregate principal amount of our TERM Notes, to pay the cost of terminating a remarketing option relating to those securities ($17 million), to pay issuance costs and for general corporate purposes.

    In October 2003, our parent refinanced its bank facility with a $2.35 billion credit facility. CenterPoint Energy's new credit facility contains no restrictions on our use of proceeds from financing activities.

    Short-Term Debt and Receivables Facility. Our revolver and receivables facility are scheduled to terminate on the dates indicated below.

                                                                                    AMOUNT
                                                               AMOUNT OF      OUTSTANDING AS OF
                 TYPE OF FACILITY       TERMINATION DATE        FACILITY      SEPTEMBER 30, 2003
                 ----------------       ----------------       ---------      ------------------
                                                                     (IN MILLIONS)
                 Receivables         November 14, 2003 (1)      $   100            $   68
                 Revolver            March 23, 2004                 200                55
                                                                -------            ------
                      Total                                     $   300            $  123
                                                                =======            ======

----------
(1) The commitment to purchase receivables expires November 14, 2003. Purchases of receivables under the related uncommitted facility may occur until November 12, 2005.

     Rates for borrowings under the revolving credit facility, including the facility fee, are LIBOR plus 250 basis points based on current credit ratings and the applicable pricing grid.

     Effective June 25, 2003, we elected to reduce the purchase limit under our receivables facility from $150 million to $100 million. The bankruptcy remote subsidiary established to purchase and subsequently sell receivables makes such purchases with a combination of cash and subordinated notes. In July 2003, the subordinated notes owned by us were pledged to a gas supplier to secure obligations incurred in connection with the purchase of gas by us. In the fourth quarter of 2003, we plan to extend the existing committed facility for one year or replace the receivables facility with a committed one-year receivables facility.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy.

The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and with the related financing orders we have received. Our money pool borrowing limit under such financing orders is $600 million. At September 30, 2003, we had no investments in the money pool or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Cash Requirements in 2003 and 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the last three months of 2003 and during 2004 include the following:

     o approximately $355 million of capital expenditures, of which $76 million relates to the fourth quarter of 2003;

     o up to $100 million in the event our committed receivables facility is not replaced or extended; and

     o maturity of any borrowings under our $200 million revolving credit agreement.

     We expect that revolving credit borrowings, anticipated cash flows from operations, borrowings from affiliates and proceeds from capital market transactions, will be sufficient to meet our cash needs for the remainder of 2003 and 2004. If we are unable to obtain external financings to meet our future capital requirements on terms that are acceptable to us, our financial condition and future results of operations could be materially and adversely affected. Our future indebtedness may include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict the payment of dividends to our parent company.

     At September 30, 2003, we had a shelf registration statement covering $50 million of debt securities. The amount of any debt security or any security having equity characteristics that we can issue, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by:

     o    general economic and capital market conditions;

     o    credit availability from financial institutions and other lenders;

     o    investor confidence in us and the markets in which we operate;

     o    maintenance of acceptable credit ratings by us and by CenterPoint
          Energy;

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

    Impact on Liquidity of a Downgrade in Credit Ratings. As of October 7, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

                MOODY'S                 S&P                  FITCH
         ---------------------    -------------------   -------------------
         RATING     OUTLOOK(1)    RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
         ------     ----------    ------   ----------   ------   ----------
         Ba1        Negative       BBB     Stable       BBB      Stable

----------

     (1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will lead either to a review for a potential downgrade or a return to a stable outlook.

     (2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

     (3) A "stable" outlook from Fitch indicates that the rating is not likely to move over a one- to two-year period.

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

     A decline in credit ratings would increase facility fees and borrowing costs under our revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

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

     CenterPoint Energy Gas Resources Corp., a wholly owned subsidiary, provides comprehensive natural gas sales and services to industrial and commercial customers that are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CenterPoint Energy Gas Resources Corp. has agreements with provisions standard for the industry that establish credit thresholds and then require a party to provide additional collateral on two business days' notice when that party's credit rating or the rating of a credit support provider for that party (CenterPoint Energy Resources Corp. in this case) falls below those levels. As of October 31, 2003, our senior unsecured debt was rated BBB by S&P and Ba1 by Moody's. Based on these ratings, we estimate that unsecured credit limits extended to CenterPoint Energy Gas Resources Corp. by counterparties could aggregate $29 million; however, utilized credit capacity is significantly lower.

     Cross Defaults. Our debentures and borrowings generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debentures, revolving credit facility or receivables facility. A payment default on, or a non-payment default that permits acceleration of, any indebtedness at CenterPoint Energy Resources Corp. exceeding $50 million will cause a default under CenterPoint Energy's $2.35 billion credit facility entered into in October 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default on CenterPoint Energy's 3.75% senior convertible notes due 2023, its 5.875% senior notes due 2008, its 6.85% senior notes due 2015 and its 7.25% senior notes due 2010.

     Pension Plan. As discussed in Note 8(a) of the notes to the consolidated financial statements included in Exhibit 99.2 to the June 16, 2003 Form 8-K (CERC Corp. 8-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $36 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the year ended December 31, 2002 was $13 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

     o   increases in interest expense in connection with debt refinancings; and

     o   various regulatory actions.

     Certain Contractual and Regulatory Limits on Ability to Issue Securities. Factors affecting our ability to issue securities or take other actions to adjust our capitalization include:

     o covenants and other provisions in our credit facility, receivables facility and other borrowing agreements; and

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

     Our parent is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities. The 1935 Act, among other things, limits our ability to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     We received an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order), which is effective until June 30, 2005. The June 2003 Financing Order establishes limits on the amount of external debt we can issue without additional authorization. We are in compliance with the authorized limits. We obtained an additional order from the SEC in October 2003 authorizing us to issue up to an additional $50 million of debt securities in connection with retiring the TERM Notes. The June 2003 Financing Order permits the following additional financing activities:

     o    refinancings of our existing external debt;

     o    utilization of the undrawn portion of our bank facility; and

     o the issuance of an aggregate $250 million of preferred stock and preferred securities.

     The June 2003 Financing Order requires that if we issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of ours and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds. The SEC has reserved jurisdiction over the issuance of $450 million additional debt by us. We would need an additional order from the SEC for authority to issue this debt. Under the June 2003 Financing Order, our common equity as a percentage of total capitalization must be at least 30%.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.3 billion or 55% of our total assets as of September 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2002, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

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

     We recorded goodwill associated with the acquisition of our Natural Gas Distribution and Pipelines and Gathering operations in 1997. We reviewed our goodwill for impairment as of January 1, 2003. We computed the fair value of the Natural Gas Distribution and the Pipelines and Gathering operations as the sum of the discounted estimated net future cash flows applicable to each of these operations. We determined that the fair value for each of the Natural Gas Distribution operations and the Pipelines and Gathering operations exceeded their corresponding carrying value, including unallocated goodwill. We also concluded that no interim impairment indicators existed subsequent to this initial evaluation. As of September 30, 2003, we had recorded $1.7 billion of goodwill. Future evaluations of the carrying value of goodwill could be significantly impacted by our estimates of cash flows associated with our Natural Gas Distribution and Pipelines and Gathering operations, regulatory matters, and estimated operating costs.

UNBILLED REVENUES

    Revenues related to the sale and/or delivery of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of natural gas delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 were $284 million and $142 million, respectively, related to our Natural Gas Distribution business segment.

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

    We have identified no asset retirement obligations. Our rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $393 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

    In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance as it relates to lease accounting and the accounting provisions related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on our consolidated financial statements.

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

    In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability was applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and we will analyze the impact, if any, these changes may have on our consolidated financial statements upon ultimate implementation of FIN 46. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133 and when a derivative contains a financing component. SFAS No. 149 also amends certain existing pronouncements, which will result in more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. Certain paragraphs of this statement that relate to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, upon the adoption of SFAS No. 150, we reclassified $0.5 million of trust preferred securities as long-term debt and began to recognize the dividends paid on the trust preferred securities as interest expense. Prior to July 1, 2003, the dividends were classified as "Distribution on Trust Preferred Securities" in the Statements of Consolidated Operations. SFAS No. 150 does not permit restatement of prior periods. The adoption of SFAS No. 150 did not impact our net income.

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of certain legal and regulatory proceedings affecting us, please review Note 10 to our Interim Financial Statements, "Business -- Regulation" and "Business -- Environmental Matters" in Item 1 of the Annual Report on Form 10-K of CERC Corp. (CERC Corp. 10-K) for the year ended December 3, 2002, "Legal Proceedings" in Item 3 of the CERC Corp. 10-K and Notes 10(c) and (d) to the CERC Corp. 8-K Notes, each of which is incorporated herein by reference.

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

   IF WE FAIL TO EXTEND CONTRACTS WITH TWO OF OUR SIGNIFICANT INTERSTATE PIPELINES' CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON OUR OPERATIONS.

     Contracts with two of our interstate pipelines' significant customers, CenterPoint Energy Arkla and Laclede Gas Company, are currently scheduled to expire in 2005 and 2007, respectively. To the extent the pipelines are unable to extend these contracts or the contracts are renegotiated at rates substantially different than the rates provided in the current contracts, there could be an adverse effect on our results of operations, financial condition and cash flows.

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

   OUR REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A substantial portion of our revenues are derived from natural gas sales and transportation. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

RISK FACTORS ASSOCIATED WITH OUR FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of September 30, 2003, we had $2.4 billion of outstanding indebtedness. Approximately $658 million principal amount of this debt must be paid through 2006. Included in the approximately $658 million is $140 million principal amount of TERM notes that were retired in November 2003. In addition, the capital constraints and other factors currently impacting our parent company's and our businesses may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current or historical indebtedness. These terms may negatively impact our ability to operate our business or adversely affect our financial condition and results of operations. The success of our future financing efforts may depend, at least in part, on:

     o    general economic and capital market conditions;

     o    credit availability from financial institutions and other lenders;

     o    investor confidence in us and the markets in which we operate;

     o    maintenance of acceptable credit ratings by us and by CenterPoint
          Energy;

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

   THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $3.2 billion principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. On October 7, 2003, Moody's Investors Services, Inc. placed CenterPoint Energy's senior unsecured credit rating on review for downgrade, reflecting concerns that may lead to a downgrade. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected.

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

     CenterPoint Energy and certain of its subsidiaries, including us, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     CenterPoint Energy and its subsidiaries, including us, received an order from the SEC under the 1935 Act on June 30, 2003 relating to financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

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

     We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. We cannot assure you that insurance coverage will be available in the future on commercially reasonable terms or that the insurance proceeds received for any loss of or any damage to any of our facilities will be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows. The costs of our insurance coverage have increased significantly in recent months and may continue to increase in the future.

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

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
 3(a)(1)   -    Certificate of Incorporation of      Form 10-K for the year ended         1-13265        3(a)(1)
                RERC Corp.                           December 31, 1997

 3(a)(2)   -    Certificate of Merger merging        Form 10-K for the year ended         1-13265        3(a)(2)
                former NorAm Energy Corp. with and   December 31, 1997
                into HI Merger, Inc. dated August
                6, 1997

 3(a)(3)        - Certificate of Amendment changing  Form 10-K for the year ended
                1-13265 3(a)(3) the name to Reliant  Energy December 31, 1998
                Resources Corp.

 3(a)(4)   -    Certificate of Amendment changing    Form 10-Q for the quarterly          1-13265        3(a)(4)
                the name to CenterPoint Energy       period ended June 30, 2003
                Resources Corp.

  3(b)     -    Bylaws of RERC Corp.                 Form 10-K for the year ended         1-13265         3(b)
                                                     December 31, 1997

  4(a)     -    Indenture, dated as of February 1,   Form 8-K dated February 5, 1998      1-13265          4.1
                1998, between RERC Corp. and Chase
                Bank of Texas, National
                Association, as Trustee

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
  4(b)     -    Supplemental Indenture No. 1 to      Form 8-K dated February 5, 1998      1-13265          4.2
                Exhibit 4(a), dated as of
                February 1, 1998, providing for the
                issuance of RERC Corp.'s 6 1/2%
                Debentures due February 1, 2008

  4(c)     -    Supplemental Indenture No. 2 to      Form 8-K dated November 9, 1998      1-13265          4.1
                Exhibit 4(a),  dated as of November
                1, 1998, providing for the issuance
                of RERC Corp.'s 6 3/8% Term
                Enhanced ReMarketable Securities

  4(d)     -    Supplemental Indenture No. 3 to      Registration Statement on Form      333-49162         4.2
                Exhibit 4(a),  dated as of July 1,   S-4
                2000, providing for the issuance of
                RERC Corp.'s 8.125% Notes due 2005

  4(e)     -    Supplemental Indenture No. 4 to      Form 8-K dated February 21, 2001     1-13265          4.1
                Exhibit 4(a),  dated as of February
                15, 2001, providing for the
                issuance of RERC Corp.'s 7.75%
                Notes due 2011

  4(f)     -    Supplemental Indenture No. 5 to      Form 8-K dated March 18, 2003        1-13265          4.1
                Exhibit 4(a), dated as of March 25,
                2003, providing for the issuance of
                CERC Corp.'s 7.875% Senior Notes

                due 2013

  4(g)     -    Supplemental Indenture No. 6 to      Form 8-K dated April 7, 2003         1-13265          4.2
                Exhibit 4(a), dated as of April 14,
                2003, providing for the issuance of
                additional CERC Corp. 7.875% Senior
                Notes due 2013

  4(h)     -    Supplemental Indenture No. 7 to      Form 8-K dated October 29, 2003      1-13265          4.2
                Exhibit 4(a), dated as of November
                3, 2003, providing for the issuance
                of CERC Corp.'s 5.95% Senior Notes
                due 2014

  4(i)     -    Registration Rights Agreement,       Form 10-Q for the quarterly          1-13265         4(h)
                dated as of March 25, 2003, among    period ended June 30, 2003
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 7.875% Senior Notes
                due 2013

  4(j)     -    Registration Rights Agreement,       Form 10-Q for the quarterly          1-13265         4(i)
                dated as of April 14, 2003, among    period ended June 30, 2003
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 7.875% Senior Notes
                due 2013

  4(k)     -    Registration Rights Agreement,       Form 8-K dated October 29, 2003      1-13265          4.3
                dated as of November 3, 2003, among
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 5.95% Senior Notes
                due 2014

   +12     -    Computation of Ratios of Earnings
                to Fixed Charges

 +31(a)    -    Section 302 Certification of David
                M. McClanahan

 +31(b)    -    Section 302 Certification of Gary
                L. Whitlock

 +32(a)    -    Section 906 Certification of David
                M. McClanahan

 +32(b)    -    Section 906 Certification of Gary
                L. Whitlock

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
 +99(a)    -    Items incorporated by reference
                from the CERC Corp. Form 10-K.
                Item 1 "Business -- Regulation" and
                "Business -- Environmental Matters"
                and Item 3 "Legal Proceedings."

 +99(b)    -    Items incorporated by reference
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

(b)  Reports on Form 8-K.

     On September 18, 2003, we filed a Current Report on Form 8-K dated September 15, 2003, announcing that the Federal Energy Regulatory Commission issued a Show Cause Order to CenterPoint Energy Gas Transmission Company, one of our natural gas pipeline subsidiaries (Item 5). We also furnished information under Item 9 of that form regarding a slide presentation and information regarding our external debt balances expected to be presented to various members of the financial and investment community from time to time.

     On October 29, 2003, we filed a Current Report on Form 8-K dated October 29, 2003 in which we furnished information under Item 12 of that form relating to our third quarter 2003 financial results.

     On November 5, 2003, we filed a Current Report on Form 8-K dated October 29, 2003 announcing the pricing and closing of $160 million of our senior notes in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended, and Regulation S. The notes bear interest at a rate of 5.95% and will be due January 15, 2014.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CENTERPOINT ENERGY RESOURCES CORP.





                     By:  /s/ James S. Brian
                          ------------------------------------------------------
                              James S. Brian
                              Senior Vice President and Chief Accounting Officer


Date:  November 12, 2003

                               INDEX TO EXHIBITS

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
 3(a)(1)   -    Certificate of Incorporation of      Form 10-K for the year ended         1-13265        3(a)(1)
                RERC Corp.                           December 31, 1997

 3(a)(2)   -    Certificate of Merger merging        Form 10-K for the year ended         1-13265        3(a)(2)
                former NorAm Energy Corp. with and   December 31, 1997
                into HI Merger, Inc. dated August
                6, 1997

 3(a)(3)        - Certificate of Amendment changing  Form 10-K for the year ended
                1-13265 3(a)(3) the name to Reliant  Energy December 31, 1998
                Resources Corp.

 3(a)(4)   -    Certificate of Amendment changing    Form 10-Q for the quarterly          1-13265        3(a)(4)
                the name to CenterPoint Energy       period ended June 30, 2003
                Resources Corp.

  3(b)     -    Bylaws of RERC Corp.                 Form 10-K for the year ended         1-13265         3(b)
                                                     December 31, 1997

  4(a)     -    Indenture, dated as of February 1,   Form 8-K dated February 5, 1998      1-13265          4.1
                1998, between RERC Corp. and Chase
                Bank of Texas, National
                Association, as Trustee

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
  4(b)     -    Supplemental Indenture No. 1 to      Form 8-K dated February 5, 1998      1-13265          4.2
                Exhibit 4(a), dated as of
                February 1, 1998, providing for the
                issuance of RERC Corp.'s 6 1/2%
                Debentures due February 1, 2008

  4(c)     -    Supplemental Indenture No. 2 to      Form 8-K dated November 9, 1998      1-13265          4.1
                Exhibit 4(a),  dated as of November
                1, 1998, providing for the issuance
                of RERC Corp.'s 6 3/8% Term
                Enhanced ReMarketable Securities

  4(d)     -    Supplemental Indenture No. 3 to      Registration Statement on Form      333-49162         4.2
                Exhibit 4(a),  dated as of July 1,   S-4
                2000, providing for the issuance of
                RERC Corp.'s 8.125% Notes due 2005

  4(e)     -    Supplemental Indenture No. 4 to      Form 8-K dated February 21, 2001     1-13265          4.1
                Exhibit 4(a),  dated as of February
                15, 2001, providing for the
                issuance of RERC Corp.'s 7.75%
                Notes due 2011

  4(f)     -    Supplemental Indenture No. 5 to      Form 8-K dated March 18, 2003        1-13265          4.1
                Exhibit 4(a), dated as of March 25,
                2003, providing for the issuance of
                CERC Corp.'s 7.875% Senior Notes

                due 2013

  4(g)     -    Supplemental Indenture No. 6 to      Form 8-K dated April 7, 2003         1-13265          4.2
                Exhibit 4(a), dated as of April 14,
                2003, providing for the issuance of
                additional CERC Corp. 7.875% Senior
                Notes due 2013

  4(h)     -    Supplemental Indenture No. 7 to      Form 8-K dated October 29, 2003      1-13265          4.2
                Exhibit 4(a), dated as of November
                3, 2003, providing for the issuance
                of CERC Corp.'s 5.95% Senior Notes
                due 2014

  4(i)     -    Registration Rights Agreement,       Form 10-Q for the quarterly          1-13265         4(h)
                dated as of March 25, 2003, among    period ended June 30, 2003
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 7.875% Senior Notes
                due 2013

  4(j)     -    Registration Rights Agreement,       Form 10-Q for the quarterly          1-13265         4(i)
                dated as of April 14, 2003, among    period ended June 30, 2003
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 7.875% Senior Notes
                due 2013

  4(k)     -    Registration Rights Agreement,       Form 8-K dated October 29, 2003      1-13265          4.3
                dated as of November 3, 2003, among
                CERC Corp. and the initial
                purchasers named therein relating
                to CERC Corp.'s 5.95% Senior Notes
                due 2014

   +12     -    Computation of Ratios of Earnings
                to Fixed Charges

 +31(a)    -    Section 302 Certification of David
                M. McClanahan

 +31(b)    -    Section 302 Certification of Gary
                L. Whitlock

 +32(a)    -    Section 906 Certification of David
                M. McClanahan

 +32(b)    -    Section 906 Certification of Gary
                L. Whitlock

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION             REGISTRATION      EXHIBIT
 NUMBER                    DESCRIPTION                          STATEMENT                 NUMBER        REFERENCE
---------  ----------------------------------------  --------------------------------  -------------    ----------
 +99(a)    -    Items incorporated by reference
                from the CERC Corp. Form 10-K.
                Item 1 "Business -- Regulation" and
                "Business -- Environmental Matters"
                and Item 3 "Legal Proceedings."

 +99(b)    -    Items incorporated by reference
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