Form 10-Q
period 2004-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2004-05-10
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                         ------------------------------

                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.

             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                    76-0511406
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                      1111 LOUISIANA
                    HOUSTON, TEXAS 77002                                           (713) 207-1111
    (Address and zip code of principal executive offices)         (Registrant's telephone number, including area code)

                         ------------------------------

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

As of May 1, 2004, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements............................................................     1
               Statements of Consolidated Income
                  Three Months Ended March 31, 2003 and 2004 (unaudited)...........................     1
               Consolidated Balance Sheets
                  December 31, 2003 and March 31, 2004 (unaudited).................................     2
               Statements of Consolidated Cash Flows
                  Three Months Ended March 31, 2003 and 2004 (unaudited)...........................     4
               Notes to Unaudited Consolidated Financial Statements................................     5
           Item 2. Management's Narrative Analysis of the Results of Operations....................    13
           Item 4. Controls and Procedures.........................................................    18

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings...............................................................    19
           Item 6. Exhibits and Reports on Form 8-K................................................    19

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

         The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

         - state and federal legislative and regulatory actions or developments, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act) and changes in or application of laws or regulations applicable to other aspects of our business;

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

         - non-payment of our services due to financial distress of our customers; and

         - other factors we discuss in "Risk Factors" beginning on page 9 of the CenterPoint Energy Resources Corp. Annual Report on Form 10-K for the year ended December 31, 2003.

         Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

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
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------------
                                                                                2003               2004
                                                                           --------------      --------------
REVENUES...............................................................    $    2,094,020      $    2,196,585
                                                                           --------------      --------------
EXPENSES:

  Natural gas..........................................................         1,655,120           1,762,240
  Operation and maintenance............................................           177,666             181,845
  Depreciation and amortization........................................            43,910              46,526
  Taxes other than income taxes........................................            45,176              45,394
                                                                           --------------      --------------
      Total............................................................         1,921,872           2,036,005
                                                                           --------------      --------------

OPERATING INCOME.......................................................           172,148             160,580
                                                                           --------------      --------------

OTHER INCOME (EXPENSE):

  Interest and other finance charges...................................           (35,826)            (42,282)
  Other, net...........................................................             1,060               2,612
                                                                           --------------      --------------
      Total............................................................           (34,766)            (39,670)
                                                                           --------------      --------------

INCOME BEFORE INCOME TAXES.............................................           137,382             120,910

   Income Tax Expense..................................................            49,210              46,719
                                                                           --------------      --------------

NET INCOME.............................................................    $       88,172      $       74,191
                                                                           ==============      ==============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  DECEMBER 31,         MARCH 31,
                                                                                     2003                2004
                                                                                 --------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents.................................................     $       34,447     $      184,800
  Accounts and notes receivable, net........................................            462,988            392,006
  Accrued unbilled revenue..................................................            323,844            175,911
  Accounts and notes receivable - affiliated companies, net.................                 --            157,941
  Materials and supplies....................................................             26,859             27,008
  Natural gas inventory.....................................................            160,367             68,648
  Non-trading derivative assets.............................................             45,897             48,993
  Taxes receivable..........................................................             32,023                 --
  Prepaid expenses..........................................................             11,104             11,773
  Other.....................................................................             71,597             44,760
                                                                                 --------------     --------------
    Total current assets....................................................          1,169,126          1,111,840
                                                                                 --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................................          4,086,750          4,126,166
  Less accumulated depreciation.............................................           (351,189)          (378,241)
                                                                                 --------------     --------------
    Property, plant and equipment, net......................................          3,735,561          3,747,925
                                                                                 --------------     --------------

OTHER ASSETS:
  Goodwill..................................................................          1,740,510          1,740,510
  Other intangibles, net....................................................             20,101             19,696
  Non-trading derivative assets.............................................             11,273             11,391
  Accounts and notes receivable - affiliated companies, net.................             33,929             26,097
  Other.....................................................................            142,162            144,609
                                                                                 --------------     --------------
    Total other assets......................................................          1,947,975          1,942,303
                                                                                 --------------     --------------

TOTAL ASSETS................................................................     $    6,852,662     $    6,802,068
                                                                                 ==============     ==============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                  DECEMBER 31,         MARCH 31,
                                                                                     2003                2004
                                                                                 --------------     --------------
CURRENT LIABILITIES:
  Short-term borrowings.....................................................     $       63,000     $           --
  Accounts payable..........................................................            528,394            468,490
  Accounts and notes payable - affiliated companies, net....................             23,351                 --
  Taxes accrued.............................................................             65,636            132,461
  Interest accrued..........................................................             58,505             52,795
  Customer deposits.........................................................             58,372             59,730
  Non-trading derivative liabilities........................................              6,537              9,626
  Accumulated deferred income taxes, net....................................              8,856             20,371
  Other.....................................................................            125,132             96,238
                                                                                 --------------     --------------
        Total current liabilities...........................................            937,783            839,711
                                                                                 --------------     --------------

OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................................            645,125            625,834
  Non-trading derivative liabilities........................................              3,330              1,676
  Benefit obligations.......................................................            130,980            129,555
  Other.....................................................................            571,005            561,714
                                                                                 --------------     --------------
      Total other liabilities...............................................          1,350,440          1,318,779
                                                                                 --------------     --------------

LONG-TERM DEBT..............................................................          2,370,974          2,370,515
                                                                                 --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
  Common stock..............................................................                  1                  1
  Paid-in capital...........................................................          1,985,254          1,985,275
  Retained earnings.........................................................            173,682            247,873
  Accumulated other comprehensive income....................................             34,528             39,914
                                                                                 --------------     --------------
      Total stockholder's equity............................................          2,193,465          2,273,063
                                                                                 --------------     --------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................     $    6,852,662     $    6,802,068
                                                                                 ==============     ==============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                    2003                2004
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................    $       88,172     $       74,191
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................            43,910             46,526
     Amortization of deferred financing costs...............................               408              2,814
     Deferred income taxes..................................................            23,598            (10,770)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net...................................          (251,918)           219,183
       Accounts receivable/payable, affiliates..............................           (11,156)             1,626
       Inventory............................................................            72,791             91,570
       Taxes receivable.....................................................            23,286             32,023
       Accounts payable.....................................................           215,309            (59,904)
       Fuel cost recovery...................................................             7,056                 --
       Interest and taxes accrued...........................................           (14,519)            61,115
       Net non-trading derivative assets and liabilities....................            (1,362)             6,487
       Other current assets.................................................            29,864             26,168
       Other current liabilities............................................           (22,831)           (27,536)
       Other assets.........................................................            (4,489)            (3,667)
       Other liabilities....................................................            18,061            (14,545)
     Other, net.............................................................            (7,037)              (459)
                                                                                --------------     --------------
         Net cash provided by operating activities..........................           209,143            444,822
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................           (50,732)           (52,126)
   Decrease (increase) in notes receivable from affiliates, net.............               926           (175,065)
   Other, net...............................................................            (2,424)            (2,416)
                                                                                --------------     --------------
         Net cash used in investing activities..............................           (52,230)          (229,607)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt...............................................          (260,008)                --
   Proceeds from long-term debt.............................................           650,000                 --
   Debt issuance costs......................................................           (51,798)            (1,862)
   Decrease in short-term borrowings, net...................................          (347,000)           (63,000)
   Decrease in notes with affiliates, net...................................           (74,096)                --
                                                                                --------------     --------------
         Net cash used in financing activities..............................           (82,902)           (64,862)
                                                                                --------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................            74,011            150,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD........................             9,237             34,447
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............................    $       83,248     $      184,800
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest.................................................................    $       54,930     $       46,126
   Income taxes.............................................................               793             14,968

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

         General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp., together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2003 (CERC Corp. Form 10-K).

         Background. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

         Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

         Note 2(e)(Regulatory Assets and Liabilities), Note 3 (Regulatory Matters), Note 5 (Derivative Instruments) and Note 9 (Commitments and Contingencies) to the consolidated annual financial statements in the CERC Corp. Form 10-K (CERC Corp. 10-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

         For information regarding environmental matters and legal proceedings, see Note 9 to the Interim Financial Statements.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The Company has a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding. The trust was determined to be a variable interest entity under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trust. As of December 31, 2003, the Company deconsolidated the trust and instead reports its junior subordinated debentures due to the trust as long-term debt.

         On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in
Note 11(a) to these Interim Financial Statements.

         In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact the Act will have on the Company. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FAS 106-1). In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending, and that guidance, when issued, may require the Company to change previously reported information.

(3)  REGULATORY MATTERS

(a) Rate Cases.

         On January 6, 2004, new rates went into effect in the City of Houston in accordance with a rate settlement between CenterPoint Energy Entex (Entex) and the City. These settlement rates were subsequently filed with the 28 remaining cities in the Houston Division and with the Railroad Commission of Texas (Texas Railroad Commission). The settlement rates went into effect in 12 of the 28 cities on February 1, 2004 and went into effect for ten additional cities on May 1, 2004. The Texas Railroad Commission is expected to render a decision associated with the unincorporated environs in the near future. Once all remaining regulatory approvals are received, the annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

(b) Other Regulatory Proceedings.

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

(4)  DERIVATIVE INSTRUMENTS

         The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

         Cash Flow Hedges. During the three months ended March 31, 2004, there was no hedge ineffectiveness recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of March 31, 2004, the Company expects $54 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

         For additional information regarding the Company's use of derivatives, see Note 5 to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

(5)  GOODWILL AND INTANGIBLES

         Goodwill as of December 31, 2003 and March 31, 2004 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

         The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

         The components of the Company's other intangible assets consist of the following:

                                                 DECEMBER 31, 2003                MARCH 31, 2004
                                             --------------------------     ---------------------------
                                              CARRYING     ACCUMULATED       CARRYING      ACCUMULATED
                                               AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
                                             -----------   ------------     -----------    ------------
                                                                   (IN MILLIONS)
Land use rights..........................    $         7    $       (3)     $         7     $       (3)
Other....................................             20            (4)              20             (4)
                                             -----------    ----------      -----------     ----------
Total....................................    $        27    $       (7)     $        27     $       (7)
                                             ===========    ==========      ===========     ==========

         The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of March 31, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

         Amortization expense for other intangibles for the three months ended March 31, 2003 and 2004 was $0.3 million and $0.4 million, respectively. Estimated amortization expense for the remainder of 2004 is approximately $1.5 million and is approximately $0.5 million per year for the five succeeding fiscal years.

(6)  LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

         Credit Facilities. As of March 31, 2004, the Company had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of March 31, 2004, such credit facility was not utilized.

         Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 2, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above are included in long-term debt as of December 31, 2003 and March 31, 2004.

         The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and March 31, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of March 31, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

         On January 21, 2004, the Company replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of March 31, 2004, the Company had fully utilized its receivables facility.

(7)  COMPREHENSIVE INCOME

         The following table summarizes the components of total comprehensive income:

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                       ---------------------
                                                                                         2003         2004
                                                                                       --------     --------
                                                                                          (IN MILLIONS)
Net income.........................................................................    $     88     $     74
                                                                                       --------     --------
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges...................................          (1)           8
  Reclassification of deferred loss (gain) from cash flow hedges realized in net
    income.........................................................................           1           (3)
                                                                                       --------     --------
Other comprehensive income.........................................................          --            5
                                                                                       --------     --------
Comprehensive income...............................................................    $     88     $     79
                                                                                       ========     ========

(8)  RELATED PARTY TRANSACTIONS

         The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                              DECEMBER 31,    MARCH 31,
                                                                                  2003          2004
                                                                              ------------   ----------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates.........................................  $       6      $       11
Accounts payable to affiliates..............................................        (29)            (36)
                                                                              ---------      ----------
  Accounts payable -- affiliated companies, net.............................        (23)            (25)
                                                                              ---------      ----------

Note receivable from affiliates(1)..........................................        --              183
                                                                              ---------      ----------
     Accounts and notes receivable/(payable) -- affiliated companies, net...  $     (23)     $      158
                                                                              =========      ==========

Long-term accounts receivable from affiliates...............................  $     --       $       64
Long-term accounts payable to affiliates....................................        --              (43)
                                                                              ---------      ----------
  Long-term accounts receivable -- affiliated companies, net................        --       $       21
                                                                              ---------      ----------

Long-term notes receivable from affiliates..................................         67      $        5
Long-term notes payable to affiliates.......................................        (33)             --
                                                                              ---------      ----------
  Long-term notes receivable -- affiliated companies, net...................         34      $        5
                                                                              ---------      ----------
     Long-term accounts and notes receivable -- affiliated companies, net...  $      34      $       26
                                                                              =========      ==========

----------

(1) This represents money pool investments.

         For the three months ended March 31, 2003 and 2004, the Company had net interest income (expense) related to affiliate borrowings of $(0.1) million and $1.6 million, respectively.

         The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

         For the three months ended March 31, 2003 and 2004, sales and services provided by the Company to CenterPoint Energy and its subsidiaries totaled $5 million and $7 million, respectively.

         CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $31 million and $27 million for the three months ended March 31, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

(9)  COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

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

         In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The Company believes that there has been no systematic mismeasurement of gas and that the suits are without merit. The Company does not expect that their ultimate outcome would have a material impact on the Company's financial condition or results of operations.

         Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against CenterPoint Energy, the Company, Entex Gas Marketing Company, and others alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act. The plaintiffs seek class certification, but no class has been certified. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed against the Company in state court in Caddo Parish, Louisiana purportedly on behalf of a class of residential or business customers in Louisiana who allegedly have been overcharged for gas or gas service provided by the Company. In February 2004, another suit was filed against the Company in Calcasieu Parish, Louisiana, seeking to recover alleged overcharges for gas or gas services allegedly provided by Entex without advance approval by the Louisiana Public Service Commission. The plaintiffs in these cases seek injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages and civil penalties. In these cases, CenterPoint Energy, the Company and Entex Gas Marketing Company deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company does not anticipate that the outcome of these matters will have a material impact on the Company's financial condition or results of operations.

(b) Environmental Matters.

         Hydrocarbon Contamination. CERC Corp. and certain of its subsidiaries are among the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility," which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.

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

         At March 31, 2004, the Company had accrued $19 million for remediation of certain Minnesota sites. At March 31, 2004, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected or accrued $12 million as of March 31, 2004 to be used for environmental remediation.

         The Company has received notices from the United States Environmental Protection Agency and others regarding its status as a PRP for other sites. The Company has been named as a defendant in lawsuits under which contribution is sought for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of the Company or its divisions. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. Based on current information, the Company has not been able to quantify a range of potential environmental expenditures for such sites.

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

         Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(c) Other Proceedings.

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

         The Company has identified the following reportable business segments:
Natural Gas Distribution, Pipelines and Gathering, and Other Operations. For descriptions of the reportable business segments, see Note 12 to the CERC Corp. 10-K Notes, which is incorporated herein by reference.

         The following table summarizes financial data for the Company's reportable business segments:

                                                                                                  AS OF
                                                                                               DECEMBER 31,
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2003             2003
                                        -------------------------------------------------      ------------
                                          REVENUES FROM         NET
                                        THIRD PARTIES AND   INTERSEGMENT       OPERATING
                                            AFFILIATES        REVENUES          INCOME         TOTAL ASSETS
                                        -----------------   ------------      -----------      ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution.............      $      2,028     $        17       $       129      $     4,661
Pipelines and Gathering..............                61              48                43            2,519
Other Operations.....................                --               2                --              388
Sales to Affiliates..................                 5              --                --               --
Eliminations.........................                --             (67)               --             (715)
                                           ------------     -----------       -----------      -----------
Consolidated.........................      $      2,094     $        --       $       172      $     6,853
                                           ============     ===========       ===========      ===========

                                                                                                  AS OF
                                                                                                 MARCH 31,
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2004              2004
                                        -------------------------------------------------      ------------
                                          REVENUES FROM         NET
                                        THIRD PARTIES AND   INTERSEGMENT       OPERATING
                                            AFFILIATES        REVENUES          INCOME         TOTAL ASSETS
                                        -----------------   ------------      -----------      ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution.............      $      2,124     $         7       $       117      $     4,691
Pipelines and Gathering..............                65              37                45            2,481
Other Operations.....................                --               3                (2)             539
Sales to Affiliates..................                 7              --                --               --
Eliminations.........................                --             (47)               --             (909)
                                           ------------     -----------       -----------      -----------
Consolidated.........................      $      2,196     $        --       $       160      $     6,802
                                           ============     ===========       ===========      ===========

(11)  EMPLOYEE BENEFIT PLANS AND SEVERANCE COSTS

(a) Employee Benefit Plans.

         The Company's employees participate in CenterPoint Energy's postretirement benefit plan.

         The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        2003            2004
                                                    -----------    ------------
                                                           (IN MILLIONS)
Service cost.....................................   $        --     $        --
Interest cost....................................             2               2
Expected return on plan assets...................            --              --
Net amortization.................................             1               1
Other ...........................................            --               1
                                                    -----------    ------------
      Net periodic cost..........................   $         3    $          4
                                                    ===========    ============

         The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $15 million to its postretirement benefits plan in 2004. As of March 31, 2004, $3 million has been contributed.

(b) Severance Costs.

         The Company recorded an $8 million charge for severance costs associated with staff reductions in its Natural Gas Distribution business segment during the three months ended March 31, 2004.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         The following narrative analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this report.

         We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends."

         We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2003 and the three months ended March 31, 2004. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2003 (CERC Corp. Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

         Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Business -- Risk Factors" in Item 1 of the CERC Corp. Form 10-K and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which are incorporated herein by reference.

         The following table sets forth our consolidated results of operations for the three months ended March 31, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                              2003              2004
                                                                          ------------      ------------
Revenues...............................................................   $      2,094      $      2,196
                                                                          ------------      ------------
Expenses:
   Natural gas.........................................................          1,655             1,762
   Operation and maintenance...........................................            178               182
   Depreciation and amortization.......................................             44                47
   Taxes other than income taxes.......................................             45                45
                                                                          ------------      ------------
          Total Expenses...............................................          1,922             2,036
                                                                          ------------      ------------
Operating Income.......................................................            172               160
Interest and Other Finance Charges.....................................            (36)              (42)
Other Income, net......................................................              1                 3
                                                                          ------------      ------------
Income Before Income Taxes.............................................            137               121
Income Tax Expense.....................................................            (49)              (47)
                                                                          ------------      ------------
  Net Income...........................................................   $         88      $         74
                                                                          ============      ============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         We reported operating income of $160 million for the three months ended March 31, 2004 as compared to $172 million for the same period in 2003. Continued customer growth, with the addition of over 38,000 customers in our Natural Gas Distribution business segment since March 2003, higher revenues of $3 million from rate increases, higher utilization of storage services, higher interruptible transportation margins, increased throughput and enhanced services related to our gas gathering operations and lower natural gas prices were more than offset by the impact of milder weather of $10 million and reduced contributions from our competitive commercial and industrial sales business. Operation and maintenance expense increased $4 million for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to an $8 million charge for severance costs associated with staff reductions in our Natural Gas Distribution business segment, which will reduce costs in future periods. Excluding this charge, operation and maintenance expenses decreased by $4 million.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

         For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CERC Corp. Form 10-K and "Risk Factors" in Item 1 of Part I of the CERC Corp. Form 10-K, each of which is incorporated herein by reference.

                                    LIQUIDITY

         Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, we replaced our $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of March 31, 2004, we had fully utilized our receivables facility.

         Long-Term Debt. As of March 31, 2004, we had the following revolving credit facility:

                                         SIZE OF           AMOUNT
                                       FACILITY AT     OUTSTANDING AT
                                        MARCH 31,         MARCH 31,
DATE EXECUTED           COMPANY            2004             2004           TERMINATION DATE
-------------         ----------       -----------     --------------      ----------------
                                               (IN MILLIONS)
March 23, 2004        CERC Corp.        $     250         $  --             March 23, 2007

         On March 23, 2004, we replaced our $200 million revolving credit facility with a $250 million revolving credit facility that terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid.

         As of March 31, 2004, we had $160 million in external temporary investments.

         At March 31, 2004, we had a shelf registration statement covering $50 million principal amount of debt securities.

         Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal remaining cash requirements during 2004 include approximately $256 million of capital expenditures.

         We expect that revolving credit borrowings, anticipated cash flows from operations, the liquidation of our temporary investments and borrowings from affiliates will be sufficient to meet our cash needs for 2004.

         Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

       MOODY'S                      S&P                      FITCH
----------------------      ---------------------     ---------------------
RATING      OUTLOOK(1)      RATING     OUTLOOK(2)     RATING     OUTLOOK(3)
------      ----------      ------     ----------     ------     ----------
 Ba1          Stable         BBB        Negative       BBB        Negative

----------

         (1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

         (2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

         (3) A "negative" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

         On April 30, 2004, Moody's announced that it had changed our outlook to stable from negative. Moody's explained in its announcement that the action was to reflect the mitigation of concerns that underlay its negative outlook including our establishment of a steady operating track record as a subsidiary of CenterPoint Energy, our establishment of adequate stand-alone liquidity, our progress made in addressing certain regulatory issues and greater comfort with the ringfencing protections provided to us by the 1935 Act.

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

         A decline in credit ratings would increase borrowing costs under our $250 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends" below. Additionally, a decline in credit ratings could increase cash collateral requirements that could exist in connection with certain contracts relating to gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution business segment.

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

         CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of December 31, 2003, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of March 31, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $82 million; however, utilized credit capacity is significantly lower.

         Cross Defaults. Our debentures and borrowings generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debentures, revolving credit facility or receivables facility. Under our revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $35 million by us or any of our significant subsidiaries will cause a default. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default on $922 million aggregate principal amount of our senior notes. A payment default on, or a non-payment default that permits acceleration of, any indebtedness at CERC Corp. exceeding $50 million will cause a default under CenterPoint Energy's $2.3 billion credit facility entered into in October 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default on senior debt of CenterPoint Energy aggregating $1.4 billion.

         Pension Plan. As discussed in Note 7(a) to the consolidated annual financial statements in the CERC Corp. Form 10-K (CERC Corp. 10-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $31 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

         -        increased costs related to the acquisition of gas for storage;
                  and

         -        various regulatory actions.

         Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC dated June 30, 2003 (June 2003 Financing Order) relating to our financing activities. Our money pool borrowing limit under such financing order is $600 million. At March 31, 2004, we had $183 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

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

         The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The orders also permit our utilization of undrawn credit facilities. As of April 30, 2004, we are authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities after giving effect to our capital market transactions in 2003 and the first four months of 2004.

         The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $430 million of additional debt by us.

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

                          CRITICAL ACCOUNTING POLICIES

         A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the CERC Corp. 10-K Notes. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2004. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

         See Note 2 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For a description of certain legal and regulatory proceedings affecting us, please review Notes 3 and 9 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CERC Corp. Form 10-K, Item 3 of the CERC Corp. Form 10-K and Notes 3, 9(c) and (d) to the CERC Corp. 10-K Notes, each of which is incorporated herein by reference.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         The following exhibits are filed herewith:

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                 REPORT OR               SEC FILE OR
EXHIBIT                                                        REGISTRATION             REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION                            STATEMENT                 NUMBER        REFERENCE
-------   -----------------------------------------   ----------------------------      -------------    ---------
3.1.1     -    Certificate of Incorporation of        Form 10-K for the year ended         1-13265        3(a)(1)
               RERC Corp.                             December 31, 1997

3.1.2     -    Certificate of Merger merging          Form 10-K for the year ended         1-13265        3(a)(2)
               former NorAm Energy Corp. with and     December 31, 1997
               into HI Merger, Inc. dated August
               6, 1997

3.1.3     -    Certificate of Amendment changing      Form 10-K for the year ended         1-13265        3(a)(3)
               the name to Reliant Energy Resources   December 31, 1998
               Corp.

3.1.4     -    Certificate of Amendment changing      Form 10-Q for the quarter ended      1-13265        3(a)(4)
               the name to CenterPoint Energy         June 30, 2003
               Resources Corp.

  3.2     -    Bylaws of RERC Corp.                   Form 10-K for the year ended         1-13265          3(b)
                                                      December 31, 1997

 10.1     -    $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004        1-13265           4.1
               dated as of March 23, 2004, among
               CERC Corp., as Borrower, and the
               Initial Lenders named therein, as
               Initial Lenders

 +31.1    -    Rule 13a-14(a)/15d-14(a)
               Certification of David M. McClanahan

 +31.2    -    Rule 13a-14(a)/15d-14(a)
               Certification of Gary L. Whitlock

 +32.1    -    Section 1350 Certification of David
               M. McClanahan

 +32.2    -    Section 1350 Certification of Gary
               L. Whitlock

                                                                 REPORT OR               SEC FILE OR
EXHIBIT                                                        REGISTRATION             REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION                            STATEMENT                 NUMBER        REFERENCE
-------   -----------------------------------------   ----------------------------      -------------    ---------
+99.1     -    Items incorporated by reference
               from the CERC Corp. Form 10-K.
               Item 1 "Business -- Regulation,"
               "-- Environmental Matters," and
               "-- Risk Factors," Item 3 "Legal
               Proceedings" and Item 7
               "Management's Narrative Analysis of
               the Results of Operations --
               Certain Factors Affecting
               Future Earnings" and Notes
               2(e) (Regulatory Assets and
               Liabilities), 3 (Regulatory
               Matters), 5 (Derivative
               Instruments), 7(a) (Pension
               Plans), 9 (Commitments and
               Contingencies) and 12 (Reportable
               Segments).

(b) Reports on Form 8-K.

         On March 3, 2004, we filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

         On April 1, 2004, we filed a Current Report on Form 8-K dated March 31, 2004 to report that we had entered into a new three-year, $250 million credit agreement with a group of lenders.

         On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTERPOINT ENERGY RESOURCES CORP.

                                  By:         /s/ James S. Brian
                                      ----------------------------------------
                                                 James S. Brian
                              Senior Vice President and Chief Accounting Officer

Date: May 7, 2004

                               INDEX TO EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                 REPORT OR               SEC FILE OR
EXHIBIT                                                        REGISTRATION             REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION                            STATEMENT                 NUMBER        REFERENCE
-------   -----------------------------------------   ----------------------------      -------------    ---------
3.1.1     -    Certificate of Incorporation of        Form 10-K for the year ended         1-13265        3(a)(1)
               RERC Corp.                             December 31, 1997

3.1.2     -    Certificate of Merger merging          Form 10-K for the year ended         1-13265        3(a)(2)
               former NorAm Energy Corp. with and     December 31, 1997
               into HI Merger, Inc. dated August
               6, 1997

3.1.3     -    Certificate of Amendment changing      Form 10-K for the year ended         1-13265        3(a)(3)
               the name to Reliant Energy Resources   December 31, 1998
               Corp.

3.1.4     -    Certificate of Amendment changing      Form 10-Q for the quarter ended      1-13265        3(a)(4)
               the name to CenterPoint Energy         June 30, 2003
               Resources Corp.

  3.2     -    Bylaws of RERC Corp.                   Form 10-K for the year ended         1-13265          3(b)
                                                      December 31, 1997

 10.1     -    $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004        1-13265           4.1
               dated as of March 23, 2004, among
               CERC Corp., as Borrower, and the
               Initial Lenders named therein, as
               Initial Lenders

 +31.1    -    Rule 13a-14(a)/15d-14(a)
               Certification of David M. McClanahan

 +31.2    -    Rule 13a-14(a)/15d-14(a)
               Certification of Gary L. Whitlock

 +32.1    -    Section 1350 Certification of David
               M. McClanahan

 +32.2    -    Section 1350 Certification of Gary
               L. Whitlock

+99.1     -    Items incorporated by reference
               from the CERC Corp. Form 10-K.
               Item 1 "Business -- Regulation,"
               "-- Environmental Matters," and
               "-- Risk Factors," Item 3 "Legal
               Proceedings" and Item 7
               "Management's Narrative Analysis of
               the Results of Operations --
               Certain Factors Affecting Future
               Earnings" and Notes 2(e)
               (Regulatory Assets and
               Liabilities), 3 (Regulatory
               Matters), 5 (Derivative
               Instruments), 7(a) (Pension
               Plans, 9 (Commitments and
               Contingencies) and 12 (Reportable
               Segments).