Form 10-Q
period 2004-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2004-08-06
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X [X]

As of August 1, 2004, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements...................................................    1
             Statements of Consolidated Income
                Three Months and Six Months Ended June 30, 2003 and 2004 (unaudited)....    1
             Consolidated Balance Sheets
                December 31, 2003 and June 30, 2004 (unaudited).........................    2
             Statements of Consolidated Cash Flows
                Six Months Ended June 30, 2003 and 2004 (unaudited).....................    4
             Notes to Unaudited Consolidated Financial Statements.......................    5
         Item 2. Management's Narrative Analysis of the Results of Operations...........   14
         Item 4. Controls and Procedures................................................   20

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings......................................................   21
         Item 6. Exhibits and Reports on Form 8-K.......................................   21

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
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 --------------------------    --------------------------
                                                    2003           2004           2003           2004
                                                 -----------    -----------    -----------    -----------
REVENUES ......................................  $ 1,031,595    $ 1,323,203    $ 3,125,616    $ 3,519,788
                                                 -----------    -----------    -----------    -----------
EXPENSES:
  Natural gas .................................      735,658      1,010,250      2,390,778      2,772,490
  Operation and maintenance ...................      161,793        170,149        339,460        351,994
  Depreciation and amortization ...............       44,281         45,613         88,191         92,139
  Taxes other than income taxes ...............       22,928         33,572         68,104         78,966
                                                 -----------    -----------    -----------    -----------
      Total ...................................      964,660      1,259,584      2,886,533      3,295,589
                                                 -----------    -----------    -----------    -----------

OPERATING INCOME ..............................       66,935         63,619        239,083        224,199
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest and other finance charges...........      (48,332)       (46,531)       (84,157)       (88,813)
  Other, net ..................................        2,380          3,456          3,439          6,068
                                                 -----------    -----------    -----------    -----------
      Total ...................................      (45,952)       (43,075)       (80,718)       (82,745)
                                                 -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ....................       20,983         20,544        158,365        141,454
   Income Tax Expense .........................       (6,325)        (9,792)       (55,535)       (56,511)
                                                 -----------    -----------    -----------    -----------
NET INCOME ....................................  $    14,658    $    10,752    $   102,830    $    84,943
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
                                   (UNAUDITED)

                                     ASSETS

                                                                                DECEMBER 31,     JUNE 30,
                                                                                   2003           2004
                                                                                -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................  $    34,447    $    70,316
  Accounts and notes receivable, net .........................................      462,988        288,903
  Accrued unbilled revenue ...................................................      323,844        106,670
  Accounts and notes receivable - affiliated companies, net...................           --        258,582
  Materials and supplies .....................................................       26,859         27,334
  Natural gas inventory ......................................................      160,367        131,182
  Non-trading derivative assets ..............................................       45,897         59,620
  Taxes receivable ...........................................................       32,023             --
  Prepaid expenses ...........................................................       11,104          1,766
  Other ......................................................................       71,597         69,535
                                                                                -----------    -----------
    Total current assets .....................................................    1,169,126      1,013,908
                                                                                -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ..............................................    4,086,750      4,154,318
  Less accumulated depreciation ..............................................     (351,189)      (393,765)
                                                                                -----------    -----------
    Property, plant and equipment, net .......................................    3,735,561      3,760,553
                                                                                -----------    -----------
OTHER ASSETS:
  Goodwill ...................................................................    1,740,510      1,740,510
  Other intangibles, net .....................................................       20,101         19,844
  Non-trading derivative assets ..............................................       11,273         16,849
  Accounts and notes receivable - affiliated companies, net...................       33,929         25,098
  Other ......................................................................      142,162        144,527
                                                                                -----------    -----------
    Total other assets .......................................................    1,947,975      1,946,828
                                                                                -----------    -----------
TOTAL ASSETS .................................................................  $ 6,852,662    $ 6,721,289
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
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                         DECEMBER 31,   JUNE 30,
                                                                                            2003          2004
                                                                                         -----------   ----------
CURRENT LIABILITIES:
  Short-term borrowings ................................................................  $   63,000   $       --
  Current portion of long-term debt ....................................................          --       41,873
  Accounts payable .....................................................................     528,394      408,515
  Accounts and notes payable - affiliated companies, net................................      23,351           --
  Taxes accrued ........................................................................      65,636       59,111
  Interest accrued .....................................................................      58,505       59,800
  Customer deposits ....................................................................      58,372       59,094
  Non-trading derivative liabilities ...................................................       6,537        5,586
  Accumulated deferred income taxes, net ...............................................       8,856       21,314
  Other ................................................................................     125,132      140,614
                                                                                          ----------   ----------
        Total current liabilities ......................................................     937,783      795,907
                                                                                          ----------   ----------
OTHER LIABILITIES:

  Accumulated deferred income taxes, net ...............................................     645,125      641,919
  Non-trading derivative liabilities ...................................................       3,330        1,654
  Benefit obligations ..................................................................     130,980      129,458
  Other ................................................................................     571,005      549,454
                                                                                          ----------   ----------
      Total other liabilities ..........................................................   1,350,440    1,322,485
                                                                                          ----------   ----------
LONG-TERM DEBT .........................................................................   2,370,974    2,328,131
                                                                                          ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
  Common stock .........................................................................           1            1
  Paid-in capital ......................................................................   1,985,254    1,985,273
  Retained earnings ....................................................................     173,682      246,125
  Accumulated other comprehensive income ...............................................      34,528       43,367
                                                                                          ----------   ----------
      Total stockholder's equity .......................................................   2,193,465    2,274,766
                                                                                          ----------   ----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..........................................  $6,852,662   $6,721,289
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
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                             2003         2004
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................   $ 102,830    $  84,943
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................      88,191       92,139
     Amortization of deferred financing costs ..........................       1,649        4,956
     Deferred income taxes .............................................       6,117        4,274
     Changes in other assets and liabilities:
       Accounts and notes receivable and unbilled revenues, net ........     177,452      391,767
       Accounts receivable/payable, affiliates .........................     (10,643)      (6,477)
       Inventory .......................................................      (4,189)      28,710
       Taxes receivable ................................................      44,107       32,023
       Accounts payable ................................................    (136,845)    (119,879)
       Fuel cost recovery ..............................................       5,978       17,180
       Interest and taxes accrued ......................................       9,539       (5,230)
       Net non-trading derivative assets and liabilities ...............       2,696       (8,347)
       Other current assets ............................................      30,569       11,400
       Other current liabilities .......................................     (30,351)      16,204
       Other assets ....................................................     (10,592)     (23,335)
       Other liabilities ...............................................       7,042      (29,885)
     Other, net ........................................................     (11,330)        (970)
                                                                           ---------    ---------
         Net cash provided by operating activities .....................     272,220      489,473
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................    (111,864)    (104,285)
   Decrease (increase) in notes receivable from affiliates, net ........       1,676     (266,604)
   Other, net ..........................................................        (176)      (5,539)
                                                                           ---------    ---------
         Net cash used in investing activities .........................    (110,364)    (376,428)
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ..........................................    (367,008)          --
   Proceeds from long-term debt ........................................     768,525           --
   Debt issuance costs .................................................     (68,776)      (1,676)
   Dividend to parent ..................................................          --      (12,500)
   Decrease in short-term borrowings, net ..............................    (347,000)     (63,000)
   Decrease in notes with affiliates, net ..............................    (135,589)          --
                                                                           ---------    ---------
         Net cash used in financing activities .........................    (149,848)     (77,176)
                                                                           ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................      12,008       35,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...................       9,237       34,447
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .........................   $  21,245    $  70,316
                                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ............................................................   $  72,183    $  84,344
   Income taxes ........................................................       4,305       70,939

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

      Note 2(e) (Regulatory Assets and Liabilities), Note 3 (Regulatory Matters), Note 5 (Derivative Instruments) and Note 9 (Commitments and Contingencies) to the consolidated annual financial statements in the CERC Corp. Form 10-K (CERC Corp. 10-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding environmental matters and legal proceedings, see
Note 9 to the Interim Financial Statements.

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. As discussed in Note 6(a), the Company has a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding. The trust was determined to be a variable interest entity under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trust. As of December 31, 2003, the Company deconsolidated the trust and instead reports its junior subordinated debentures due to the trust as long-term debt.

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in
Note 11 to these Interim Financial Statements.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004, except for certain nonpublic entities which have until fiscal years beginning after December 15, 2004. The Company does not expect the adoption of FAS 106-2 to have a material effect on its results of operations or financial condition.

(3) REGULATORY MATTERS

(a) Rate Cases.

      The City of Houston and the 28 other incorporated cities in CenterPoint Energy Entex's (Entex) Houston Division have approved a rate settlement with Entex. The Railroad Commission of Texas (Texas Railroad Commission), which has original jurisdiction over Entex's rates in the unincorporated areas of the Houston Division (the environs), approved the settlement in general but required that approximately $8 million in franchise fees, which had been allocated to the environs customers, apply only to sales within the 28 incorporated cities. Entex, which has historically allocated franchise fees across all customers within its Houston Division, has appealed this revision to the settlement agreement. Entex is taking action to expedite the changes that are necessary at the city level to conform the recovery of franchise fees with the Texas Railroad Commission's ruling. Assuming full recovery of the franchise fees that are the subject of this appeal, the annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

      On July 2, 2004, CenterPoint Energy Arkla (Arkla) filed an application for a general rate increase of $7 million with the Oklahoma Corporation Commission
(OCC). The OCC staff has begun its review of the request and a decision is anticipated before the end of 2004.

      On July 14, 2004, CenterPoint Energy Minnegasco filed an application for a general rate increase of $22 million with the Minnesota Public Utility Commission (MPUC). A final decision on this rate relief request is expected from the MPUC in May 2005. Interim rates of $17 million on an annualized basis are expected to become effective on October 1, 2004, subject to refund.

      On July 15, 2004, Arkla filed with the Arkansas Public Service Commission a notice that it intends to file for an application for a general rate increase by mid-October 2004. Arkla has not yet determined the amount of the rate increase to be requested.

      On July 21, 2004, the Louisiana Public Service Commission approved a settlement which will increase base rate and service charge revenues for Arkla by approximately $7 million annually.

(b) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Entex had overcharged residential and small commercial customers in that city for excessive gas costs under supply agreements in effect since 1992. That dispute has been referred to the Texas Railroad Commission by agreement of the parties for a determination of whether Entex has properly and lawfully charged and collected for gas service to its residential and commercial customers in its Tyler distribution system for the period beginning November 1, 1992, and ending October 31, 2002. In July 2004, Entex filed a lawsuit in a Travis County district court challenging a ruling by the Texas Railroad Commission in this proceeding that "to the extent raised by the City of Tyler, issues related to a consideration of the reasonableness of Entex's gas costs and purchase practices will be considered in this proceeding." In its lawsuit, Entex contends that the Texas Railroad Commission ruling expands the scope of review of the recovery of historical gas purchases beyond what is permitted by law and beyond what the parties requested in the joint petition that initiated the proceeding at the Texas Railroad Commission. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs.

(4) DERIVATIVE INSTRUMENTS

      The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

      Cash Flow Hedges. During the six months ended June 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of June 30, 2004, the Company expects $57 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

(5) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2003 and June 30, 2004 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============


      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                 DECEMBER 31, 2003                JUNE 30, 2004
                                             -------------------------      --------------------------
                                              CARRYING     ACCUMULATED       CARRYING      ACCUMULATED
                                               AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
                                             -----------   ------------     -----------    ------------
                                                                   (IN MILLIONS)
Land use rights..........................    $         7    $       (3)     $         7     $       (3)
Other....................................             20            (4)              21             (5)
                                             -----------    ----------      -----------     ----------
   Total.................................    $        27    $       (7)     $        28     $       (8)
                                             ===========    ==========      ===========     ==========

      The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for both the three months ended June 30, 2003 and 2004 was $0.4 million. Amortization expense for other intangibles for the six months ended June 30, 2003 and 2004 was $0.7 million and $0.8 million, respectively. Estimated amortization expense for the remainder of 2004 is approximately $0.9 million and is approximately $2 million per year for the two succeeding fiscal years and $0.5 million per year for the subsequent three succeeding fiscal years.

(6) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

      Credit Facilities. As of June 30, 2004, the Company had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of June 30, 2004, such credit facility was not utilized.

      Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 2, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and June 30, 2004.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and June 30, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of June 30, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

      On January 21, 2004, the Company replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of June 30, 2004, the Company had $173 million outstanding under its receivables facility.

(7) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                                                 ---------------------      ---------------------
                                                                   2003         2004          2003         2004
                                                                 --------     --------      --------     --------
                                                                                  (IN MILLIONS)
Net income....................................................   $     15     $     11      $    103     $     85
                                                                 --------     --------      --------     --------
Other comprehensive income:
  Net deferred gain from cash flow hedges.....................          9            8             7           16
  Reclassification of deferred loss (gain) from cash flow
    hedges realized in net income.............................         (1)          (5)            1           (7)
                                                                 --------     --------      --------     --------
Other comprehensive income....................................          8            3             8            9
                                                                 --------     --------      --------     --------
Comprehensive income..........................................   $     23     $     14      $    111     $     94
                                                                 ========     ========      ========     ========

(8) RELATED PARTY TRANSACTIONS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                             DECEMBER 31,     JUNE 30,
                                                                                2003           2004
                                                                             ------------    ----------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates.........................................  $       6      $        9
Accounts payable to affiliates..............................................        (29)            (26)
                                                                              ---------      ----------
  Accounts payable -- affiliated companies, net.............................        (23)            (17)
                                                                              ---------      ----------
Note receivable from affiliates(1)..........................................         --             275
                                                                              ---------      ----------
     Accounts and notes receivable/(payable) -- affiliated companies, net...  $     (23)     $      258
                                                                              =========      ==========

Long-term accounts receivable from affiliates...............................  $      --      $       64
Long-term accounts payable to affiliates....................................         --             (44)
                                                                              ---------      ----------
  Long-term accounts receivable -- affiliated companies, net................         --              20
                                                                              ---------      ----------
Long-term notes receivable from affiliates..................................         67               5
Long-term notes payable to affiliates.......................................        (33)             --
                                                                              ---------      ----------
  Long-term notes receivable -- affiliated companies, net...................         34               5
                                                                              ---------      ----------
     Long-term accounts and notes receivable -- affiliated companies, net...  $      34      $       25
                                                                              =========      ==========

      (1) This note represents money pool investments.

      For both the three months ended June 30, 2003 and 2004, the Company had net interest income related to affiliate borrowings of $2.5 million. For the six months ended June 30, 2003 and 2004, the Company had net interest income related to affiliate borrowings of $2.4 million and $4.1 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      For the three months ended June 30, 2003 and 2004, sales and services provided by the Company to CenterPoint Energy and its subsidiaries totaled $5 million and $10 million, respectively. For the six months ended June 30, 2003 and 2004, sales and services provided by the Company to CenterPoint Energy and its subsidiaries totaled $10 million and $17 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the

Company not been an affiliate. Amounts charged to the Company for these services were $26 million and $28 million for the three months ended June 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $57 million and $55 million for the six months ended June 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

      In June 2004, the Company paid a dividend of $12.5 million to Utility Holding, LLC.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The Company believes that there has been no systematic mismeasurement of gas and that the suits are without merit. The Company does not expect that their ultimate outcome would have a material impact on the Company's financial condition or results of operations.

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

      At June 30, 2004, the Company had accrued $19 million for remediation of certain Minnesota sites. At June 30, 2004, the estimated range of possible remediation costs for these sites was $8 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected or accrued $12 million as of June 30, 2004 to be used for future environmental remediation.

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

      The following table summarizes financial data for the Company's reportable business segments:

                                              FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                          -----------------------------------------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES           INCOME
                                          --------------    ------------      -----------
                                                           (IN MILLIONS)
Natural Gas Distribution...............    $       954      $        17       $        21
Pipelines and Gathering................             73               49                42
Other Operations.......................             --                4                 4
Sales to Affiliates....................              5               --                --
Eliminations...........................             --              (70)               --
                                           -----------      -----------       -----------
Consolidated...........................    $     1,032      $        --       $        67
                                           ===========      ===========       ===========

                                              FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                          -----------------------------------------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES       INCOME (LOSS)
                                          --------------    ------------      -----------
                                                           (IN MILLIONS)
Natural Gas Distribution...............    $     1,235      $        10       $        23
Pipelines and Gathering................             78               35                42
Other Operations.......................             --                2                (1)
Sales to Affiliates....................             10               --                --
Eliminations...........................             --              (47)               --
                                           -----------      -----------       -----------
Consolidated...........................    $     1,323      $        --       $        64
                                           ===========      ===========       ===========

                                                                                                 AS OF
                                                                                               DECEMBER 31,
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2003              2003
                                          -----------------------------------------------      -----------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES          INCOME         TOTAL ASSETS
                                          --------------    ------------       ----------      ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............    $     2,982      $        33       $       151      $     4,661
Pipelines and Gathering................            134               97                85            2,519
Other Operations.......................             --                6                 3              388
Sales to Affiliates....................             10               --                --               --
Eliminations...........................             --             (136)               --             (715)
                                           -----------      -----------       -----------      -----------
Consolidated...........................    $     3,126      $        --       $       239      $     6,853
                                           ===========      ===========       ===========      ===========

                                                                                                  AS OF
                                                                                                 JUNE 30,
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2004              2004
                                          -----------------------------------------------      -----------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES       INCOME (LOSS)     TOTAL ASSETS
                                          --------------    ------------     ------------      ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............    $      3,359     $        17       $       139      $     4,283
Pipelines and Gathering................             143              73                87            2,537
Other Operations.......................              --               5                (2)             444
Sales to Affiliates....................              18              --                --               --
Eliminations...........................              --             (95)               --             (543)
                                           ------------     -----------       -----------      -----------
Consolidated...........................    $      3,520     $        --       $       224      $     6,721
                                           ============     ===========       ===========      ===========

(11) EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan.

      The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    -------------------------     -------------------------
                                                       2003           2004           2003           2004
                                                    ----------     ----------     ----------     ----------
                                                                         (IN MILLIONS)
Service cost......................................  $        1     $        1     $        1     $        1
Interest cost.....................................           3              3              5              5
Expected return on plan assets....................          (1)            (1)            (1)            (1)
Net amortization..................................          --             --              1              1
Other ............................................          --             --             --              1
                                                    ----------     ----------     ----------     ----------
      Net periodic cost...........................  $        3     $        3     $        6     $        7
                                                    ==========     ==========     ==========     ==========

      The Company expects to contribute $15 million to CenterPoint Energy's postretirement benefits plan in 2004. As of June 30, 2004, $7 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      The following narrative analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this Form 10-Q.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2003 and the three and six months ended June 30, 2004. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2003 (CERC Corp. Form 10-K).

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

      The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------     ------------------------------
                                                   2003             2004              2003              2004
                                               ------------      ------------     ------------      ------------
                                                                        (IN MILLIONS)
Revenues...................................    $      1,032      $      1,323     $      3,126      $      3,520
                                               ------------      ------------     ------------      ------------
Expenses:
   Natural gas.............................             736             1,010            2,391             2,773
   Operation and maintenance...............             162               170              340               352
   Depreciation and amortization...........              44                46               88                92
   Taxes other than income taxes...........              23                33               68                79
                                               ------------      ------------     ------------      ------------
      Total Expenses.......................             965             1,259            2,887             3,296
                                               ------------      ------------     ------------      ------------
Operating Income...........................              67                64              239               224
Interest and Other Finance Charges.........             (48)              (46)             (84)              (89)
Other Income, net..........................               2                 3                3                 6
                                               ------------      ------------     ------------      ------------
Income Before Income Taxes.................              21                21              158               141
Income Tax Expense.........................              (6)              (10)             (55)              (56)
                                               ------------      ------------     ------------      ------------
Net Income.................................    $         15      $         11     $        103      $         85
                                               ============      ============     ============      ============

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      We reported operating income of $64 million for the three months ended June 30, 2004 as compared to $67 million for the same period in 2003. The decrease was primarily due to:

      -     the impact of milder weather;

      - reduced operating income from our competitive commercial and industrial sales business due to less volatile market conditions than in 2003; and

      - increased operations and maintenance expenses primarily due to spending related to compliance with pipeline integrity regulations, project related costs and higher employee-related costs.

      These decreases were partially offset by:

      - continued customer growth, with the addition of approximately 45,000 customers in our Natural Gas Distribution business segment since June 2003;

      -     higher revenues from rate increases;

      -     increased utilization of certain pipeline transportation services;

      - increased throughput and enhanced services related to our gas gathering operations; and

      -     higher third-party project-related revenues.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      We reported operating income of $224 million for the six months ended June 30, 2004 as compared to $239 million for the same period in 2003. The decrease was primarily due to:

      -     the $12 million impact of milder weather;

      - reduced operating income from our competitive commercial and industrial sales business due to less volatile market conditions than in 2003;

      - increased operations and maintenance expenses primarily due to spending related to compliance with pipeline integrity regulations and project related costs; and

      - an $8 million charge for severance costs associated with staff reductions in our Natural Gas Distribution business segment in the first quarter of 2004.

      These decreases were partially offset by:

      - continued customer growth in our Natural Gas Distribution business segment;

      -     higher revenues from rate increases;

      -     increased utilization of certain pipeline transportation services;

      - increased throughput and enhanced services related to our gas gathering operations; and

      -     higher third-party project-related revenues.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on page ii of this Form 10-Q, "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CERC Corp. Form 10-K and "Risk Factors" in Item 1 of Part I of the CERC Corp. Form 10-K, each of which is incorporated herein by reference.

                                    LIQUIDITY

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, we replaced our $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of June 30, 2004, we had $173 million outstanding under our receivables facility.

      Long-Term Debt. As of June 30, 2004, we had the following revolving credit facility:

                                         SIZE OF           AMOUNT
                                       FACILITY AT     OUTSTANDING AT
                                         JUNE 30,         JUNE 30,
DATE EXECUTED           COMPANY            2004             2004           TERMINATION DATE
-------------          ---------       -----------     --------------      ----------------
                                               (IN MILLIONS)
March 23, 2004         CERC Corp.       $     250         $     --          March 23, 2007

      As of June 30, 2004, we had $58 million in temporary investments.

      At June 30, 2004, we had a shelf registration statement covering $50 million principal amount of debt securities.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal remaining cash requirements during the second half of 2004 include approximately $204 million of capital expenditures.

      We expect that revolving credit borrowings, anticipated cash flows from operations, the liquidation of our temporary investments and borrowings from affiliates will be sufficient to meet our cash needs for 2004.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of June 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

        MOODY'S                          S&P                      FITCH
------------------------        ---------------------     -------------------
RATING        OUTLOOK(1)        RATING     OUTLOOK(2)     RATING   OUTLOOK(3)
------        ----------        ------     ----------     ------   ----------
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

      We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings, the willingness of suppliers to extend credit lines to us on an unsecured basis and the execution of our business strategies.

      A decline in credit ratings would increase borrowing costs under our $250 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends" below. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution business segment.

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

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of June 30, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of June 30, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $95 million; however, utilized credit capacity is significantly lower.

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

      Pension Plan. As discussed in Note 7(a) to the consolidated annual financial statements in the CERC Corp. Form 10-K (CERC Corp. 10-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $34 million, including $3 million of non-recurring early retirement expenses, based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

      -     increased costs related to the acquisition of gas for storage; and

      -     various regulatory actions.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC dated June 30, 2003 (June 2003 Financing Order) relating to our financing activities. Our money pool borrowing limit under such financing order is $600 million. At June 30, 2004, we had $275 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends. Factors affecting our ability to issue securities, pay dividends on our common stock or take other actions to adjust our capitalization include:

      - covenants and other provisions in our credit facility and receivables facility; and

      -     limitations imposed on us under the 1935 Act.

      Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 60% and contain an earnings before interest, taxes, depreciation and amortization to interest covenant. We are in compliance with such covenants.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The orders also permit our utilization of undrawn credit facilities. As of June 30, 2004, we are authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION              REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                            STATEMENT                  NUMBER       REFERENCE
-------    ---------------------------------------   ------------------------------     ------------    ---------
  3.1.1    -  Certificate of Incorporation of        Form 10-K for the year ended
              RERC Corp.                             December 31, 1997                    1-13265        3(a)(1)

  3.1.2    -  Certificate of Merger merging          Form 10-K for the year ended
              former NorAm Energy Corp. with and     December 31, 1997
              into HI Merger, Inc. dated August
              6, 1997                                                                     1-13265        3(a)(2)

  3.1.3    -  Certificate of Amendment changing      Form 10-K for the year ended
              the name to Reliant Energy             December 31, 1998
              Resources Corp.                                                             1-13265        3(a)(3)

  3.1.4    -  Certificate of Amendment changing      Form 10-Q for the quarter ended
              the name to CenterPoint Energy         June 30, 2003
              Resources Corp.                                                             1-13265        3(a)(4)

   3.2     -  Bylaws of RERC Corp.                   Form 10-K for the year ended
                                                     December 31, 1997                    1-13265        3(b)

  10.1     -  $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders                                                             1-13265          4.1

  +31.1    -  Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

  +31.2    -  Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

  +32.1    -  Section 1350 Certification of David
              M. McClanahan

  +32.2    -  Section 1350 Certification of Gary
              L. Whitlock

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION              REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                            STATEMENT                  NUMBER       REFERENCE
-------    ---------------------------------------   ------------------------------     ------------    ---------
  +99.1    -  Items incorporated by reference from
              the CERC Corp. Form 10-K. Item 1
              "Business -- Regulation," " --
              Environmental Matters," and " --
              Risk Factors," Item 3 "Legal
              Proceedings" and Item 7 "Management's
              Narrative Analysis of the Results
              of Operations -- Certain Factors
              Affecting Future Earnings" and
              Notes 2(e) (Regulatory Assets and
              Liabilities), 3 (Regulatory Matters)
              , 5 (Derivative Instruments), 7(a)
              (Pension Plans), 9 (Commitments
              and Contingencies)
              and 12 (Reportable Segments).

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

                                    CENTERPOINT ENERGY RESOURCES CORP.

                                         By: /s/ James S. Brian
                                             -----------------------
                                               James S. Brian

                              Senior Vice President and Chief Accounting Officer

Date: August 6, 2004

                                 EXHIBIT INDEX

                                                                REPORT OR               SEC FILE OR
 EXHIBIT                                                      REGISTRATION              REGISTRATION    EXHIBIT
 NUMBER                  DESCRIPTION                            STATEMENT                  NUMBER       REFERENCE
-------    ---------------------------------------   ------------------------------     ------------    ---------
  3.1.1    -  Certificate of Incorporation of        Form 10-K for the year ended
              RERC Corp.                             December 31, 1997                    1-13265        3(a)(1)

  3.1.2    -  Certificate of Merger merging          Form 10-K for the year ended
              former NorAm Energy Corp. with and     December 31, 1997
              into HI Merger, Inc. dated August
              6, 1997                                                                     1-13265        3(a)(2)

  3.1.3    -  Certificate of Amendment changing      Form 10-K for the year ended
              the name to Reliant Energy             December 31, 1998
              Resources Corp.                                                             1-13265        3(a)(3)

  3.1.4    -  Certificate of Amendment changing      Form 10-Q for the quarter ended
              the name to CenterPoint Energy         June 30, 2003
              Resources Corp.                                                             1-13265        3(a)(4)

   3.2     -   Bylaws of RERC Corp.                   Form 10-K for the year ended
                                                      December 31, 1997                    1-13265         3(b)

  10.1     -  $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders                                                             1-13265          4.1

  +31.1    -  Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

  +31.2    -  Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

  +32.1    -  Section 1350 Certification of David
              M. McClanahan

  +32.2    -  Section 1350 Certification of Gary
              L. Whitlock

  +99.1    -  Items incorporated by reference from
              the CERC Corp. Form 10-K. Item 1
              "Business -- Regulation," " --
              Environmental Matters," and " --
              Risk Factors," Item 3 "Legal
              Proceedings" and Item 7 "Management's
              Narrative Analysis of the Results
              of Operations -- Certain Factors
              Affecting Future Earnings" and
              Notes 2(e) (Regulatory Assets and
              Liabilities), 3 (Regulatory Matters)
              , 5 (Derivative Instruments), 7(a)
              (Pension Plans), 9 (Commitments
              and Contingencies)
              and 12 (Reportable Segments).