Form 10-Q
period 2004-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2004-11-09
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                      ------------------------------------

                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.

             (Exact name of registrant as specified in its charter)

              DELAWARE                              76-0511406
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

        1111 LOUISIANA
      HOUSTON, TEXAS 77002                         (713) 207-1111
(Address and zip code of principal    (Registrant's telephone number, including
       executive offices)                           area code)

                      ------------------------------------

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

As of November 1, 2004, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements.......................................................       1
           Statements of Consolidated Operations
             Three Months and Nine Months Ended September 30, 2003 and 2004 (unaudited)....       1
           Consolidated Balance Sheets
             December 31, 2003 and September 30, 2004 (unaudited)..........................       2
           Statements of Consolidated Cash Flows
             Nine Months Ended September 30, 2003 and 2004 (unaudited).....................       4
           Notes to Unaudited Consolidated Financial Statements............................       5
        Item 2. Management's Narrative Analysis of the Results of Operations...............      14
        Item 4. Controls and Procedures....................................................      19

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.........................................................       20
        Item 6. Exhibits...................................................................      20

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
                                   (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                 -------------                -------------
                                              2003          2004           2003           2004
                                              ----          ----           ----           ----
REVENUES .................................  $ 950,178    $ 1,219,417    $ 4,075,794    $ 4,739,205
                                            ---------    -----------    -----------    -----------

EXPENSES:
  Natural gas ............................    681,889        928,189      3,072,667      3,700,679
  Operation and maintenance ..............    164,585        184,255        504,045        536,235
  Depreciation and amortization ..........     44,776         46,855        132,967        138,994
  Taxes other than income taxes ..........     26,421         28,403         94,525        107,369
                                            ---------    -----------    -----------    -----------
      Total ..............................    917,671      1,187,702      3,804,204      4,483,277
                                            ---------    -----------    -----------    -----------

OPERATING INCOME .........................     32,507         31,715        271,590        255,928
                                            ---------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest and other finance charges......    (44,043)       (45,080)      (128,200)      (133,893)
  Other, net .............................        851          3,873          4,290          9,927
                                            ---------    -----------    -----------    -----------
      Total ..............................    (43,192)       (41,207)      (123,910)      (123,966)
                                            ---------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ........    (10,685)        (9,492)       147,680        131,962
   Income Tax Expense (Benefit) ..........       (452)        (7,257)        55,083         49,254
                                            ---------    -----------    -----------    -----------
NET INCOME (LOSS) ........................  $ (10,233)   $    (2,235)   $    92,597    $    82,708
                                            =========    ===========    ===========    ===========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                                     2003                2004
                                                                                     ----                ----
CURRENT ASSETS:
  Cash and cash equivalents.................................................     $       34,447     $       16,466
  Accounts and notes receivable, net........................................            462,988            294,565
  Accrued unbilled revenue..................................................            323,844             95,896
  Accounts and notes receivable - affiliated companies, net.................                 --            124,396
  Materials and supplies....................................................             26,859             26,911
  Natural gas inventory.....................................................            160,367            241,696
  Non-trading derivative assets.............................................             45,897             89,677
  Taxes receivable..........................................................             32,023             10,935
  Prepaid expenses..........................................................             11,104              4,503
  Other.....................................................................             71,597             97,682
                                                                                 --------------     --------------
    Total current assets....................................................          1,169,126          1,002,727
                                                                                 --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................................          4,086,750          4,222,530
  Less accumulated depreciation.............................................           (351,189)          (444,791)
                                                                                 --------------     --------------
    Property, plant and equipment, net......................................          3,735,561          3,777,739
                                                                                 --------------     --------------

OTHER ASSETS:
  Goodwill..................................................................          1,740,510          1,740,510
  Other intangibles, net....................................................             20,101             19,736
  Non-trading derivative assets.............................................             11,273             25,325
  Accounts and notes receivable - affiliated companies, net.................             33,929             24,595
  Other.....................................................................            142,162            141,580
                                                                                 --------------     --------------
    Total other assets......................................................          1,947,975          1,951,746
                                                                                 --------------     --------------

TOTAL ASSETS................................................................     $    6,852,662     $    6,732,212
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
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     2003                2004
                                                                                     ----                ----
CURRENT LIABILITIES:
  Short-term borrowings.....................................................     $       63,000     $          --
  Current portion of long-term debt.........................................                --             366,873
  Accounts payable..........................................................            528,394            385,739
  Accounts and notes payable - affiliated companies, net....................             23,351                --
  Taxes accrued.............................................................             65,636             69,181
  Interest accrued..........................................................             58,505             51,930
  Customer deposits.........................................................             58,372             57,789
  Non-trading derivative liabilities........................................              6,537              9,299
  Accumulated deferred income taxes, net....................................              8,856             25,411
  Other.....................................................................            125,132            121,579
                                                                                 --------------     --------------
        Total current liabilities...........................................            937,783          1,087,801
                                                                                 --------------     --------------

OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................................            645,125            646,694
  Non-trading derivative liabilities........................................              3,330             11,919
  Benefit obligations.......................................................            130,980            128,712
  Other.....................................................................            571,005            572,107
                                                                                 --------------     --------------
      Total other liabilities...............................................          1,350,440          1,359,432
                                                                                 --------------     --------------

LONG-TERM DEBT..............................................................          2,370,974          2,001,366
                                                                                 --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
  Common stock..............................................................                  1                  1
  Paid-in capital...........................................................          1,985,254          1,985,273
  Retained earnings.........................................................            173,682            243,890
  Accumulated other comprehensive income....................................             34,528             54,449
                                                                                 --------------     --------------
      Total stockholder's equity............................................          2,193,465          2,283,613
                                                                                 --------------     --------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................     $    6,852,662     $    6,732,212
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
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                    2003                2004
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................    $       92,597     $       82,708
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................           132,967            138,994
     Amortization of deferred financing costs...............................             3,091              7,349
     Deferred income taxes..................................................            31,433              9,198
     Changes in other assets and liabilities:
       Accounts and notes receivable and unbilled revenues, net.............           253,482            396,969
       Accounts receivable/payable, affiliates..............................           (11,326)            (3,521)
       Inventory............................................................           (79,702)           (81,381)
       Taxes receivable.....................................................            17,780             21,088
       Accounts payable.....................................................          (175,553)          (144,477)
       Fuel cost recovery...................................................             3,835            (10,812)
       Interest and taxes accrued...........................................            17,712             (3,030)
       Net non-trading derivative assets and liabilities....................           (12,144)           (17,987)
       Other current assets.................................................            (5,559)           (11,116)
       Other current liabilities............................................           (16,540)               131
       Other assets.........................................................             4,760             (5,682)
       Other liabilities....................................................            (9,745)            (7,896)
     Other, net.............................................................           (13,118)            (2,735)
                                                                                --------------     --------------
         Net cash provided by operating activities..........................           233,970            367,800
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................          (190,444)          (170,163)
   Decrease (increase) in notes receivable from affiliates, net.............             4,350           (134,872)
   Other, net...............................................................            (5,600)            (3,561)
                                                                                --------------     --------------
         Net cash used in investing activities..............................          (191,694)          (308,596)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt...............................................          (367,008)               --
   Proceeds from long-term debt.............................................           768,525                --
   Debt issuance costs......................................................           (68,916)            (1,685)
   Dividend to parent.......................................................               --             (12,500)
   Decrease in short-term borrowings, net...................................          (292,000)           (63,000)
   Decrease in notes with affiliates, net...................................           (74,096)               --
                                                                                --------------     --------------
         Net cash used in financing activities..............................           (33,495)           (77,185)
                                                                                --------------     --------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS.......................             8,781            (17,981)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD........................             9,237             34,447
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............................    $       18,018     $       16,466
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest.................................................................    $      118,173     $      136,839
   Income taxes.............................................................             4,548             72,760

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp., and together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2003 (CERC Corp. Form 10-K).

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

      The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The Company has a subsidiary trust that has Mandatorily Redeemable Preferred Securities outstanding. The trust was determined to be a variable interest entity under FIN 46-R and the Company also determined that it is not the primary beneficiary of the trust. As of December 31, 2003, the Company deconsolidated the trust and instead reports its junior subordinated debentures due to the trust as long-term debt.

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)), which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in
Note 11 to these Interim Financial Statements.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004. The Company adopted FAS 106-2 prospectively in July 2004 with no material effect on its results of operations or financial condition.

(3) REGULATORY MATTERS

(a) Rate Cases.

      The City of Houston and the 28 other incorporated cities in CenterPoint Energy Entex's (Entex) Houston Division have approved a rate settlement with Entex. The Railroad Commission of Texas (Texas Railroad Commission), which has original jurisdiction over Entex's rates in the unincorporated areas of the Houston Division (the environs), approved the settlement in general but required that approximately $8 million in franchise fees that had been allocated to the environs customers be applied only to sales within the 28 incorporated cities. Entex, which has historically allocated franchise fees across all customers within its Houston Division, appealed this revision to the settlement agreement, but a state district court has affirmed the Texas Railroad Commission's decision. Entex is considering whether it will appeal the decision of the district court. Pending the appeal, Entex has taken action to expedite the changes that are necessary at the city level to conform the recovery of franchise fees to the Texas Railroad Commission's ruling. The annualized effect of this multi-jurisdictional rate increase will be approximately $14 million.

      On July 2, 2004, CenterPoint Energy Arkla (Arkla) filed an application for a general rate increase of $7 million with the Oklahoma Corporation Commission
(OCC). The OCC staff has begun its review of the request and a decision is anticipated before the end of 2004.

      On July 14, 2004, CenterPoint Energy Minnegasco filed an application for a general rate increase of $22 million with the Minnesota Public Utility Commission (MPUC). A final decision on this rate relief request is expected from the MPUC in May 2005. Interim rates of $17 million on an annualized basis became effective on October 1, 2004, subject to refund.

      On July 15, 2004, Arkla filed with the Arkansas Public Service Commission a notice that it intends to file for an application for a general rate increase in late 2004. Arkla has not yet determined the amount of the rate increase to be requested.

      On July 21, 2004, the Louisiana Public Service Commission (LPSC) approved a settlement which will increase base rate and service charge revenues for Arkla by approximately $7 million annually.

      On October 13, 2004, Entex filed an application for a general rate increase of approximately $3 million with the Texas Railroad Commission for rate relief in the unincorporated areas of its Beaumont, East Texas and South Texas Divisions. The Texas Railroad Commission staff has begun its review of the request, and a decision is anticipated in April 2005.

(b) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Entex had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute has been referred to the Texas Railroad Commission by agreement of the parties for a determination of whether Entex has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In July 2004, Entex filed a lawsuit in a Travis County district court challenging a ruling by the Texas Railroad Commission in this proceeding that "to the extent raised by the City of Tyler, issues related to a consideration of the reasonableness of Entex's gas costs and purchase practices will be considered in this proceeding." In its lawsuit, Entex contends that the Texas Railroad Commission ruling expands the scope of review beyond whether it had properly followed its tariff to include a review of its historical gas purchases. The Company believes such a review is not permitted by law and is beyond what the parties requested in the joint petition that initiated the proceeding at the Texas Railroad Commission. The Company believes that all costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs.

(4) DERIVATIVE INSTRUMENTS

      The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

      Cash Flow Hedges. During the nine months ended September 30, 2004, no hedge ineffectiveness was recognized in earnings from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. As of September 30, 2004, the Company expects $75 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. In the third quarter of 2004, the Company entered into non-trading derivative instruments that were not designated as cash flow hedges, but these financial instruments substantially offset economic risk and the changes in value of these derivatives have been recognized in earnings.

(5) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2003 and September 30, 2004 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                 DECEMBER 31, 2003              SEPTEMBER 30, 2004
                                                 -----------------              ------------------
                                              CARRYING      ACCUMULATED      CARRYING      ACCUMULATED
                                               AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
                                               ------      ------------       ------       ------------
                                                                  (IN MILLIONS)
Land use rights..........................    $         7    $       (3)     $         7     $       (3)
Other....................................             20            (4)              21             (5)
                                             -----------    ----------      -----------     ----------
   Total.................................    $        27    $       (7)     $        28     $       (8)
                                             ===========    ==========      ===========     ==========

      The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired.

The Company has no intangible assets with indefinite lives recorded as of September 30, 2004. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for both the three months ended September 30, 2003 and 2004 was $0.4 million. Amortization expense for other intangibles for the nine months ended September 30, 2003 and 2004 was $1.1 million and $1.3 million, respectively. Estimated amortization expense for the remainder of 2004 is approximately $0.5 million and is approximately $2 million per year for the two succeeding fiscal years and $0.5 million per year for the subsequent three succeeding fiscal years.

(6) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

      Credit Facilities. As of September 30, 2004, the Company had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Fully-drawn rates for borrowings under this facility, including the facility fee, are London interbank offered rate (LIBOR) plus 150 basis points based on current credit ratings and the applicable pricing grid. As of September 30, 2004, such credit facility was not utilized.

      Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. As discussed in Note 2, upon the Company's adoption of FIN 46, the junior subordinated debentures discussed above were included in long-term debt as of December 31, 2003 and September 30, 2004.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of December 31, 2003 and September 30, 2004, $0.4 million liquidation amount of convertible preferred securities were outstanding. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of September 30, 2004, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

      On January 21, 2004, the Company replaced its $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of September 30, 2004, the Company had $151 million outstanding under its receivables facility.

(7) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                  -------------------        -------------------
                                                                   2003         2004          2003         2004
                                                                   ----         ----          ----         ----
                                                                                  (IN MILLIONS)
Net income (loss).............................................   $    (10)    $     (2)     $     93     $     83
                                                                 --------     --------      --------     --------
Other comprehensive income:
  Net deferred gain (loss) from cash flow hedges..............        (26)          17           (19)          34
  Reclassification of deferred loss (gain) from cash flow
    hedges realized in net income.............................          2           (6)            3          (14)
                                                                 --------     --------      --------     --------
Other comprehensive income (loss).............................        (24)          11           (16)          20
                                                                 --------     --------      --------     --------
Comprehensive income (loss)...................................   $    (34)    $      9      $     77     $    103
                                                                 ========     ========      ========     ========

(8) RELATED PARTY TRANSACTIONS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                              DECEMBER 31,  SEPTEMBER 30,
                                                                                 2003          2004
                                                                              ------------  -------------
                                                                                   (IN MILLIONS)
Accounts receivable from affiliates.........................................  $       6      $        2
Accounts payable to affiliates..............................................        (29)            (22)
                                                                              ---------      ----------
  Accounts payable -- affiliated companies, net.............................        (23)            (20)
                                                                              ---------      ----------

Note receivable from affiliates(1)..........................................        --              144
                                                                              ---------      ----------
     Accounts and notes receivable/(payable) -- affiliated companies, net...  $     (23)     $      124
                                                                              =========      ==========

Long-term accounts receivable from affiliates...............................  $     --       $       64
Long-term accounts payable to affiliates....................................        --              (44)
                                                                              ---------      ----------
  Long-term accounts receivable -- affiliated companies, net................        --               20
                                                                              ---------      ----------

Long-term notes receivable from affiliates..................................         67               5
Long-term notes payable to affiliates.......................................        (33)             --
                                                                              ---------      ----------
  Long-term notes receivable -- affiliated companies, net...................         34               5
                                                                              ---------      ----------
     Long-term accounts and notes receivable -- affiliated companies, net...  $      34      $       25
                                                                              =========      ==========

----------

      (1) This note represents money pool investments.

      For the three months ended September 30, 2003 and 2004, the Company had net interest income related to affiliate borrowings of $0.6 million and $2.9 million, respectively. For the nine months ended September 30, 2003 and 2004, the Company had net interest income related to affiliate borrowings of $3.0 million and $7.0 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      For the three months ended September 30, 2003 and 2004, sales and services provided by the Company to Texas Genco Holdings, Inc. (Texas Genco) totaled $15 million and $3 million, respectively. For the nine months ended September 30, 2003 and 2004, sales and services provided by the Company to Texas Genco totaled $25 million and $20 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $26 million and $29 million for the three months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $83 million and $84 million for the nine months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

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

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by Entex to a purported class of certain consumers of natural gas and gas service without advance approval by the LPSC. In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Wharton County and Miller County cases seek class certification, but neither proposed class has been certified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company does not anticipate that the outcome of these matters will have a material impact on the financial condition or results of operations of the Company.

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

      Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The Company believes the ultimate cost associated with resolving this matter will not have a material impact on the financial condition or results of operations of the Company.

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

      At September 30, 2004, the Company had accrued $19 million for remediation of certain Minnesota sites. At September 30, 2004, the estimated range of possible remediation costs for these sites was $7 million to $44 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. The Company has collected or accrued $12 million as of September 30, 2004 to be used for future environmental remediation.

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

      The following table summarizes financial data for the Company's reportable business segments:

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                           ---------------------------------------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES       INCOME (LOSS)
                                          --------------      --------       -------------
                                                           (IN MILLIONS)
Natural Gas Distribution...............    $       894 (1)  $         3       $        (5)
Pipelines and Gathering................             56 (2)           33                39
Other Operations.......................             --                1                (1)
Eliminations...........................             --              (37)               --
                                           -----------      -----------       -----------
Consolidated...........................    $       950      $        --       $        33
                                           ===========      ===========       ===========

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                           ---------------------------------------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES       INCOME (LOSS)
                                          --------------      --------       -------------
                                                           (IN MILLIONS)
Natural Gas Distribution...............    $     1,146 (1)  $         3       $        (2)
Pipelines and Gathering................             73 (2)           35                35
Other Operations.......................            --                 1                (1)
Eliminations...........................            --               (39)               --
                                           -----------      -----------       -----------
Consolidated...........................    $     1,219      $       --        $        32
                                           ===========      ===========       ===========

                                                                                                  AS OF
                                                                                               DECEMBER 31,
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003           2003
                                            --------------------------------------------       ------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES          INCOME         TOTAL ASSETS
                                          --------------      --------          ------         ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............    $     3,885 (1)  $        28       $       146      $     4,661
Pipelines and Gathering................            191 (2)          129               124            2,519
Other Operations.......................            --                 7                 2              388
Eliminations...........................            --              (164)              --              (715)
                                           -----------      -----------       -----------      -----------
Consolidated...........................    $     4,076      $        --       $       272      $     6,853
                                           ===========      ===========       ===========      ===========


                                                                                                  AS OF
                                                                                              SEPTEMBER 30,
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004           2004
                                            --------------------------------------------      -------------
                                          REVENUES FROM         NET
                                          THIRD PARTIES     INTERSEGMENT       OPERATING
                                          AND AFFILIATES      REVENUES       INCOME (LOSS)     TOTAL ASSETS
                                          --------------      --------       -------------     ------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............    $     4,522 (1)  $         3       $       137      $     4,346
Pipelines and Gathering................            217 (2)          107               123            2,552
Other Operations.......................            --                 6                (4)             384
Eliminations...........................            --              (116)              --              (550)
                                           -----------      -----------       -----------      -----------
Consolidated...........................    $     4,739      $        --       $       256      $     6,732
                                           ===========      ===========       ===========      ===========

-------------

(1) Included in Natural Gas Distribution revenues from third parties and affiliates are sales to Texas Genco of $14 million and $2 million, respectively, for the three months ended September 30, 2003 and 2004, and $23 million and $18 million, respectively, for the nine months ended September 30, 2003 and 2004.

(2) Included in Pipelines and Gathering revenues from third parties and affiliates are sales to Texas Genco, of $1 million for both the three months ended September 30, 2003 and 2004, and $2 million for both the nine months ended September 30, 2003 and 2004.

(11) EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefits plan.

      The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -------------                 -------------
                                                       2003           2004           2003           2004
                                                       ----           ----           ----           ----
                                                                         (IN MILLIONS)
Service cost......................................  $       --      $      --      $        1     $        1
Interest cost.....................................           2              3               7              8
Expected return on plan assets....................          --             --              (1)            (1)
Net amortization..................................           1             --               2              1
Other ............................................          --             --              --              1
                                                    ----------      ---------      ----------     ----------
      Net periodic cost...........................  $        3      $       3      $        9     $       10
                                                    ==========      =========      ==========     ==========

      The Company expects to contribute $15 million to CenterPoint Energy's postretirement benefits plan in 2004. As of September 30, 2004, $11 million has been contributed.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2004. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2003 (CERC Corp. Form 10-K).

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

      The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------
                                                   2003             2004              2003              2004
                                                   ----             ----              ----              ----
                                                                         (IN MILLIONS)
Revenues...................................    $        950      $      1,219     $      4,076      $      4,739
                                               ------------      ------------     ------------      ------------
Expenses:
   Natural gas.............................             682               928            3,073             3,701
   Operation and maintenance...............             164               184              504               536
   Depreciation and amortization...........              45                47              133               139
   Taxes other than income taxes...........              26                28               94               107
                                               ------------      ------------     ------------      ------------
      Total Expenses.......................             917             1,187            3,804             4,483
                                               ------------      ------------     ------------      ------------
Operating Income...........................              33                32              272               256
Interest and Other Finance Charges.........             (44)              (45)            (128)             (134)
Other Income, net..........................               1                 4                4                10
                                               ------------      ------------     ------------      ------------
Income (Loss) Before Income Taxes..........             (10)               (9)             148               132
Income Tax Expense (Benefit)...............             --                 (7)              55                49
                                               ------------      ------------     ------------      ------------
Net Income (Loss)..........................    $        (10)     $         (2)    $         93      $         83
                                               ============      ============     ============      ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      We reported operating income of $32 million for the three months ended September 30, 2004 as compared to $33 million for the same period in 2003. The decrease was primarily due to:

      o decreased margins of $6 million related to changes in estimates of unbilled revenues and deferred gas costs; and

      o increased operations and maintenance expenses of $20 million primarily due to compliance with pipeline integrity regulations, third-party project-related costs and litigation settlement costs.

      These decreases were partially offset by:

      o     higher revenues from rate increases of $8 million;

      o higher margins of $2 million in our competitive commercial and industrial sales business;

      o increased operating margins of $18 million primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      We reported operating income of $256 million for the nine months ended September 30, 2004 as compared to $272 million for the same period in 2003. The decrease was primarily due to:

      o     the $13 million impact of milder weather;

      o reduced operating income from our competitive commercial and industrial sales business of $6 million due to less volatile market conditions than in 2003;

      o increased operations and maintenance expenses of $32 million primarily due compliance with pipeline integrity regulations, third-party project-related costs and litigation settlement costs; and

      o an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions in our Natural Gas Distribution business segment.

      These decreases were partially offset by:

      o increased operating income from continued customer growth of $3 million in our Natural Gas Distribution business segment;

      o     higher revenues from rate increases of $11 million; and

      o increased operating margins of $33 million primarily due to increased utilization of certain pipeline transportation services, increased throughput and enhanced services related to our gas gathering operations and higher third-party project-related revenues.

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

                                    LIQUIDITY

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. On January 21, 2004, we replaced our $100 million receivables facility with a $250 million receivables facility. The $250 million receivables facility terminates on January 19, 2005. As of September 30, 2004, we had $151 million outstanding under our receivables facility.

      Long-Term Debt. As of September 30, 2004, we had the following revolving credit facility:

                                         SIZE OF           AMOUNT
                                       FACILITY AT     OUTSTANDING AT
                                      SEPTEMBER 30,     SEPTEMBER 30,
DATE EXECUTED          COMPANY            2004             2004            TERMINATION DATE
-------------          -------            ----             ----            ----------------
                                                (IN MILLIONS)
March 23, 2004        CERC Corp.        $     250         $     --          March 23, 2007

      As of September 30, 2004, we had no external temporary investments.

      At September 30, 2004, we had a shelf registration statement covering $50 million principal amount of debt securities.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal remaining cash requirements during the fourth quarter of 2004 include approximately $122 million of capital expenditures.

      We expect that revolving credit borrowings, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs for 2004.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of September 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

        MOODY'S                          S&P                   FITCH
        -------                          ---                   -----
RATING        OUTLOOK(1)        RATING     OUTLOOK(2)     RATING   OUTLOOK(3)
------        ----------        ------     ----------     ------   ----------
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

      CenterPoint Energy Gas Services, Inc. (CEGS), a wholly owned subsidiary of CERC Corp., provides comprehensive natural gas sales and services to industrial and commercial customers, which are primarily located within or near the territories served by our pipelines and natural gas distribution subsidiaries. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. As of September 30, 2004, the senior unsecured debt of CERC Corp. was rated BBB by S&P and Ba1 by Moody's. We estimate that as of September 30, 2004, unsecured credit limits related to hedge instruments extended to CEGS by counterparties could aggregate $95 million; however, utilized credit capacity is significantly lower.

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

      o     increased costs related to the acquisition of gas for storage; and

      o     various regulatory actions.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC dated June 30, 2003 (June 2003 Financing Order) relating to our financing activities. Our money pool borrowing limit under such financing order is $600 million. At

September 30, 2004, we had $144 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends. Factors affecting our ability to issue securities, pay dividends on our common stock or take other actions to adjust our capitalization include:

      o covenants and other provisions in our credit facility and receivables facility; and

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The orders also permit our utilization of undrawn credit facilities. As of September 30, 2004, we are authorized to issue an additional $2 million of debt and an additional aggregate $250 million of preferred stock and preferred securities.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting us, please review Notes 3 and 9 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CERC Corp. Form 10-K, "Legal Proceedings" in Item 3 of the CERC Corp. Form 10-K and Notes 3, 9(c) and (d) to the CERC Corp. 10-K Notes, each of which is incorporated herein by reference.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                              REPORT OR               SEC FILE OR
EXHIBIT                                                     REGISTRATION             REGISTRATION       EXHIBIT
NUMBER                  DESCRIPTION                           STATEMENT                NUMBER          REFERENCE
------                  -----------                           ---------                ------          ---------
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

3.1.3    -    Certificate of Amendment changing     Form 10-K for the year ended       1-13265          3(a)(3)
              the name to Reliant Energy            December 31, 1998
              Resources Corp.

3.1.4    -    Certificate of Amendment changing     Form 10-Q for the quarter ended    1-13265          3(a)(4)
              the name to CenterPoint Energy        June 30,2003
              Resources Corp.

3.2      -    Bylaws of RERC Corp.                  Form 10-K for the year ended       1-13265          3(b)
                                                    December 31, 1997

4.1      -    $250,000,000 Credit Agreement,        Form 8-K dated March 31, 2004      1-13265          4.1
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders

+31.1    -    Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

+31.2    -    Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

+32.1    -    Section 1350 Certification of David
              M. McClanahan

+32.2    -    Section 1350 Certification of Gary
              L. Whitlock

                                                              REPORT OR               SEC FILE OR
EXHIBIT                                                     REGISTRATION             REGISTRATION       EXHIBIT
NUMBER                  DESCRIPTION                           STATEMENT                NUMBER          REFERENCE
------                  -----------                           ---------                ------          ---------
+99.1    -    Items incorporated by reference
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

                            CENTERPOINT ENERGY RESOURCES CORP.

                            By: /s/ James S. Brian
                                ---------------------------------------
                                     James S. Brian
                            Senior Vice President and Chief Accounting Officer

Date: November 9, 2004

                                  EXHIBIT INDEX


      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                              REPORT OR               SEC FILE OR
EXHIBIT                                                     REGISTRATION             REGISTRATION       EXHIBIT
NUMBER                  DESCRIPTION                           STATEMENT                NUMBER          REFERENCE
------                  -----------                           ---------                ------          ---------
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

3.1.3    -    Certificate of Amendment changing     Form 10-K for the year ended       1-13265          3(a)(3)
              the name to Reliant Energy            December 31, 1998
              Resources Corp.

3.1.4    -    Certificate of Amendment changing     Form 10-Q for the quarter ended    1-13265          3(a)(4)
              the name to CenterPoint Energy        June 30,
              2003 Resources Corp.

3.2      -    Bylaws of RERC Corp.                  Form 10-K for the year ended       1-13265          3(b)
                                                    December 31, 1997

4.1      -    $250,000,000 Credit Agreement,        Form 8-K dated March 31, 2004      1-13265          4.1
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders

+31.1    -    Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

+31.2    -    Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

+32.1    -    Section 1350 Certification of David
              M. McClanahan

+32.2    -    Section 1350 Certification of Gary
              L. Whitlock

+99.1    -    Items incorporated by reference
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