Form 10-Q
period 2005-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2005-05-11
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                          -----------------------------

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

As of May 1, 2005, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements..............................................    1
                Statements of Consolidated Income
                   Three Months Ended March 31, 2004 and 2005 (unaudited).............    1
                Consolidated Balance Sheets
                   December 31, 2004 and March 31, 2005 (unaudited)...................    2
                Statements of Consolidated Cash Flows
                   Three Months Ended March 31, 2004 and 2005 (unaudited).............    4
                Notes to Unaudited Consolidated Financial Statements..................    5
            Item 2. Management's Narrative Analysis of the Results of Operations......   14
            Item 4. Controls and Procedures...........................................   20

PART II.    OTHER INFORMATION
            Item 1. Legal Proceedings.................................................   21
            Item 6. Exhibits..........................................................   21

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

      The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

      - state and federal legislative and regulatory actions or developments, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935
            Act), changes in or application of laws or regulations applicable to other aspects of our business:

            -     allowed rates of return;

            -     rate structures;

            -     recovery of investments; and

            -     operation and construction of facilities;

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

      - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

      - other factors we discuss in "Risk Factors" beginning on page 11 of the CenterPoint Energy Resources Corp. Annual Report on Form 10-K for the year ended December 31, 2004.

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
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------------
                                                                                2004                2005
                                                                           --------------      --------------
REVENUES...............................................................    $    2,196,585      $    2,415,090
                                                                           --------------      --------------
EXPENSES:
  Natural gas..........................................................         1,762,240           1,948,335
  Operation and maintenance............................................           181,833             173,275
  Depreciation and amortization........................................            46,526              49,176
  Taxes other than income taxes........................................            45,394              42,411
                                                                           --------------      --------------
      Total............................................................         2,035,993           2,213,197
                                                                           --------------      --------------

OPERATING INCOME.......................................................           160,592             201,893
                                                                           --------------      --------------
OTHER INCOME (EXPENSE):
  Interest and other finance charges...................................           (42,282)            (45,454)
  Other, net...........................................................             2,600               4,634
                                                                           --------------      --------------
      Total............................................................           (39,682)            (40,820)
                                                                           --------------      --------------

INCOME BEFORE INCOME TAXES.............................................           120,910             161,073

  Income Tax Expense...................................................           (46,719)            (65,116)
                                                                           --------------      --------------

NET INCOME.............................................................    $       74,191      $       95,957
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
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,       MARCH 31,
                                                                                     2004             2005
                                                                                --------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................................    $      140,466     $    253,927
  Accounts and notes receivable, net........................................           612,708          613,247
  Accrued unbilled revenue..................................................           502,163          316,298
  Accounts and notes receivable - affiliated companies, net.................            11,987          145,561
  Materials and supplies....................................................            25,017           25,331
  Natural gas inventory.....................................................           174,232           75,324
  Non-trading derivative assets.............................................            50,219           85,664
  Taxes receivable..........................................................           155,155          141,371
  Deferred tax asset........................................................            12,256               --
  Prepaid expenses..........................................................             8,308           11,606
  Other.....................................................................            92,160           46,304
                                                                                --------------     ------------
    Total current assets....................................................         1,784,671        1,714,633
                                                                                --------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................................         4,296,061        4,331,226
  Less accumulated depreciation.............................................          (461,978)        (477,704)
                                                                                --------------     ------------
    Property, plant and equipment, net......................................         3,834,083        3,853,522
                                                                                --------------     ------------

OTHER ASSETS:
  Goodwill..................................................................         1,740,510        1,740,510
  Other intangibles, net....................................................            19,719           19,376
  Non-trading derivative assets.............................................            17,682           44,153
  Accounts and notes receivable - affiliated companies, net.................            18,197           17,240
  Other.....................................................................           118,089          118,936
                                                                                --------------     ------------
    Total other assets......................................................         1,914,197        1,940,215
                                                                                --------------     ------------

TOTAL ASSETS................................................................    $    7,532,951     $  7,508,370
                                                                                ==============     ============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                DECEMBER 31,         MARCH 31,
                                                                                    2004               2005
                                                                                --------------     ------------
CURRENT LIABILITIES:
  Current portion of long-term debt.........................................    $      366,873     $    361,000
  Accounts payable..........................................................           798,661          647,099
  Taxes accrued.............................................................            77,802           75,795
  Interest accrued..........................................................            57,741           50,824
  Customer deposits.........................................................            60,164           60,149
  Non-trading derivative liabilities........................................            26,323           21,169
  Accumulated deferred income taxes, net....................................                --            3,941
  Other.....................................................................           272,996          302,685
                                                                                --------------     ------------
      Total current liabilities.............................................         1,660,560        1,522,662
                                                                                --------------     ------------

OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................................           640,780          644,463
  Non-trading derivative liabilities........................................             6,412            4,425
  Benefit obligations.......................................................           128,537          125,620
  Other.....................................................................           556,819          535,641
                                                                                --------------     ------------
      Total other liabilities...............................................         1,332,548        1,310,149
                                                                                --------------     ------------

LONG-TERM DEBT..............................................................         2,000,696        1,999,999
                                                                                --------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
  Common stock..............................................................                 1                1
  Paid-in capital...........................................................         2,231,906        2,262,589
  Retained earnings.........................................................           305,291          401,248
  Accumulated other comprehensive income....................................             1,949           11,722
                                                                                --------------     ------------
      Total stockholder's equity............................................         2,539,147        2,675,560
                                                                                --------------     ------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................    $    7,532,951     $  7,508,370
                                                                                ==============     ============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                     2004              2005
                                                                                --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................    $       74,191     $     95,957
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................            46,526           49,176
     Amortization of deferred financing costs...............................             2,814            2,266
     Deferred income taxes..................................................           (10,770)          16,440
     Changes in other assets and liabilities:
       Accounts receivable and unbilled revenues, net.......................           176,189          185,461
       Accounts receivable/payable, affiliates..............................             1,626           (4,567)
       Inventory............................................................            91,570           98,594
       Taxes receivable.....................................................            32,023           44,467
       Accounts payable.....................................................           (57,475)        (151,562)
       Fuel cost recovery...................................................            47,528           75,666
       Interest and taxes accrued...........................................            61,115           (8,924)
       Net non-trading derivative assets and liabilities....................             6,487          (55,828)
       Other current assets.................................................            26,099           42,557
       Other current liabilities............................................           (25,216)         (47,448)
       Other assets.........................................................            (3,667)          10,464
       Other liabilities....................................................           (23,759)         (36,367)
     Other, net.............................................................              (459)            (697)
                                                                                --------------     ------------
         Net cash provided by operating activities..........................           444,822          315,655
                                                                                --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................           (52,126)         (62,005)
   Increase in notes receivable from affiliates, net........................          (175,065)        (128,049)
   Other, net...............................................................            (2,416)          (6,267)
                                                                                --------------     ------------
         Net cash used in investing activities..............................          (229,607)        (196,321)
                                                                                --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net...................................           (63,000)              --
   Payments of long-term debt...............................................                --           (5,873)
   Debt issuance costs......................................................            (1,862)              --
                                                                                --------------     ------------
         Net cash used in financing activities..............................           (64,862)          (5,873)
                                                                                --------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................           150,353          113,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD........................            34,447          140,466
                                                                                --------------     ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............................    $      184,800     $    253,927
                                                                                ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest.................................................................    $       46,126     $     51,728
   Income taxes.............................................................            14,968              418

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. are the consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC Corp. or the Company). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 (CERC Corp. Form 10-K).

      Background. The Company's operating subsidiaries own and operate natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. The Company's operations of its local distribution companies are conducted by three unincorporated divisions: Houston Gas, Minnesota Gas and Southern Gas Operations. Through wholly owned subsidiaries, the Company owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed price physical natural gas supplies to commercial and industrial customers and natural gas distributors.

      The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated.

FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(3) REGULATORY MATTERS

(a) Rate Cases.

      In April 2005, the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Southern Gas Operations' base rate and service charge revenues by a combined $2 million in its East Texas and South Texas Divisions.

(b) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute has been referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. On April 15, 2005, the Railroad Commission hearing examiners issued a preliminary finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. The Railroad Commission is expected to issue a final ruling in May 2005. In a parallel action now in the Court of Appeals in Austin, Southern Gas Operations is challenging the scope of the Railroad Commission's inquiry which goes beyond the issue of whether Southern Gas Operations had properly followed its tariffs to include a review of Southern Gas Operations' historical gas purchases. The Company believes such a review is not permitted by law and is beyond what the parties requested in the joint petition that initiated the proceeding at the Railroad Commission. The Company believes that all costs for Southern Gas Operations' Tyler distribution system have been properly included and recovered from customers pursuant to Southern Gas Operations' filed tariffs.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

      The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in cash flows of its natural gas businesses on its operating results and cash flows.

      Cash Flow Hedges. During the three months ended March 31, 2004 and 2005, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive income. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income is reclassified and included in the Company's Statements of Consolidated Income under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2005, the Company expects $14 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. The Company also has natural gas contracts that are derivatives which are not hedged. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real-time basis to minimize its exposure to commodity price and volume risk. The aggregate Value at Risk (VaR) associated with these operations is calculated daily and averaged $0.3 million with a high of $1 million during the first quarter of 2005. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During the three months ended March 31, 2004 and 2005, the Company recognized net gains (losses) related to unhedged positions amounting to $(1) million and $6 million, respectively. As of December 31, 2004, the Company had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively. As of March 31, 2005, the Company had recorded short-term risk management assets and liabilities of $4 million and $3 million, respectively, included in other current assets and other current liabilities, respectively.

(5) GOODWILL AND INTANGIBLES

      Goodwill as of December 31, 2004 and March 31, 2005 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......      $      1,085
Pipelines and Gathering........               601
Other Operations...............                55
                                     ------------
  Total........................      $      1,741
                                     ============

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                                                  DECEMBER 31, 2004                 MARCH 31, 2005
                                              -------------------------      --------------------------
                                              CARRYING     ACCUMULATED       CARRYING      ACCUMULATED
                                               AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
                                              --------     ------------      --------      ------------
                                                                   (IN MILLIONS)
Land use rights..........................     $      7     $         (3)     $      7      $         (3)
Other....................................           21               (5)           21                (6)
                                              --------     ------------      --------      ------------
Total....................................     $     28     $         (8)     $     28      $         (9)
                                              ========     ============      ========      ============

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of March 31, 2005. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for the three months ended March 31, 2004 and 2005 was $0.4 million and $0.5 million, respectively. Estimated amortization expense for the remainder of 2005 is approximately $1.4 million and is approximately $2 million per year for each of the five succeeding fiscal years.

(6) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

      Credit Facilities. As of March 31, 2005, the Company had a revolving credit facility that provided for an aggregate of $250 million in committed credit. The revolving credit facility terminates on March 23, 2007. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 137.5 basis points, including the facility fee, based on current credit ratings and the applicable pricing grid. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 33% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of March 31, 2005, such credit facility was not utilized.

      Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. The junior subordinated debentures discussed above were included in long-term debt as of December 31, 2004 and March 31, 2005.

      The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities are convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of both December 31, 2004 and March 31, 2005, the liquidation amount of convertible preferred securities outstanding was $0.3 million. The securities, and their underlying convertible junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, CERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. may not pay dividends on its common stock to CenterPoint Energy. As of March 31, 2005, no interest payments on the convertible junior subordinated debentures had been deferred.

(b) Receivables Facility.

      In January 2005, the Company's $250 million receivables facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to the Company during the peak heating season of 2005, in view of recent levels of, and volatility in, gas prices. As of March 31, 2005, the Company had $181 million of advances under its receivables facility.

(7) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income (net of tax):

                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                       --------------------
                                                                                        2004         2005
                                                                                       --------     -------
                                                                                          (IN MILLIONS)
Net income.........................................................................    $     74     $    96
                                                                                       --------     -------
Other comprehensive income:
  Net deferred gain from cash flow hedges..........................................           8           9
  Reclassification of deferred loss (gain) from cash flow hedges realized in net
    income.........................................................................          (3)          1
                                                                                       --------     -------
Other comprehensive income.........................................................           5          10
                                                                                       --------     -------
Comprehensive income...............................................................    $     79     $   106
                                                                                       ========     =======

      The following table summarizes the components of accumulated other comprehensive income:

                                                                                DECEMBER 31,     MARCH 31,
                                                                                   2004            2005
                                                                                ------------     ---------
                                                                                       (IN MILLIONS)
Net deferred gain from cash flow hedges................................         $          2     $      12
                                                                                ============     =========

(8) RELATED PARTY TRANSACTIONS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                                DECEMBER 31,     MARCH 31,
                                                                                    2004           2005
                                                                                ------------     ---------
                                                                                      (IN MILLIONS)
Accounts receivable from affiliates.........................................    $          4     $       4
Accounts payable to affiliates..............................................             (34)          (29)
Note receivable from affiliates(1)..........................................              42           171
                                                                                ------------     ---------
    Accounts and notes receivable - affiliated companies, net...............    $         12     $     146
                                                                                ============     =========
Long-term accounts receivable from affiliates...............................    $         64     $      64
Long-term accounts payable to affiliates....................................             (45)          (46)
Long-term notes payable to affiliates.......................................              (1)           (1)
                                                                                ------------     ---------
     Long-term accounts and notes receivable - affiliated companies, net....    $         18     $      17
                                                                                ============     =========

---------------
(1) This represents money pool investments.

      For the three months ended March 31, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $1.6 million and $1.2 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      For the three months ended March 31, 2004, the sales and services provided by the Company to Texas Genco Holdings, Inc. (Texas Genco), a former subsidiary of CenterPoint Energy, totaled $7 million. For the three months ended March 31, 2005, the Company provided no sales or services to CenterPoint Energy or its subsidiaries.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $27 million and $29 million for the three months ended March 31, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

      Pursuant to the tax sharing agreement with CenterPoint Energy, in the first quarter of 2005, the Company received an allocation of CenterPoint Energy's tax benefits totaling $31 million, which was recorded as an increase to additional paid-in capital.

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

      In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two of the Company's subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The Company believes that there has been no systematic mismeasurement of gas and that the suits are without merit. The Company does not expect the ultimate outcome to have a material impact on its financial condition, results of operations or cash flows.

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc. The plaintiffs allege that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In November 2004, the Miller case was removed to federal district court in Texarkana, Arkansas. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CenterPoint Energy do not expect the outcome of these matters to have a material impact on the financial condition , results of operations or cash flows of either the Company or CenterPoint Energy.

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

      Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The Company does not expect the ultimate cost associated with resolving this matter to have a material impact on the financial condition, results of operations or cash flows of the Company.

      Manufactured Gas Plant Sites. The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, the Company has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company's Minnesota service territory. The Company believes that it has no liability with respect to two of these sites.

      At March 31, 2005, the Company had accrued $18 million for remediation of certain Minnesota sites. At March 31, 2005, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of March 31, 2005, the Company has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

      In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by the Company or may have been owned by one of its former affiliates. The Company has been named as a defendant in two lawsuits under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of the Company or its divisions. The Company has also been identified as a PRP by the State of Maine for a site that is the subject of one of the lawsuits. In March 2005, the court considering the other suit for contribution granted the Company's motion to dismiss on the grounds that the Company was not an "operator" of the site as had been alleged. The plaintiff in that case has filed an appeal of the court's dismissal of the Company. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, the Company believes it is not liable as a former owner or operator of those sites under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits and its designation as a PRP.

      Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company does not expect the costs of any remediation of these sites to be material to the Company's financial condition, results of operations or cash flows.

      Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Company does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(c) Other Proceedings.

      In 2005, the Company received a communication from the Minnesota Office of Pipeline Safety indicating that the agency had ordered a predecessor company to remove certain components from a portion of its distribution system prior to the date the Company acquired it. Those components are not in compliance with current state and federal codes, and it is possible that some of those components remain in the Company's system. The Company has not completed its analysis of the cost to locate and replace such components; however, the Company does not expect the disposition of this matter to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

      The following table summarizes financial data for the Company's reportable business segments:

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                          ----------------------------------------------
                                          REVENUES FROM         NET                              TOTAL ASSETS
                                             EXTERNAL       INTERSEGMENT       OPERATING             AS OF
                                            CUSTOMERS         REVENUES        INCOME(LOSS)     DECEMBER 31, 2004
                                          -------------     ------------      ------------     -----------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............   $       2,130(1)  $          1       $     117         $      4,798
Pipelines and Gathering................              66(2)            36              45                2,637
Other Operations.......................              --                3              (2)                 792
Eliminations...........................              --              (40)             --                 (694)
                                          -------------     ------------       ---------         ------------
Consolidated...........................   $       2,196     $         --       $     160         $      7,533
                                          =============     ============       =========         ============

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                          ----------------------------------------------        TOTAL ASSETS
                                          REVENUES FROM         NET                                 AS OF
                                             EXTERNAL       INTERSEGMENT       OPERATING          MARCH 31,
                                            CUSTOMERS         REVENUES        INCOME(LOSS)          2005
                                          -------------     ------------      ------------     --------------
                                                                    (IN MILLIONS)
Natural Gas Distribution...............   $       2,328     $          2       $     139         $      4,889
Pipelines and Gathering................              84               37              64                2,692
Other Operations.......................               3                1              (1)                 907
Eliminations...........................              --              (40)             --                 (980)
                                          -------------     ------------       ---------         ------------
Consolidated...........................   $       2,415     $         --       $     202         $      7,508
                                          =============     ============       =========         ============

----------------
(1) Sales to Texas Genco for the three months ended March 31, 2004 of $6 million have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

(2) Sales to Texas Genco for the three months ended March 31, 2004 of $1 million have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

(11)EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                      2004      2005
                                                    -------    -------
                                                       (IN MILLIONS)
Interest cost....................................   $     2    $     2
Net amortization.................................         1          1
Other ...........................................         1         --
                                                    -------    -------
      Net periodic cost..........................   $     4    $     3
                                                    =======    =======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $16 million to its postretirement benefits plan in 2005. As of March 31, 2005, $4 million has been contributed.

      On January 21, 2005, the Department of Health and Human Services' Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act (MNA) that will go into effect January 1, 2006. Under the final regulations, it has been determined that a greater portion of benefits offered under the Company's plans meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has remeasured its obligations and costs to take into account the new regulations.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2004 and the three months ended March 31, 2005. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 (CERC Corp. Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our results of operations are affected by, among other things, seasonal fluctuations in the demand for natural gas and price movements of energy commodities, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Business -- Risk Factors" in Item 1 of the CERC Corp. Form 10-K and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which are incorporated herein by reference.

      The following table sets forth our consolidated results of operations for the three months ended March 31, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2004             2005
                                                                          ------------      ----------
                                                                                 (IN MILLIONS)
Revenues...............................................................   $      2,196      $    2,415
                                                                          ------------      ----------
Expenses:
   Natural gas.........................................................          1,762           1,948
   Operation and maintenance...........................................            182             173
   Depreciation and amortization.......................................             47              49
   Taxes other than income taxes.......................................             45              43
                                                                          ------------      ----------
          Total Expenses...............................................          2,036           2,213
                                                                          ------------      ----------
Operating Income.......................................................            160             202
Interest and Other Finance Charges.....................................            (42)            (45)
Other Income, net......................................................              3               4
                                                                          ------------      ----------
Income Before Income Taxes.............................................            121             161
Income Tax Expense.....................................................            (47)            (65)
                                                                          ------------      ----------
  Net Income...........................................................   $         74      $       96
                                                                          ============      ==========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      We reported net income of $96 million for the three months ended March 31, 2005 as compared to $74 million for the same period in 2004. The increase in net income of $22 million was primarily due to increased operating income of $22 million in our Natural Gas Distribution business segment primarily due to rate increases and higher contributions from our competitive natural gas sales business and increased operating income of $19 million in our Pipelines and Gathering business segment primarily from increased demand for certain transportation and ancillary services related to natural gas price volatility as well as increased throughput and demand for services related to our core gas gathering operations and increased income tax expense primarily driven by state income taxes.

      Income Tax Expense. During the three months ended March 31, 2005 and 2004, our effective tax rates were 40.4% and 38.8%, respectively.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three months ended March 31, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income. For information regarding factors that may affect the future results of operations of our business segments, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 1 of the CERC Corp. Form 10-K, each of which is incorporated herein by reference.

NATURAL GAS DISTRIBUTION

      The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2004            2005
                                                                      ----------       -----------
                                                                              (IN MILLIONS)
Revenues...........................................................   $    2,131       $     2,330
                                                                      ----------       -----------
Expenses:
  Natural gas......................................................        1,790             1,975
  Operation and maintenance........................................          149               140
  Depreciation and amortization....................................           35                38
  Taxes other than income taxes....................................           40                38
                                                                      ----------       -----------
    Total expenses.................................................        2,014             2,191
                                                                      ----------       -----------
Operating Income...................................................   $      117       $       139
                                                                      ==========       ===========
Throughput (in billion cubic feet (Bcf)):
  Residential......................................................           85                77
  Commercial and industrial........................................           83                77
  Non-rate regulated...............................................          139               183
  Eliminations(1)..................................................          (10)              (49)
                                                                      ----------       -----------
    Total Throughput...............................................          297               288
                                                                      ==========       ===========

-----------------------
(1) Elimination of intrasegment sales.

      Our Natural Gas Distribution business segment reported operating income of $139 million for the three months ended March 31, 2005 as compared to $117 million for the same period in 2004. Increases in operating income of $2 million from continued customer growth with the addition of approximately 43,000 customers since March 2004, $11 million from rate increases and increased contributions of $3 million from our competitive natural gas sales business were partially offset by the $7 million impact of milder weather and decreased usage. Operation and maintenance expense decreased $9 million. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which has reduced costs in later periods, operation and maintenance expenses decreased by $1 million.

PIPELINES AND GATHERING

      The following table provides summary data of our Pipelines and Gathering business segment for the three months ended March 31, 2004 and 2005:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         2004             2005
                                                                      ----------       -----------
                                                                              (IN MILLIONS)
Revenues...........................................................    $     102       $       121
                                                                      ----------       -----------
Expenses:
  Natural gas......................................................            9                 7
  Operation and maintenance........................................           33                34
  Depreciation and amortization....................................           11                11
  Taxes other than income taxes....................................            4                 5
                                                                      ----------       -----------
    Total expenses.................................................           57                57
                                                                      ----------       -----------
Operating Income...................................................    $      45       $        64
                                                                      ==========       ===========
Throughput (in Bcf):
  Natural Gas Sales................................................            2                 1
  Transportation...................................................          270               271
  Gathering........................................................           75                83
  Eliminations (1).................................................           (2)               (1)
                                                                      ----------       -----------
    Total Throughput...............................................          345               354
                                                                      ==========       ===========

---------
(1) Elimination of volumes both transported and sold.

      Our Pipelines and Gathering business segment reported operating income of $64 million for the three months ended March 31, 2005 compared to $45 million for the same period in 2004. Operating margins (revenues less fuel costs) increased by $21 million primarily due to increased demand for certain transportation and ancillary services related to natural gas price volatility ($13 million) and increased throughput and demand for services related to our core gas gathering operations ($5 million).

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

                                    LIQUIDITY

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remainder of 2005 are approximately $295 million of capital expenditures and $361 million principal amount of maturing debt. We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates under the money pool described below will be sufficient to meet our cash needs for 2005. Cash needs may also be met by issuing securities in the capital markets.

      The 1935 Act regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. We have a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by us and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2005, the $250 million facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. As of March 31, 2005, we had $181 million of advances under our receivables facility.

      Credit Facilities. As of March 31, 2005, we had a $250 million credit facility under which no borrowings had been made. The credit facility terminates on March 23, 2007.

      Securities Registered with the SEC. At March 31, 2005, we had a shelf registration statement covering $50 million of debt securities.

      Temporary Investments. On March 31, 2005, we had temporary external investments of $230 million.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC dated June 30, 2003 (June 2003 Financing Order) relating to our financing activities. The order expires in June 2005; however, CenterPoint Energy and its subsidiaries, including us, are seeking a new order providing appropriate approval for participation in the money pool by the end of June 2005. Our money pool borrowing limit under existing orders is $600 million. At March 31, 2005, we had $171 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

        MOODY'S                           S&P                    FITCH
------------------------          --------------------    --------------------
RATING         REVIEW(1)          RATING    OUTLOOK(2)    RATING    OUTLOOK(3)
------         ---------          ------    ----------    ------    ----------
Ba1        Possible Upgrade       BBB        Negative      BBB        Stable

-------------------

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

      CenterPoint Energy Gas Services, Inc.(CEGS), one of our wholly owned subsidiaries, provides comprehensive natural gas sales and services to industrial and commercial customers, electric generators and natural gas utilities throughout the central United States. In order to hedge its exposure to natural gas prices, CEGS has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of March 31, 2005, unsecured credit limits extended to CEGS by counterparties could aggregate $100 million; however, utilized credit capacity is significantly lower. In addition, we purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

      Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default by us on, or a non-payment default by us that permits acceleration of, any indebtedness exceeding $50 million will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2005, CenterPoint Energy had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

      - increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

      -     various regulatory actions; and

      - various of the risks identified in "Risk Factors" in Item 1 of the CERC Corp. Form 10-K.

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

      The June 2003 Financing Order and the several subsequent orders we have received that provide additional financing authority are effective until June 30, 2005. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The orders also permit our utilization of undrawn credit facilities. As of April 30, 2005, we are authorized to issue an additional $7 million of debt and an additional aggregate $250 million of preferred stock and preferred securities. The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $430 million of additional debt by us.

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

      CenterPoint Energy and certain of its subsidiaries, including us, have an application currently pending with the SEC for a new financing order which would govern financing by CenterPoint Energy and its subsidiaries after the expiration of the June 2003 Financing Order. We anticipate that the new order will be issued at or before the expiration of the existing order.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The June 2003 Financing Order requires us to maintain a ratio of common equity to total capitalization of 30%. At March 31, 2005, our ratio was 53%.

      Relationship with CenterPoint Energy. We are an indirect wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

                          CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements in the CERC Form 10-K (CERC 10-K Notes). We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2005. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting us, please review Notes 3 and 9 to our Interim Financial Statements, "Business --Regulation" and " --Environmental Matters" in Item 1 of the CERC Corp. Form 10-K, Item 3 of the CERC Corp. Form 10-K and Notes 3, 9(c) and (d) to the CERC Corp. 10-K Notes, each of which is incorporated herein by reference.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                              REPORT OR               SEC FILE OR
EXHIBIT                                                     REGISTRATION              REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION                         STATEMENT                  NUMBER        REFERENCE
-------        -----------------------------------  ----------------------------      ------------     ---------
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
               from the CERC Corp. Form 10-K.
               Item 1 "Business -- Regulation,"  "
               --  Environmental Matters," and "
               --  Risk Factors," Item 3 "Legal
               Proceedings" and Item 7
               "Management's Narrative Analysis of
               the Results of Operations --
               Certain Factors Affecting Future
               Earnings" and Notes 2(e)
               (Regulatory Assets and
               Liabilities), 3 (Regulatory
               Matters), 5 (Derivative
               Instruments), 9 (Commitments and
               Contingencies) and 12 (Reportable
               Business Segments).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CENTERPOINT ENERGY RESOURCES CORP.

                               By: /s/ James S. Brian
                                   ---------------------------------------------
                                       James S. Brian
                                       Senior Vice President and Chief
                                       Accounting Officer

Date: May 11, 2005

                                 EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                              REPORT OR               SEC FILE OR
EXHIBIT                                                     REGISTRATION              REGISTRATION      EXHIBIT
NUMBER                    DESCRIPTION                         STATEMENT                  NUMBER        REFERENCE
-------        -----------------------------------  ----------------------------      ------------     ---------
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

 3.1.3    -    Certificate of Amendment changing    Form 10-K for the year ended         1-13265        3(a)(3)
               the name to Reliant Energy Resource  December 31, 1998
               Corp.

 3.1.4    -    Certificate of Amendment changing    Form 10-Q for the quarter            1-13265        3(a)(4)
               the name to CenterPoint              June 30, 2003
               Resources Corp.

   3.2    -    Bylaws of RERC Corp.                 Form 10-K for the year ended         1-13265         3(b)
                                                    December 31, 1997

   4.1    -    $250,000,000 Credit Agreement,       Form 8-K dated March 31, 2004        1-13265          4.1
               dated as of March 23, 2004, among
               CERC Corp., as Borrower, and the
               Initial Lenders named therein, as
               Initial Lenders

 +31.1    -    Rule 13a-14(a)/15d-14(a)
               Certification of David M.
               McClanahan

 +31.2    -    Rule 13a-14(a)/15d-14(a)
               Certification of Gary L.
               Whitlock

 +32.1    -    Section 1350 Certification of
               David M. McClanahan

 +32.2    -    Section 1350 Certification of
               Gary L. Whitlock

 +99.1    -    Items incorporated by reference
               from the CERE Corp. From 10-K.
               Item 1 "Business --Regulation,"
               "--Environmental Matters," and
               "--Risk Factors," Item 3 "Legal
               Proceedings" and Item 7
               "Management's  Narrative Analysis
               of the Results of Operations --
               Certain Factors Affecting Future
               Earnings" and Notes 2(e)
               (Regulatory Assets and
               Liabilities), 3 (Regulatory
               Matters), 5 (Derivative
               Instruments), 9 (Commitements and
               Contingencies) and 12 (Reportable
               Business Segments).