Form 10-Q
period 2005-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2005-08-11
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                          ----------------------------

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

                           -------------------------

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

As of August 1, 2005, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements......................................................     1
             Statements of Consolidated Income
                 Three Months and Six Months Ended June 30, 2004 and 2005 (unaudited)......     1
             Consolidated Balance Sheets
                 December 31, 2004 and June 30, 2005 (unaudited)...........................     2
             Statements of Consolidated Cash Flows
                 Six Months Ended June 30, 2004 and 2005 (unaudited).......................     4
             Notes to Unaudited Consolidated Financial Statements..........................     5
         Item 2. Management's Narrative Analysis of the Results of Operations..............    16
         Item 4. Controls and Procedures...................................................    24

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings.........................................................    25
         Item 5. Other Information.........................................................    25
         Item 6. Exhibits..................................................................    28

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

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     - state and federal legislative and regulatory actions or developments, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), the impact of the repeal of the 1935 Act and changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

     -    actions by rating agencies;

     -    effectiveness of our risk management activities;

     -    inability of various counterparties to meet their obligations to us;

     - non-payment of our services due to financial distress of our customers;

     -    our ability to control costs;

     - the investment performance of CenterPoint Energy's employee benefit plans;

     - our internal restructuring or other restructuring options that may be pursued;

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     - other factors we discuss in "Risk Factors" in Item 5 of Part II of this report beginning on page 25.

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
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                           -----------------------------    -----------------------------
                                               2004             2005            2004             2005
                                           ------------     ------------    ------------     ------------
REVENUES................................   $  1,323,203     $  1,516,253    $  3,519,788     $  3,931,343
                                           ------------     ------------    ------------     ------------

EXPENSES:
   Natural gas..........................      1,010,250        1,192,519       2,772,490        3,140,854
   Operation and maintenance............        170,147          171,254         351,980          344,529
   Depreciation and amortization........         45,613           49,642          92,139           98,818
   Taxes other than income taxes........         33,572           33,360          78,966           75,771
                                           ------------     ------------    ------------     ------------
       Total............................      1,259,582        1,446,775       3,295,575        3,659,972
                                           ------------     ------------    ------------     ------------

OPERATING INCOME........................         63,621           69,478         224,213          271,371
                                           ------------     ------------    ------------     ------------

OTHER INCOME (EXPENSE):
   Interest and other finance charges...        (46,531)         (51,862)        (88,813)         (97,316)
   Other, net...........................          3,454            7,579           6,054           12,213
                                           ------------     ------------    ------------     ------------
       Total............................        (43,077)         (44,283)        (82,759)         (85,103)
                                           ------------     ------------    ------------     ------------

INCOME BEFORE INCOME TAXES..............         20,544           25,195         141,454          186,268
   Income Tax (Expense) Benefit.........         (9,792)           1,590         (56,511)         (63,526)
                                           ------------     ------------    ------------     ------------
NET INCOME..............................   $     10,752     $     26,785    $     84,943     $    122,742
                                           ============     ============    ============     ============

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                    DECEMBER 31,      JUNE 30,
                                                                        2004            2005
                                                                    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents ....................................   $    140,466    $    379,540
   Accounts and notes receivable, net ...........................        612,708         375,874
   Accrued unbilled revenue .....................................        502,163         147,434
   Accounts and notes receivable - affiliated companies, net ....         11,987         115,236
   Materials and supplies .......................................         25,017          28,134
   Natural gas inventory ........................................        174,232         167,514
   Non-trading derivative assets ................................         50,219          67,638
   Taxes receivable .............................................        155,155          16,429
   Deferred tax asset ...........................................         12,256              --
   Prepaid expenses .............................................          8,308          10,125
   Other ........................................................         92,160          87,136
                                                                    ------------    ------------
     Total current assets .......................................      1,784,671       1,395,060
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ................................      4,296,061       4,400,046
   Less accumulated depreciation ................................       (461,978)       (502,939)
                                                                    ------------    ------------
     Property, plant and equipment, net .........................      3,834,083       3,897,107
                                                                    ------------    ------------

OTHER ASSETS:
   Goodwill .....................................................      1,740,510       1,744,252
   Other intangibles, net .......................................         19,719          19,033
   Non-trading derivative assets ................................         17,682          56,349
   Accounts and notes receivable - affiliated companies, net ....         18,197          16,582
   Other ........................................................        118,089         138,123
                                                                    ------------    ------------
     Total other assets .........................................      1,914,197       1,974,339
                                                                    ------------    ------------

TOTAL ASSETS ....................................................   $  7,532,951    $  7,266,506
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
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    2004              2005
                                                                                 ------------      -----------
CURRENT LIABILITIES:
   Current portion of long-term debt .........................................   $   366,873       $   325,000
   Accounts payable ..........................................................       798,661           489,168
   Taxes accrued .............................................................        77,802            60,292
   Interest accrued ..........................................................        57,741            57,446
   Customer deposits .........................................................        60,164            58,994
   Non-trading derivative liabilities ........................................        26,323            13,124
   Accumulated deferred income taxes, net ....................................            --             4,311
   Other .....................................................................       272,996           292,280
                                                                                 -----------       -----------
       Total current liabilities .............................................     1,660,560         1,300,615
                                                                                 -----------       -----------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ....................................       640,780           616,726
   Non-trading derivative liabilities ........................................         6,412             5,873
   Benefit obligations .......................................................       128,537           127,874
   Other .....................................................................       556,819           591,831
                                                                                 -----------       -----------
       Total other liabilities ...............................................     1,332,548         1,342,304
                                                                                 -----------       -----------

LONG-TERM DEBT ...............................................................     2,000,696         1,999,334
                                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
   Common stock ..............................................................             1                 1
   Paid-in capital ...........................................................     2,231,906         2,286,638
   Retained earnings .........................................................       305,291           328,033
   Accumulated other comprehensive income ....................................         1,949             9,581
                                                                                 -----------       -----------
       Total stockholder's equity ............................................     2,539,147         2,624,253
                                                                                 -----------       -----------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ................................   $ 7,532,951       $ 7,266,506
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
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            --------------------------
                                                                                               2004            2005
                                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................     $   84,943      $  122,742
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................................         92,139          98,818
      Amortization of deferred financing costs ........................................          4,956           4,514
      Deferred income taxes ...........................................................          4,274         (23,499)
      Changes in other assets and liabilities:
        Accounts receivable and unbilled revenues, net ................................        350,838         591,643
        Accounts receivable/payable, affiliates .......................................        (26,920)         (3,405)
        Inventory .....................................................................         28,710           3,601
        Taxes receivable ..............................................................         32,023         193,458
        Accounts payable ..............................................................       (116,664)       (309,493)
        Fuel cost recovery ............................................................         53,376         (47,220)
        Interest and taxes accrued ....................................................         (5,230)        (17,805)
        Net non-trading derivative assets and liabilities .............................         (8,347)          1,252
        Other current assets ..........................................................         11,384           3,207
        Other current liabilities .....................................................            558          32,857
        Other assets ..................................................................         (6,155)          4,571
        Other liabilities .............................................................        (29,885)        (20,192)
      Other, net ......................................................................           (970)         (1,362)
                                                                                            ----------      ----------
           Net cash provided by operating activities ..................................        469,030         633,687
                                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................................................       (104,285)       (148,971)
   Increase in notes receivable from affiliates .......................................       (214,176)        (97,653)
   Other, net .........................................................................         (5,539)         (4,952)
                                                                                            ----------      ----------
           Net cash used in investing activities ......................................       (324,000)       (251,576)
                                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net .............................................        (63,000)             --
   Payments of long-term debt .........................................................             --         (41,873)
   Decrease in notes payable with affiliates ..........................................        (31,985)           (575)
   Debt issuance costs ................................................................         (1,676)           (589)
   Dividend to parent .................................................................        (12,500)       (100,000)
                                                                                            ----------      ----------
           Net cash used in financing activities ......................................       (109,161)       (143,037)
                                                                                            ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................         35,869         239,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ..................................         34,447         140,466
                                                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ........................................     $   70,316      $  379,540
                                                                                            ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ...........................................................................     $   84,344      $   90,916
   Income taxes .......................................................................         70,939          84,421

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

      The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (Energy
Act), which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including the Company, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on the Company as result of that rulemaking.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change and must be reported as a prior-period adjustment by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(3) REGULATORY MATTERS

(a) Rate Cases.

      In November 2004, Southern Gas Operations filed an application for a general rate increase with the Arkansas Public Service Commission (APSC). Southern Gas Operations' adjusted request, if approved, would increase base rates by approximately $28 million annually. The APSC staff has made a recommendation to the APSC for a rate decrease of $13 million. Hearings in the rate case began in early August 2005 with billings under new rates expected to begin in the fourth quarter.

      In April 2005, the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Southern Gas Operations' base rate and service revenues by a combined $2 million in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June 2005, Southern Gas Operations filed a request to implement these rates within substantially all of the incorporated cities located in its Beaumont/East Texas and South Texas Divisions. If these rates are approved as requested, Southern Gas Operations' base rate and service revenues are expected to increase by an additional $16 million annually.

      In June 2005, the Minnesota Public Utilities Commission (MPUC) approved a settlement which increases Minnesota Gas' base rates by approximately $9 million annually. An interim rate increase of $17 million had been implemented in October 2004. A liability has been recorded for the excess of amounts collected in interim rates over those approved in the final settlement, which excess will be refunded to customers in the third quarter.

(b) City of Tyler, Texas Dispute.

      In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. On May 25, 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. An appeal from this order was taken by the City of Tyler to the Travis County District Court on August 10, 2005.

(c) Settlement of FERC Audit.

      On June 27, 2005, CenterPoint Energy Gas Transmission Company (CEGT), a subsidiary of CERC Corp., received an Order from FERC accepting the terms of a settlement agreed upon by CEGT with the Staff of the FERC's Office of Market Oversight and Investigations (OMOI). The settlement brought to a conclusion an investigation of CEGT initiated by OMOI in August 2003. Among other things, the investigation involved a comprehensive review of CEGT's relationship with its marketing affiliates and compliance with various FERC record-keeping and reporting requirements covering the period from January 1, 2001 through September 22, 2004.

      OMOI Staff took the position that some of CEGT's actions resulted in a limited number of violations of FERC's affiliate regulations or were in violation of certain record-keeping and administrative requirements. OMOI did not find any systematic violations of its rules governing communications or other relationships among affiliates.

      The settlement included two remedies: a payment of a $270,000 civil penalty and the execution of a compliance plan, applicable to both CEGT and its sister pipeline, CenterPoint Energy-Mississippi River Transmission Corporation
(MRT). The compliance plan consists of a detailed set of Implementation Procedures that will facilitate compliance with FERC's Order No. 2004, the Standards of Conduct, which regulate behavior between regulated entities and their affiliates. The Company does not believe the compliance plan will have any material effect on CEGT's or MRT's ability to conduct their business.

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

      Cash Flow Hedges. During the six months ended June 30, 2004 and 2005, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive income. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income is reclassified and included in the Company's Statements of Consolidated Income under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2005, the Company expects $12 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

      Other Derivative Financial Instruments. The Company also has natural gas contracts that are derivatives which are not hedged. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real-time basis to minimize its exposure to commodity price and volume risk. The aggregate Value at Risk (VaR) associated with these operations is calculated daily and averaged $0.3 million with a high of $1 million during the first six months of 2005. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During the six months ended June 30, 2004 and 2005, the Company recognized net gains (losses) related to unhedged positions amounting to $(2) million and $6 million, respectively. As of December 31, 2004, the Company had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively. As of June 30, 2005, the Company had recorded short-term risk management assets and liabilities of $3 million and $3 million, respectively, included in other current assets and other current liabilities, respectively.

(5) GOODWILL AND INTANGIBLES

      Goodwill by reportable business segment is as follows (in millions):

                                 DECEMBER 31,          JUNE 30,
                                     2004                2005
                                 ------------          --------
Natural Gas Distribution .....     $  1,085            $  1,085
Pipelines and Gathering ......          601                 604
Other Operations .............           55                  55
                                   --------            --------
   Total .....................     $  1,741            $  1,744
                                   ========            ========

      The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

      The components of the Company's other intangible assets consist of the following:

                           DECEMBER 31, 2004           JUNE 30, 2005
                        -----------------------   -----------------------
                        CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                        --------   ------------   --------   ------------
                                           (IN MILLIONS)
Land use rights ....     $     7     $    (3)     $     7      $    (3)
Other ..............          21          (5)          21           (6)
                         -------     -------      -------      -------
Total ..............     $    28     $    (8)     $    28      $    (9)
                         =======     =======      =======      =======

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2005. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

      Amortization expense for other intangibles for the three months ended June 30, 2004 and 2005 was $0.4 million and $0.5 million, respectively. Amortization expense for other intangibles for the six months ended June 30, 2004 and 2005 was $0.8 million and $1.0 million, respectively. Estimated amortization expense for the remainder of 2005 is approximately $1 million and is approximately $2 million per year for each of the five succeeding fiscal years.

(6) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

      Credit Facilities. In June 2005, the Company replaced its $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of June 30, 2005, such credit facility was not utilized.

      Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent CERC Trust's sole asset and its entire operations. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. The amount of outstanding junior subordinated debentures was included in long-term debt as of December 31, 2004 and June 30, 2005.

      The convertible preferred securities were mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Effective January 7, 2003, the convertible preferred securities were convertible at the option of the holder into $33.62 of cash and 2.34 shares of CenterPoint Energy common stock for each $50 of liquidation value. As of both December 31, 2004 and June 30, 2005, the liquidation amount of convertible preferred securities outstanding was $0.3 million. The securities, and their underlying convertible junior subordinated debentures, bore interest at 6.25% and had a June 2026 maturity date. Subject to some limitations, CERC Corp. had the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, CERC Corp. could not pay dividends on its common stock to CenterPoint Energy. As of June 30, 2005, no interest payments on the convertible junior subordinated debentures had been deferred.

      On July 1, 2005, the remaining $0.3 million of convertible preferred securities and the $6 million of related convertible junior subordinated debentures were called for redemption on August 1, 2005. Most of the convertible preferred securities were converted prior to the redemption date and the remaining securities were redeemed.

(b) Receivables Facility.

      In January 2005, the Company's $250 million receivables facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to CERC during the peak heating season of 2005. As of June 30, 2005, CERC had $181 million of advances under its receivables facility.

      The average outstanding balance on the receivables facility was $181 million for the six months ended June 30, 2005. Sales of receivables were approximately $0.6 billion and $0.4 billion for the three months ended June 30, 2004 and 2005, respectively, and $1.3 billion and $0.9 billion for the six months ended June 30, 2004 and 2005, respectively.

(7) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income (net of tax):

                                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                      --------------------       -------------------
                                                       2004          2005         2004         2005
                                                      ------        ------       ------       ------
                                                                        (IN MILLIONS)
Net income .......................................     $  11         $  27        $  85       $  123
                                                       -----         -----        -----       ------
Other comprehensive income:
   Net deferred gain from cash flow hedges .......         8             1           16           10
   Reclassification of deferred gain from cash
     flow hedges realized in net income ..........        (5)           (3)          (7)          (2)
                                                       -----         -----        -----       ------
Other comprehensive income (loss) ................         3            (2)           9            8
                                                       -----         -----        -----       ------
Comprehensive income .............................     $  14         $  25        $  94       $  131
                                                       =====         =====        =====       ======


      The following table summarizes the components of accumulated other comprehensive income:

                                                DECEMBER 31,    JUNE 30,
                                                    2004          2005
                                                ------------    --------
                                                      (IN MILLIONS)
Net deferred gain from cash flow hedges......       $  2          $ 10
                                                    ====          ====

(8) RELATED PARTY TRANSACTIONS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                               DECEMBER 31,   JUNE 30,
                                                                                   2004         2005
                                                                               ------------   --------
                                                                                     (IN MILLIONS)
Accounts receivable from affiliates..........................................     $     4      $     4
Accounts payable to affiliates...............................................         (34)         (28)
Notes receivable from affiliates(1)..........................................          42          139
                                                                                  -------      -------
      Accounts and notes receivable -- affiliated companies, net.............     $    12      $   115
                                                                                  =======      =======
Long-term accounts receivable from affiliates................................     $    64      $    65
Long-term accounts payable to affiliates.....................................         (45)         (48)
Long-term notes payable to affiliates........................................          (1)          --
                                                                                  -------      -------
      Long-term accounts and notes receivable -- affiliated companies, net...     $    18      $    17
                                                                                  =======      =======

------------------
(1) Represents money pool investments.

      For the three months ended June 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $2.5 million and $1.4 million, respectively. For the six months ended June 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $4.1 million and $2.6 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      For the three and six months ended June 30, 2004, the sales and services provided by the Company to Texas Genco Holdings, Inc. (Texas Genco), a former subsidiary of CenterPoint Energy, totaled $11 million and $18 million, respectively. For the three and six months ended June 30, 2005, the Company provided no sales or services to CenterPoint Energy or its subsidiaries.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $28 million and $31 million for the three months ended June 30, 2004 and 2005, respectively, and $55 million and $60 million for the six months ended June 30, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

      Pursuant to the tax sharing agreement with CenterPoint Energy, the Company received an allocation of CenterPoint Energy's tax benefits totaling $24 million and $55 million for the three and six months ended June 30, 2005, respectively, which was recorded as an increase to additional paid-in capital.

      In the second quarter of 2005, the Company paid a dividend of $100 million to Utility Holding, LLC.

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

      Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission
(LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In November 2004, the Miller case was removed to federal district court in Texarkana, Arkansas. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. In June 2005, the Miller County case was remanded to state district court in Miller County. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The Company and CenterPoint Energy do not expect the outcome of these matters to have a material impact on the financial condition, results of operations or cash flows of either the Company or CenterPoint Energy. The allegations in these cases are similar to those asserted in the City of Tyler proceeding described in Note 3(b).

      Pipeline Safety Compliance. In 2005, the Company received an order from the Minnesota Office of Pipeline Safety to remove certain components from a portion of its distribution system by December 2, 2005. Those components were installed by a predecessor company and are not in compliance with current state and federal codes.

The Company estimates the range of expenditures to locate and replace such components to be $35 to $45 million. The Company will request return on and of the capitalized expenditures in future rate cases.

      Minnesota Cold Weather Rule. In December 2004, the MPUC opened an investigation to determine whether the Company's practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. The Minnesota Office of the Attorney General issued its report alleging the Company has violated the CWR and recommended a $5 million penalty. The Company filed its reply comments in July 2005. In addition, in June 2005, the Company was named in a suit filed on behalf of a purported class of customers who allege that the Company's conduct under the CWR was in violation of the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act and was negligent and fraudulent. The Company believes that it has not knowingly and intentionally violated the CWR and intends to vigorously contest the lawsuit. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

      At June 30, 2005, the Company had accrued $18 million for remediation of certain Minnesota sites. At June 30, 2005, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2005, the Company has collected or accrued $13 million from insurance companies and ratepayers to be used for future environmental remediation.

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

      The following table summarizes financial data for the Company's reportable business segments:

                                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                  --------------------------------------------
                                  REVENUES FROM       NET
                                     EXTERNAL    INTERSEGMENT      OPERATING
                                    CUSTOMERS      REVENUES      INCOME (LOSS)
                                  -------------  ------------    -------------
                                                (IN MILLIONS)
Natural Gas Distribution.....       $  1,245 (1)     $  --           $ 23
Pipelines and Gathering......             79 (2)        34             42
Other Operations.............             --             2             (1)
Eliminations.................             --           (36)            --
                                    --------         -----           ----
Consolidated.................       $  1,324         $  --           $ 64
                                    ========         =====           ====

                                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                  --------------------------------------------
                                  REVENUES FROM        NET
                                     EXTERNAL     INTERSEGMENT     OPERATING
                                    CUSTOMERS       REVENUES     INCOME (LOSS)
                                  -------------   ------------   -------------
                                                (IN MILLIONS)
Natural Gas Distribution.....       $   1,429        $   1          $ 19
Pipelines and Gathering......              87           38            52
Other Operations.............              --            1            (2)
Eliminations.................              --          (40)           --
                                    ---------        -----          ----
Consolidated.................       $   1,516        $  --          $ 69
                                    =========        =====          ====

                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                  ------------------------------------------
                                                  REVENUES FROM      NET                       TOTAL ASSETS
                                                     EXTERNAL    INTERSEGMENT    OPERATING    AS OF DECEMBER
                                                    CUSTOMERS      REVENUES    INCOME (LOSS)     31, 2004
                                                  -------------  ------------  -------------  --------------
                                                                          (IN MILLIONS)
Natural Gas Distribution......................     $   3,375 (1)    $   1         $ 140         $  4,798
Pipelines and Gathering.......................           145 (2)       71            87            2,637
Other Operations..............................            --            5            (3)             792
Eliminations..................................            --          (77)           --             (694)
                                                   ---------        -----         -----         --------
Consolidated..................................     $   3,520        $  --         $ 224         $  7,533
                                                   =========        =====         =====         ========

                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                  ------------------------------------------
                                                  REVENUES FROM      NET                      TOTAL ASSETS
                                                     EXTERNAL    INTERSEGMENT    OPERATING     AS OF JUNE
                                                    CUSTOMERS      REVENUES    INCOME (LOSS)    30, 2005
                                                  -------------  ------------  -------------  ------------
                                                                          (IN MILLIONS)
Natural Gas Distribution......................     $   3,757        $    3       $    158       $   4,779
Pipelines and Gathering.......................           171            75            116           2,798
Other Operations..............................             3             3             (3)          1,069
Eliminations..................................            --           (81)            --          (1,379)
                                                   ---------        ------       --------       ---------
Consolidated..................................     $   3,931        $   --       $    271       $   7,267
                                                   =========        ======       ========       =========

-----------
(1) Sales to Texas Genco for the three and six months ended June 30, 2004 of $10 million and $16 million, respectively, have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

(2) Sales to Texas Genco for the three and six months ended June 30, 2004 of $1 million and $2 million, respectively, have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                     ---------------------------  -------------------------
                                       2004             2005        2004           2005
                                     --------         --------    --------       --------
                                                            (IN MILLIONS)
Service cost ......................   $     1          $     1     $     1        $     1
Interest cost .....................         3                2           5              4
Expected return on plan assets ....        (1)              (1)         (1)            (1)
Net amortization ..................        --               --           1              1
Other .............................        --               --           1             --
                                      -------          -------     -------        -------
       Net periodic cost ..........   $     3          $     2     $     7        $     5
                                      =======          =======     =======        =======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $16 million to its postretirement benefits plan in 2005. As of June 30, 2005, $5 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      The following narrative analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this report.

      We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends."

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2004 and the three and six months ended June 30, 2005. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 (CERC Corp. Form 10-K).

REPEAL OF THE PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

      On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act), which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including us, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us as result of that rulemaking.

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our results of operations are affected by, among other things, seasonal fluctuations in the demand for natural gas and price movements of energy commodities, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report beginning on page 25 and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which is incorporated herein by reference.

      The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ---------------------------     -------------------------
                                                   2004             2005           2004           2005
                                                ----------       ----------     ----------     ----------
                                                                      (IN MILLIONS)
Revenues .............................          $    1,324       $    1,516     $    3,520     $    3,931
                                                ----------       ----------     ----------     ----------
Expenses:
   Natural gas .......................               1,011            1,193          2,773          3,141
   Operation and maintenance .........                 170              171            352            344
   Depreciation and amortization .....                  45               50             92             99
   Taxes other than income taxes .....                  34               33             79             76
                                                ----------       ----------     ----------     ----------
      Total Expenses .................               1,260            1,447          3,296          3,660
                                                ----------       ----------     ----------     ----------
Operating Income .....................                  64               69            224            271
Interest and Other Finance Charges ...                 (47)             (52)           (89)           (97)
Other Income, net ....................                   3                8              6             12
                                                ----------       ----------     ----------     ----------
Income Before Income Taxes ...........                  20               25            141            186
Income Tax (Expense) Benefit .........                  (9)               2            (56)           (63)
                                                ----------       ----------     ----------     ----------
Net Income ...........................          $       11       $       27     $       85     $      123
                                                ==========       ==========     ==========     ==========

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      We reported net income of $27 million for the three months ended June 30, 2005 as compared to $11 million for the same period in 2004. The increase in net income of $16 million was primarily due to increased operating income of $10 million in our Pipelines and Gathering business segment and a $11 million decrease in income tax expense due to a favorable tax audit adjustment and lower state income taxes offset by a decrease in operating income in our Natural Gas Distribution business segment of $4 million.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      We reported net income of $123 million for the six months ended June 30, 2005 as compared to $85 million for the same period in 2004. The increase in net income of $38 million was primarily due to increased operating income of $29 million in our Pipelines and Gathering business segment and increased operating income of $18 million in our Natural Gas Distribution business segment. This increase was partially offset by increased income tax expense of $7 million due to higher pre-tax income which was reduced by a favorable tax audit adjustment recorded in the second quarter of 2005.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      The following table presents operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three and six months ended June 30, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income. For information regarding factors that may affect the future results of operations of our business segments, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and " -- Other Risks" in Item 5 of Part II of this report beginning on page 25.

NATURAL GAS DISTRIBUTION

      The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                ---------------------------     -------------------------
                                                   2004             2005           2004           2005
                                                ----------       ----------     ----------     ----------
                                                             (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues......................................  $    1,245       $    1,430     $    3,376     $    3,760
                                                ----------       ----------     ----------     ----------
Expenses:
   Natural gas...............................        1,027            1,213          2,816          3,188
   Operation and maintenance.................          133              133            283            273
   Depreciation and amortization.............           35               39             70             77
   Taxes other than income taxes.............           27               26             67             64
                                                ----------       ----------     ----------     ----------
     Total expenses..........................        1,222            1,411          3,236          3,602
                                                ----------       ----------     ----------     ----------
Operating Income.............................   $       23       $       19     $      140     $      158
                                                ==========       ==========     ==========     ==========

Throughput (in billion cubic feet (Bcf)):
   Residential...............................           21               21            106             98
   Commercial and industrial.................           49               43            132            120
   Non-rate regulated........................          167              148            306            331
   Elimination (1)...........................          (63)             (29)           (73)           (78)
                                                ----------       ----------     ----------     ----------
     Total Throughput........................          174              183            471            471
                                                ==========       ==========     ==========     ==========

Average number of customers:
   Residential...............................    2,793,297        2,833,773      2,802,379      2,842,645
   Commercial and industrial.................      242,111          246,032        244,388        247,429
   Non-rate regulated........................        6,265            6,533          6,228          6,522
                                                ----------       ----------     ----------     ----------
     Total...................................    3,041,673        3,086,338      3,052,995      3,096,596
                                                ==========       ==========     ==========     ==========

----------------
(1) Elimination of intrasegment sales.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Natural Gas Distribution business segment reported operating income of $19 million for the three months ended June 30, 2005 as compared to $23 million for the same period in 2004. Increases in operating income from rate increases ($5 million) and increased contributions from our competitive natural gas sales business ($1 million) were more than offset by the impact of decreased throughput net of continued customer growth with the addition of approximately 47,000 customers since June 2004 ($5 million) and increased depreciation expense primarily due to higher plant balances ($4 million). Decreases in operation and maintenance expenses primarily from lower employee benefit expenses ($7 million) and the capitalization of previously incurred restructuring expenses as allowed by a recent regulatory order from the Railroad Commission of Texas ($4 million) offset other expense increases ($11 million).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Natural Gas Distribution business segment reported operating income of $158 million for the six months ended June 30, 2005 as compared to $140 million for the same period in 2004. Increases in operating income from rate increases ($16 million) and increased contributions from our competitive natural gas sales business ($4 million) were partially offset by the impact of milder weather and decreased throughput net of continued customer growth with the addition of approximately 47,000 customers since June 2004 ($10 million). Operation and maintenance expense decreased $10 million. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, which has reduced costs in later periods, operation and maintenance expenses decreased by $2 million primarily due to lower employee benefit expenses ($11 million) and the capitalization of previously incurred restructuring expenses as discussed above ($4 million), which more than offset other expense increases ($13 million). These net increases to operating income were partially offset by increased depreciation expense primarily due to higher plant balances ($7 million).

PIPELINES AND GATHERING

      The following table provides summary data of our Pipelines and Gathering business segment for the three and six months ended June 30, 2004 and 2005:

                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                      ---------------------------   -------------------------
                                         2004             2005         2004           2005
                                      ----------       ----------   ----------     ----------
                                                           (IN MILLIONS)
Revenues ...........................  $      113       $      125   $      216     $     246
                                      ----------       ----------   ----------     ---------
Expenses:
   Natural gas .....................          18               18           28            25
   Operation and maintenance .......          37               40           70            74
   Depreciation and amortization ...          11               11           22            22
   Taxes other than income taxes ...           5                4            9             9
                                      ----------       ----------   ----------     ---------
     Total expenses ................          71               73          129           130
                                      ----------       ----------   ----------     ---------
Operating Income ...................  $       42       $       52   $       87     $     116
                                      ==========       ==========   ==========     =========

Throughput (in Bcf):
   Natural Gas Sales ...............           4                3            7             4
   Transportation ..................         207              230          477           501
   Gathering .......................          79               87          154           170
   Elimination (1) .................          (3)              (2)          (5)           (3)
                                      ----------       ----------   ----------     ---------
      Total Throughput .............         287              318          633           672
                                      ==========       ==========   ==========     =========

----------------
(1) Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Pipelines and Gathering business segment reported operating income of $52 million for the three months ended June 30, 2005 compared to $42 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $12 million primarily due to increased demand for certain transportation and ancillary services ($7 million) and increased throughput and demand for services related to our core gas gathering operations ($9 million).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Pipelines and Gathering business segment reported operating income of $116 million for the six months ended June 30, 2005 compared to $87 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $33 million primarily due to increased demand for certain transportation and ancillary services ($18 million) and increased throughput and demand for services related to our core gas gathering operations ($14 million). Additionally, operation and maintenance expenses increased by $4 million primarily due to increased pipeline integrity compliance expenses.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CERC Corp. Form 10-K, which is incorporated herein by reference, and "Risk Factors" in Item 5 of Part II of this report beginning on page 25.

                                    LIQUIDITY

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the last six months of

2005 are approximately $276 million of capital expenditures and $325 million principal amount of senior notes which were repaid in July 2005. We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates under the money pool described below will be sufficient to meet our cash needs for 2005. Cash needs may also be met by issuing securities in the capital markets.

      The 1935 Act currently regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. We have a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by us and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2005, the $250 million facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. As of June 30, 2005, we had $181 million of advances under our receivables facility.

      Credit Facilities. In June 2005, we replaced our $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      Our $400 million credit facility contains covenants, including a total debt to capitalization covenant of 65% and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Borrowings under our $400 million credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

      As of August 1, 2005, our $400 million credit facility was not utilized.

      Securities Registered with the SEC. At June 30, 2005, we had a shelf registration statement covering $50 million of debt securities.

      Temporary Investments. On June 30, 2005, we had temporary investments with unrelated parties of $366 million. Our temporary external investments were reduced by $325 million in July 2005 when the proceeds from the liquidation of such investments were used to pay our maturing debt. As of August 1, 2005, we had temporary investments in a money market fund of $9 million. Such investments may be utilized to meet our cash flow needs.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements currently applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities dated June 29, 2005 (June 2005 Financing Order). Our money pool borrowing limit under the existing order is $600 million. At August 1, 2005, we had $122 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Impact on Liquidity of a Downgrade in Credit Ratings. On July 22, 2005, Moody's upgraded our ratings, including our senior unsecured debt to Baa3 from Bal. These rating actions concluded the review for possible upgrade that was initiated on March 24, 2005.

      As of August 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

       MOODY'S                  S&P                FITCH
---------------------   ------------------   ------------------
RATING     OUTLOOK(1)   RATING  OUTLOOK(2)   RATING  OUTLOOK(3)
------     ----------   ------  ----------   ------  ----------
 Baa3        Stable       BBB    Negative      BBB     Stable

----------------
(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

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

      A decline in credit ratings could increase borrowing costs under our $400 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions as more fully described in " -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends" below. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution business segment.

      As described above under " -- Credit Facilities," our $400 million credit facility does not contain a material adverse change clause with respect to borrowings.

      CenterPoint Energy Services, Inc. (formerly CenterPoint Energy Gas Services, Inc.) (CES), one of our wholly owned subsidiaries, provides comprehensive natural gas sales and services to industrial and commercial customers, electric generators and natural gas utilities throughout the central United States. In order to hedge its exposure to natural gas prices, CES has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of June 30, 2005, unsecured credit limits extended to CES by counterparties could aggregate $105 million; however, utilized credit capacity is significantly lower. In addition, we purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

      Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2005, CenterPoint Energy had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

      -     various regulatory actions; and

      - various of the risks identified in "Risk Factors" in Item 5 of Part II of this report beginning on page 25.

      Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends. Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65% and 60%, respectively, and contain an EBITDA to interest covenant.

      Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed the Energy Act, which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including us, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act transfers to the FERC certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us as result of that rulemaking.

      The June 2005 Financing Order establishes limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permits CenterPoint Energy to refinance its existing obligations and those of its regulated subsidiaries, including us. We are in compliance with the authorized limits. The order also generally permits utilization of our undrawn credit facilities. Unless we obtain a further order from the SEC, as of July 31, 2005, we are authorized to issue an additional $367 million of debt or preferred securities.

      In the June 2005 Financing Order, the SEC "reserved jurisdiction" over a number of matters, meaning that an order will be required from the SEC before we may conduct those activities. However, an order regarding the activities over which the SEC has reserved jurisdiction generally can be issued by the SEC more quickly than orders on other matters, although there is no assurance that a release of jurisdiction will be granted on a given matter or the terms under which such an order may be issued. In the June 2005 Financing Order, the SEC reserved jurisdiction over all authority otherwise granted if the common equity level of CenterPoint Energy falls below its level as of March 31, 2005 (11.4% net of securitization debt) or if the common equity ratio of either us or CenterPoint Energy Houston Electric, LLC, another wholly owned subsidiary of CenterPoint Energy, falls below 30%. Among the other transactions over which the SEC reserved jurisdiction are: (i) issuance of securities by CenterPoint Energy or any of its subsidiaries, including us, unless our and the issuer's other securities which are rated have an investment grade rating from at least one nationally recognized statistical rating organization, (ii) further investment in inactive subsidiaries and (iii) payment of dividends by us from capital or unearned surplus. The June 2005 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds in connection with securities issued by us or any of our subsidiaries. So long as the common equity of CenterPoint Energy is less than 30% of its capitalization, the SEC also reserved jurisdiction over the use of proceeds from authorized financings for the acquisition of additional energy-related or gas-related companies. Finally, the SEC reserved jurisdiction over the issuance of $500 million in incremental debt and preferred securities by us. The total authorized amount of debt and preferred securities that could be outstanding during the authorization period, including the amounts over which the SEC has reserved jurisdiction and undrawn amounts under our revolving credit facility is $3.256 billion. The foregoing and the following restrictions contained in the June 2005 Financing Order, along with other restrictions contained in that order, will cease to apply to us on the effective date of repeal of the 1935 Act.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The June 2005 Financing Order also requires that we maintain a ratio of common equity to total capitalization of 30%. At June 30, 2005, our ratio was 53%.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill was indicated based on our analysis as of January 1, 2005. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESSES

   RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER OUR COSTS.

      Our rates for our local distribution companies are regulated by certain municipalities and state commissions based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

   OUR BUSINESSES MUST COMPETE WITH ALTERNATIVE ENERGY SOURCES, WHICH COULD LEAD TO LESS NATURAL GAS BEING MARKETED, AND OUR PIPELINES AND GATHERING BUSINESSES MUST COMPETE DIRECTLY WITH OTHERS IN THE TRANSPORTATION, STORAGE, GATHERING, TREATING AND PROCESSING OF NATURAL GAS, WHICH COULD LEAD TO LOWER PRICES, EITHER OR WHICH COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

   OUR NATURAL GAS DISTRIBUTION BUSINESS IS SUBJECT TO FLUCTUATIONS IN NATURAL GAS PRICING LEVELS, WHICH COULD AFFECT THE ABILITY OF OUR SUPPLIERS AND CUSTOMERS TO MEET THEIR OBLIGATIONS.

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

   IF WE WERE TO FAIL TO EXTEND A CONTRACT WITH ONE OF OUR SIGNIFICANT PIPELINE CUSTOMERS, THERE COULD BE AN ADVERSE IMPACT ON OUR OPERATIONS.

      Our contract with Laclede Gas Company, one of our pipeline's customers, is currently scheduled to expire in 2007. To the extent the pipeline is unable to extend this contract or the contract is renegotiated at rates substantially less than the rates provided in the current contract, there could be an adverse effect on our results of operations, financial condition and cash flows.

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

      Our interstate pipelines and natural gas gathering and processing business largely rely on gas sourced in the various supply basins located in the Midcontinent region of the United States. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on our results of operations, financial condition and cash flows.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

      As of June 30, 2005, we had $2.3 billion of outstanding indebtedness. As of June 30, 2005, approximately $477 million principal amount of this debt must be paid through 2006. The success of our future financing efforts may depend, at least in part, on:

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

      -     provisions of relevant tax and securities laws; and

      - our ability to obtain approval of specific financing transactions under the 1935 Act prior to the effective date of the repeal of the 1935 Act.

      Our current credit ratings are discussed in "Management's Narrative Analysis of the Results of Operations -- Liquidity -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

   THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

      Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of June 30, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $1.3 billion principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. CenterPoint Energy and its other subsidiaries may not be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our credit ratings could be adversely affected.

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

      CenterPoint Energy received an order from the SEC under the 1935 Act on June 29, 2005 relating to its financing activities. Unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

      President Bush has signed legislation that repeals the 1935 Act effective in 2006. We cannot predict at this time the effect of the repeal on our business.

   OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      We currently have general liability and property insurance in place to cover certain of our facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles and do not include business interruption coverage. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms and the insurance proceeds received for any loss of or any damage to any of our facilities may not be sufficient to restore the loss or damage without negative impact on our results of operations, financial condition and cash flows.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                     REPORT OR                   SEC FILE OR
EXHIBIT                                                            REGISTRATION                 REGISTRATION     EXHIBIT
NUMBER                  DESCRIPTION                                  STATEMENT                     NUMBER       REFERENCE
-------   ----------------------------------------     -------------------------------------    ------------    ---------
 3.1.1    - Certificate of Incorporation of RERC       Form 10-K for the year ended December       1-13265       3(a)(1)
            Corp.                                      31, 1997

 3.1.2    - Certificate of Merger merging former       Form 10-K for the year ended December       1-13265       3(a)(2)
            NorAm Energy Corp. with and into HI        31, 1997
            Merger, Inc. dated August 6, 1997

 3.1.3    - Certificate of Amendment changing the      Form 10-K for the year ended December       1-13265       3(a)(3)
            name to Reliant Energy Resources Corp.     31, 1998

 3.1.4    - Certificate of Amendment changing the      Form 10-Q for the quarter ended             1-13265       3(a)(4)
            name to CenterPoint Energy Resources       June 30, 2003
            Corp.

  3.2     - Bylaws of RERC Corp.                       Form 10-K for the year ended December       1-13265         3(b)
                                                       31, 1997

  4.1     - $400,000,000 Credit Agreement, dated as    Form 8-K dated June 29, 2005                1-13265         4.1
            of June 30, 2005, among CERC Corp., as
            Borrower, and the Initial Lenders named
            therein, as Initial Lenders

 +31.1    - Rule 13a-14(a)/15d-14(a) Certification
            of David M. McClanahan

 +31.2    - Rule 13a-14(a)/15d-14(a) Certification
            of Gary L. Whitlock

 +32.1    - Section 1350 Certification of
            David M. McClanahan

                                                                   REPORT OR                   SEC FILE OR
EXHIBIT                                                           REGISTRATION                REGISTRATION     EXHIBIT
NUMBER                   DESCRIPTION                               STATEMENT                     NUMBER       REFERENCE
-------   ----------------------------------------   -------------------------------------    ------------    ---------
 +32.2    - Section 1350 Certification of Gary L.
            Whitlock

 +99.1    - Items incorporated by reference from the
            CERC Corp. Form 10-K.  Item 1 "Business
            -- Regulation" and " --  Environmental
            Matters," Item 3 "Legal Proceedings" and
            Item 7 "Management's Narrative Analysis
            of the Results of Operations -- Certain
            Factors Affecting Future Earnings" and
            Notes 2(e) (Regulatory Assets and
            Liabilities), 3 (Regulatory Matters), 5
            (Derivative Instruments), 9 (Commitments
            and Contingencies) and 12 (Reportable
            Business Segments).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CENTERPOINT ENERGY RESOURCES CORP.

                                             By: /s/ James S. Brian
                                                 -----------------------------
                                                     James S. Brian
                                          Senior Vice President and Chief
                                          Accounting Officer

Date: August 11, 2005

                                  EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                     REPORT OR                   SEC FILE OR
EXHIBIT                                                            REGISTRATION                 REGISTRATION     EXHIBIT
NUMBER                   DESCRIPTION                                 STATEMENT                     NUMBER       REFERENCE
-------   ------------------------------------------   -------------------------------------    ------------    ---------
 3.1.1    - Certificate of Incorporation of RERC       Form 10-K for the year ended December       1-13265       3(a)(1)
            Corp.                                      31, 1997

 3.1.2    - Certificate of Merger merging former       Form 10-K for the year ended December       1-13265       3(a)(2)
            NorAm Energy Corp. with and into HI        31, 1997
            Merger, Inc. dated August 6, 1997

 3.1.3    - Certificate of Amendment changing the      Form 10-K for the year ended December       1-13265       3(a)(3)
            name to Reliant Energy Resources Corp.     31, 1998

 3.1.4    - Certificate of Amendment changing the      Form 10-Q for the quarter ended             1-13265       3(a)(4)
            name to CenterPoint Energy Resources       June 30, 2003
            Corp.

  3.2     - Bylaws of RERC Corp.                       Form 10-K for the year ended December       1-13265         3(b)
                                                       31, 1997

  4.1     - $400,000,000 Credit Agreement, dated as    Form 8-K dated June 29, 2005                1-13265         4.1
            of June 30, 2005, among CERC Corp., as
            Borrower, and the Initial Lenders named
            therein, as Initial Lenders

 +31.1    - Rule 13a-14(a)/15d-14(a) Certification
            of David M. McClanahan

 +31.2    - Rule 13a-14(a)/15d-14(a) Certification
            of Gary L. Whitlock

 +32.1    - Section 1350 Certification of
            David M. McClanahan

                                                                     REPORT OR                   SEC FILE OR
EXHIBIT                                                            REGISTRATION                 REGISTRATION     EXHIBIT
NUMBER                   DESCRIPTION                                 STATEMENT                     NUMBER       REFERENCE
-------   ------------------------------------------   -------------------------------------    ------------    ---------
 +32.2    - Section 1350 Certification of Gary L.
            Whitlock

 +99.1    - Items incorporated by reference from the
            CERC Corp. Form 10-K.  Item 1 "Business
            -- Regulation" and " --  Environmental
            Matters," Item 3 "Legal Proceedings" and
            Item 7 "Management's Narrative Analysis
            of the Results of Operations -- Certain
            Factors Affecting Future Earnings" and
            Notes 2(e) (Regulatory Assets and
            Liabilities), 3 (Regulatory Matters), 5
            (Derivative Instruments), 9 (Commitments
            and Contingencies) and 12 (Reportable
            Business Segments).