Form 10-K/A
period 2004-12-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2005-08-29
CIK 1042773

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

         The aggregate market value of the common equity held by non-affiliates as of June 30, 2004: None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

PART IV

Item 15.     Exhibits and Financial Statement Schedules..................     1


                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Annual Report") is solely for the purpose of supplementing the Annual Report by filing the opinion of our independent registered public accounting firm regarding the financial statement schedule contained in Item 15 that was inadvertently omitted from our original filing. Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act, this Amendment No. 1 includes such opinion together with a consent of our independent registered public accounting firm (Exhibit 23), the complete text of Item 15, including the financial statement schedule listed in Item 15(a)(2), as well as relevant certifications (Exhibits 31.1 and 31.2). This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                           PAGE
(a)(1) Financial Statements*.
  Statements of Consolidated Income for the Three Years Ended December 31, 2004.............................26
  Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 2004...............27
  Consolidated Balance Sheets at December 31, 2004 and 2003.................................................28
  Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2004.........................29
  Statements of Consolidated Stockholder's Equity for the Three Years Ended December 31, 2004...............30
  Notes to Consolidated Financial Statements................................................................31
  Report of Independent Registered Public Accounting Firm...................................................51

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004.
  II --  Qualifying Valuation Accounts.......................................................................2

* Note that the page numbers referenced for the financial statements in (a)(1) above are the relevant page numbers of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 24, 2005.

    The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

    I, III, IV and V.

(a)(3) Exhibits.

    See Index of Exhibits beginning on page 4.

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                   COLUMN A                      COLUMN B        COLUMN C          COLUMN D  COLUMN E
----------------------------------------------  ----------       --------        ----------- --------
                                                                 ADDITIONS
                                                            --------------------              BALANCE
                                                BALANCE AT            CHARGED TO  DEDUCTIONS    AT
                                                BEGINNING    CHARGED     OTHER       FROM     END OF
                  DESCRIPTION                   OF PERIOD   TO INCOME ACCOUNTS(1) RESERVES(2) PERIOD
----------------------------------------------  ----------  --------- ----------  ----------  -------
                                                                    (IN THOUSANDS)
Year Ended December 31, 2004:
  Accumulated provisions:
     Uncollectible accounts receivable.......    $27,975    $ 26,017    $    --    $26,059   $27,933
     Deferred tax asset valuation allowance..     73,248     (67,428)    14,114         --    19,934
Year Ended December 31, 2003:
  Accumulated provisions:
     Uncollectible accounts receivable.......     19,568      23,713         --     15,306    27,975
     Deferred tax asset valuation allowance..     82,880      (9,632)        --         --    73,248
Year Ended December 31, 2002:
  Accumulated provisions:
     Uncollectible accounts receivable.......     33,047      15,391         --     28,870    19,568
     Deferred tax asset valuation allowance..     14,999      67,881         --         --    82,880

----------

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of August, 2005.


                                           CENTERPOINT ENERGY RESOURCES CORP.
                                                     (Registrant)

                                        By:        /s/ DAVID M. MCCLANAHAN
                                           -------------------------------------
                                                             David M. McClanahan
                                           President and Chief Executive Officer

                       CENTERPOINT ENERGY RESOURCES CORP.

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX OF EXHIBITS


    Exhibits filed herewith are designated by a cross (+); exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 24, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION    EXHIBIT
NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   -------------------------------------   --------------------------------   ------------   ---------
2(a)(1)   --   Agreement and Plan of Merger       HI's Form 8-K dated August 11,         1-7629        2
                 among the Company, HL&P, HI      1996
                 Merger, Inc. and NorAm dated
                 August 11, 1996
2(a)(2)   --   Amendment to Agreement and Plan    Registration Statement on Form      333-11329      2(c)
                 of Merger among the Company,     S-4
                 HL&P, HI Merger, Inc. and
                 NorAm dated August 11,1996
2(b)      --   Agreement and Plan of Merger       Registration Statement on Form      333-54526        2
                 dated December 29, 2000          S-3
                 merging Reliant Resources
                 Merger Sub, Inc. with and into
                 Reliant Energy Services, Inc.
3(a)(1)   --   Certificate of Incorporation of    Form 10-K for the year ended           1-3187     3(a)(1)
                 RERC Corp.                       December 31, 1997
3(a)(2)   --   Certificate of Merger merging      Form 10-K for the year ended           1-3187     3(a)(2)
                 former NorAm Energy Corp. with   December 31, 1997
                 and into HI Merger, Inc. dated
                 August 6, 1997
3(a)(3)   --   Certificate of Amendment           Form 10-K for the year ended           1-3187     3(a)(3)
                 changing the name to Reliant     December 31, 1998
                 Energy Resources Corp.
3(a)(4)   --   Certificate of Amendment           Form 10-Q for the quarter ended       1-13265     3(a)(4)
                 changing the name to             June 30, 2003
                 CenterPoint Energy Resources
                 Corp.
3(b)      --   Bylaws of RERC Corp.               Form 10-K for the year ended           1-3187      3(b)
                                                  December 31, 1997
4(a)(1)   --   Indenture, dated as of December    NorAm's Form 10-K for the year        1-13265      4.14
                 1, 1986, between NorAm and       ended December 31, 1986
                 Citibank, N.A., as Trustee
4(a)(2)   --   First Supplemental Indenture to    Form 10-K for the year ended           1-3187     4(a)(2)
                 Exhibit 4(a)(1) dated as of      December 31, 1997
                 September 30, 1988
4(a)(3)   --   Second Supplemental Indenture to   Form 10-K for the year ended           1-3187     4(a)(3)
                 Exhibit 4(a)(1) dated as of      December 31, 1997
                 November 15, 1989
4(a)(4)   --   Third Supplemental Indenture to    Form 10-K for the year ended           1-3187     4(a)(4)
                 Exhibit 4(a)(1) dated as of      December 31, 1997
                 August 6, 1997
4(b)(1)   --   Indenture, dated as of March 31,   NorAm's Registration Statement       33-14586      4.20
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

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION    EXHIBIT
NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   -------------------------------------   --------------------------------   ------------   ---------
4(c)(1)   --   Form of Indenture between NorAm    NorAm's Registration Statement       33-64001       4.8
                 and The Bank of New York as      on Form S-3
                 Trustee
4(c)(2)   --   Form of First Supplemental         NorAm's Form 8-K dated June 10,       1-13265      4.01
                 Indenture to Exhibit 4(c)(1)     1996
4(c)(3)   --   Second Supplemental Indenture to   Form 10-K for the year ended           1-3187     4(d)(3)
                 Exhibit 4(c)(1) dated as of      December 31, 1997
                 August 6, 1997
4(d)      --   Indenture, dated as of December    Registration Statement on Form      333-41017       4.1
                 1, 1997, between RERC Corp.      S-3
                 and Chase Bank of Texas,
                 National Association
4(e)(1)   --   Indenture, dated as of February    Form 8-K dated February 5, 1998       1-13265       4.1
                 1, 1998, between RERC Corp.
                 and Chase Bank of Texas,
                 National Association, as
                 Trustee
4(e)(2)   --   Supplemental Indenture No. 1,      Form 8-K dated February 5, 1998       1-13265       4.2
                 dated as of February 1, 1998,
                 providing for the issuance of
                 RERC Corp.'s 6 1/2% Debentures
                 due February 1, 2008
4(e)(3)   --   Supplemental Indenture No. 2,      Form 8-K dated November 9, 1998       1-13265       4.1
                 dated as of November 1, 1998,
                 providing for the issuance of
                 RERC Corp.'s 6 3/8% Term
                 Enhanced ReMarketable
                 Securities
4(e)(4)   --   Supplemental Indenture No. 3,      Registration Statement on Form      333-49162       4.2
                 dated as of July 1, 2000,        S-4
                 providing for the issuance of
                 RERC Corp.'s 8.125% Notes due
                 2005
4(e)(5)   --   Supplemental Indenture No. 4,      Form 8-K dated February 21, 2001      1-13265       4.1
                 dated as of February 15, 2001,
                 providing for the issuance of
                 RERC Corp.'s 7.75% Notes due
                 2011
4(e)(6)   --   Supplemental Indenture No. 5,      Form 8-K dated March 18, 2003         1-13265       4.1
                 dated as of March 25, 2003,
                 providing for the issuance of
                 CERC Corp.'s 7.875% Senior
                 Notes due 2013
4(e)(7)   --   Supplemental Indenture No. 6,      Form 8-K dated April 7, 2003          1-13265       4.2
                 dated as of April 14, 2003,
                 providing for the issuance of
                 CERC Corp.'s 7.875% Senior
                 Notes due 2013
4(e)(8)   --   Supplemental Indenture No. 7,      Form 8-K dated October 29, 2003       1-13265       4.2
                 dated as of November 3, 2003,
                 providing for the issuance of
                 CERC Corp.'s 5.95% Senior
                 Notes due 2014
4(f)      --   $250,000,000 Credit Agreement,     Form 8-K dated March 31, 2004         1-13265       4.1
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

                                                                                       SEC FILE
                                                                                          OR
EXHIBIT                                                                              REGISTRATION    EXHIBIT
NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
-------   -------------------------------------   --------------------------------   ------------   ---------
10(a)     --   Service Agreement by and between   NorAm's Form 10-K for the year        1-13265      10.20
                 Mississippi River Transmission   ended December 31, 1989
                 Corporation and Laclede Gas
                 Company dated August 22, 1989
++12      --   Computation of Ratios of
                 Earnings to Fixed Charges
+23       --   Report and Consent of Deloitte &
                 Touche LLP
+31.1     --   Rule 13a-14(a)/15d-14(a)
                 Certification of David M.
                 McClanahan
+31.2     --   Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L.
                 Whitlock
++32.1    --   Section 1350 Certification of
                 David M. McClanahan
++32.2    --   Section 1350 Certification of
                 Gary L. Whitlock