Form 10-Q
period 2005-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2005-11-10
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

                                   ----------

                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     76-0511406
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       1111 LOUISIANA                                     (713) 207-1111
    HOUSTON, TEXAS 77002                         (Registrant's telephone number,
  (Address and zip code of                             including area code)
principal executive offices)

CENTERPOINT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of November 1, 2005, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements.......................................................    1
              Statements of Consolidated Operations
                 Three Months and Nine Months Ended September 30, 2004 and 2005 (unaudited)...    1
              Consolidated Balance Sheets
                 December 31, 2004 and September 30, 2005 (unaudited).........................    2
              Statements of Consolidated Cash Flows
                 Nine Months Ended September 30, 2004 and 2005 (unaudited)....................    4
              Notes to Unaudited Consolidated Financial Statements............................    5
           Item 2. Management's Narrative Analysis of the Results of Operations...............   16
           Item 4. Controls and Procedures....................................................   25

PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings..........................................................   26
           Item 5. Other Information..........................................................   26
           Item 6. Exhibits...................................................................   29

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     - other factors we discuss in "Risk Factors" in Item 5 of Part II of this report beginning on page 26.

     Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------   -----------------
                                              2004     2005       2004     2005
                                             ------   ------     ------   ------
REVENUES ...............................     $1,219   $1,732     $4,739   $5,663
                                             ------   ------     ------   ------
EXPENSES:
   Natural gas .........................        928    1,422      3,701    4,563
   Operation and maintenance ...........        184      188        536      532
   Depreciation and amortization .......         47       50        139      149
   Taxes other than income taxes .......         28       32        107      108
                                             ------   ------     ------   ------
      Total ............................      1,187    1,692      4,483    5,352
                                             ------   ------     ------   ------
OPERATING INCOME .......................         32       40        256      311
                                             ------   ------     ------   ------

OTHER INCOME (EXPENSE):
   Interest and other finance charges ..        (45)     (39)      (134)    (136)
   Other, net ..........................          4        6         10       18
                                             ------   ------     ------   ------
      Total ............................        (41)     (33)      (124)    (118)
                                             ------   ------     ------   ------

INCOME (LOSS) BEFORE INCOME TAXES ......         (9)       7        132      193
   Income Tax (Expense) Benefit ........          7       (3)       (49)     (66)
                                             ------   ------     ------   ------
NET INCOME (LOSS) ......................     $   (2)  $    4     $   83   $  127
                                             ======   ======     ======   ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      2004            2005
                                                                  ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ..................................      $  141         $  107
   Accounts and notes receivable, net .........................         613            587
   Accrued unbilled revenue ...................................         502            189
   Accounts and notes receivable - affiliated companies, net ..          12             --
   Materials and supplies .....................................          25             32
   Natural gas inventory ......................................         174            310
   Non-trading derivative assets ..............................          50            195
   Taxes receivable ...........................................         155              1
   Deferred tax asset .........................................          12              2
   Prepaid expenses ...........................................           9             10
   Other ......................................................          92            233
                                                                     ------         ------
      Total current assets ....................................       1,785          1,666
                                                                     ------         ------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ..............................       4,296          4,508
   Less accumulated depreciation ..............................        (462)          (524)
                                                                     ------         ------
      Property, plant and equipment, net ......................       3,834          3,984
                                                                     ------         ------
OTHER ASSETS:
   Goodwill, net ..............................................       1,741          1,744
   Other intangibles, net .....................................          20             19
   Non-trading derivative assets ..............................          18            108
   Accounts and notes receivable - affiliated companies, net ..          18             16
   Other ......................................................         117            138
                                                                     ------         ------
      Total other assets ......................................       1,914          2,025
                                                                     ------         ------
TOTAL ASSETS ..................................................      $7,533         $7,675
                                                                     ======         ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   2004            2005
                                                               ------------   -------------
CURRENT LIABILITIES:
   Current portion of long-term debt .......................      $  367          $    6
   Accounts payable ........................................         799             784
   Accounts and notes payable - affiliated companies, net ..          --              13
   Taxes accrued ...........................................          78              63
   Interest accrued ........................................          58              46
   Customer deposits .......................................          60              60
   Non-trading derivative liabilities ......................          26              89
   Accumulated deferred income taxes, net ..................          --               2
   Other ...................................................         273             559
                                                                  ------          ------
      Total current liabilities ............................       1,661           1,622
                                                                  ------          ------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ..................         641             637
   Non-trading derivative liabilities ......................           6              14
   Benefit obligations .....................................         128             129
   Other ...................................................         557             659
                                                                  ------          ------
      Total other liabilities ..............................       1,332           1,439
                                                                  ------          ------

LONG-TERM DEBT .............................................       2,001           1,986
                                                                  ------          ------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
   Common stock ............................................          --              --
   Paid-in capital .........................................       2,232           2,292
   Retained earnings .......................................         305             332
   Accumulated other comprehensive income ..................           2               4
                                                                  ------          ------
      Total stockholder's equity ...........................       2,539           2,628
                                                                  ------          ------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..............      $7,533          $7,675
                                                                  ======          ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                        2004    2005
                                                                                       -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................            $  83   $ 127
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .......................................              139     149
      Amortization of deferred financing costs ............................                7       6
      Deferred income taxes ...............................................                9      (2)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ...................              343     339
         Accounts receivable/payable, affiliates ..........................              (23)    (10)
         Inventory ........................................................              (81)   (134)
         Taxes receivable .................................................               21     214
         Accounts payable .................................................             (144)     --
         Fuel cost recovery ...............................................               43     (69)
         Interest and taxes accrued .......................................               (3)    (26)
         Net non-trading derivative assets and liabilities ................              (18)      6
         Margin deposits, net .............................................               15      78
         Short-term risk management activities, net .......................                1     (19)
         Other current assets .............................................              (23)    (41)
         Other current liabilities ........................................               (4)     65
         Other assets .....................................................               (6)      6
         Other liabilities ................................................               (8)     --
      Other, net ..........................................................               (3)     (2)
                                                                                       -----   -----
         Net cash provided by operating activities ........................              348     687
                                                                                       -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................             (170)   (280)
   Decrease (increase) in notes receivable from affiliates ................              (83)     38
   Other, net .............................................................               (4)     (5)
                                                                                       -----   -----
         Net cash used in investing activities ............................             (257)   (247)
                                                                                       -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net .................................              (63)     --
   Payments of long-term debt .............................................               --    (372)
   Decrease in notes payable with affiliates ..............................              (32)     (1)
   Debt issuance costs ....................................................               (2)     (1)
   Dividend to parent .....................................................              (12)   (100)
                                                                                       -----   -----
         Net cash used in financing activities ............................             (109)   (474)
                                                                                       -----   -----
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................              (18)    (34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................               34     141
                                                                                       -----   -----
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................            $  16   $ 107
                                                                                       =====   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ...............................................................            $ 137   $ 142
   Income taxes ...........................................................               73      91

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

     Background. The Company's operating subsidiaries own and operate natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. The Company's operations of its local distribution companies are conducted through two unincorporated divisions:
Minnesota Gas and Southern Gas Operations, which includes Houston Gas. Through wholly owned subsidiaries, the Company owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed-price physical natural gas supplies to commercial and industrial customers and natural gas distributors.

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act). Under that legislation, the 1935 Act is repealed effective February 8, 2006. After the effective date of the repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

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

     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.

(3)  REGULATORY MATTERS

(a)  Rate Cases.

     In November 2004, Southern Gas Operations filed an application for a $28 million base rate increase, as adjusted, with the Arkansas Public Service Commission (APSC). In September 2005, the APSC ordered an $11 million rate reduction, including a $10 million reduction relating to depreciation rates, which went into effect on September 25, 2005.

     In April 2005, the Railroad Commission of Texas (Railroad Commission) approved a settlement that increased Southern Gas Operations' base rate and service revenues by a combined $2 million in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June and August 2005, Southern Gas Operations filed requests to implement these rates within the incorporated cities located in its Beaumont/East Texas and South Texas Divisions. If these rates are approved in all jurisdictions as requested, Southern Gas Operations' base rate and service revenues are expected to increase by an additional $16 million annually.

     In June 2005, the Minnesota Public Utilities Commission (MPUC) approved a settlement which increases Minnesota Gas' base rates by approximately $9 million annually. An interim rate increase of $17 million had been implemented in October 2004. Substantially all of the excess amounts collected in interim rates over those approved in the final settlement were refunded to customers in the third quarter.

     On November 2, 2005, Minnesota Gas filed a request with the MPUC to increase annual rates by $41 million. It has requested that an interim rate increase of $35 million be implemented January 1, 2006. Any difference between the interim rates collected and the final rates would be subject to refund to customers. A decision by the MPUC is expected in the third quarter of 2006.

(b)  City of Tyler, Texas Dispute.

     In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. On May 25, 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. On August 10, 2005, the City of Tyler appealed this order to the Court of Appeals.

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

     The settlement included two remedies: a payment of a $270,000 civil penalty and the execution of a compliance plan, applicable to both CEGT and CenterPoint Energy-Mississippi River Transmission Corporation (MRT). The compliance plan consists of a detailed set of Implementation Procedures that will facilitate compliance with FERC's Order No. 2004, the Standards of Conduct, which regulate behavior between regulated entities and their affiliates. The Company does not believe the compliance plan will have any material effect on CEGT's or MRT's ability to conduct their business.

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

     Cash Flow Hedges. During the nine months ended September 30, 2004 and 2005, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Statements of Consolidated Operations under the caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of September 30, 2005, the Company expects $(0.4) million in accumulated other comprehensive loss to be reclassified into net income during the next twelve months.

     Other Derivative Financial Instruments. The Company also has natural gas contracts that are derivatives which are not hedged and are accounted for on a mark-to-market basis with changes in fair value reported through earnings. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company measures and values all of its volumetric imbalances on a real-time basis to minimize its exposure to commodity price and volume risk. The Company does not engage in proprietary or speculative commodity trading. Unhedged positions are accounted for by adjusting the carrying amount of the contracts to market and recognizing any gain or loss in operating income, net. During the nine months ended September 30, 2004 and 2005, the Company recognized net gains (losses) related to unhedged positions amounting to $(4) million and $14 million, respectively. As of December 31, 2004, the Company had recorded short-term risk management assets and liabilities of $4 million and $5 million, respectively, included in other current assets and other current liabilities, respectively. As of September 30, 2005, the Company had recorded short-term risk management assets and liabilities of $55 million and $37 million, respectively, included in other current assets and other current liabilities, respectively.

     A portion of CenterPoint Energy Services, Inc.'s (CES) activities include entering into transactions for the physical purchase, transportation and sale of natural gas at different locations (physical contracts). CES attempts to mitigate basis risk associated with these activities by entering into financial derivative contracts (financial contracts or financial basis swaps) to address market price volatility between the purchase and sale delivery points that can occur over the term of the physical contracts. The underlying physical contracts are accounted for on an accrual basis with all associated earnings not recognized until the time of actual physical delivery. The timing of the earnings impacts for the financial contracts differs from the physical contracts because the financial contracts meet the definition of a derivative under SFAS No. 133, "Accounting for Derivative Instruments" (SFAS No. 133), and are recorded at fair value as of each reporting balance sheet date with changes in value reported through earnings. Changes in prices between the delivery points (basis spreads) can and do vary daily resulting in changes to the fair value of the financial contracts. However, the economic intent of the financial contracts is to fix the actual net difference in the natural gas pricing at the different locations for the associated physical purchase and sale contracts throughout the life of the physical contracts and thus, when combined with the physical contracts' terms, provide an expected fixed gross margin on the physical contracts that will ultimately be recognized in earnings at the time of actual delivery of the natural gas. As of September 30, 2005, the mark-to-market value of the financial contracts described above reflected an unrealized loss of $3.6 million; however, the underlying expected fixed gross margin associated with delivery under the physical contracts combined with the price risk management provided through the financial contracts is $2.3 million. As described above, over the term of these financial contracts, the quarterly reported mark-to-market changes in value may vary significantly and the associated unrealized gains and losses will be reflected in CES' earnings.

     CES also sells physical gas and basis to its end-use customers who desire to lock in a future spread between a specific location and Henry Hub (NYMEX). As a result, CES incurs exposure to commodity basis risk related to these transactions, which it attempts to mitigate by buying offsetting financial basis swaps. Under SFAS No. 133, CES records at fair value and marks-to-market the financial basis swaps as of each reporting balance sheet date with changes in value reported through earnings. However, the associated physical sales contracts are accounted for using the accrual basis, whereby earnings impacts are not recognized until the time of actual physical delivery. Although the timing of earnings recognition for the financial basis swaps differs from the physical contracts, the economic intent of the financial basis swaps is to fix the basis spread over the life of the physical contracts to an amount substantially the same as the portion of the basis spread pricing included in the physical contracts. In so doing, over the period that the financial basis swaps and related physical contracts are outstanding, actual cumulative earnings impacts for changes in the basis spread should be minimal, even though from a timing perspective there could be fluctuations in unrealized gains or losses associated with the changes in fair value recorded for the financial basis swaps. The cumulative earnings impact from the financial basis swaps recognized each reporting period is expected to be offset by the value realized when the related physical sales occur. As of September 30, 2005, the mark-to-market value of the financial basis swaps reflected an unrealized loss of $4.8 million.

(5)  GOODWILL AND INTANGIBLES

     Goodwill by reportable business segment is as follows (in millions):

                              DECEMBER 31, 2004    SEPTEMBER 30,
                                     2004              2005
                              -----------------   --------------
Natural Gas Distribution ..         $1,085            $1,085
Pipelines and Gathering ...            601               604
Other Operations ..........             55                55
                                    ------            ------
   Total ..................         $1,741            $1,744
                                    ======            ======

     The Company performs its goodwill impairment test at least annually and evaluates goodwill when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company initially selected January 1 as its annual goodwill impairment testing date. Since the time the Company selected the January 1 date, the Company's year-end closing and reporting process has been truncated in order to meet the accelerated reporting requirements of the SEC, resulting in significant constraints on the Company's human resources at year-end and during its first fiscal quarter. Accordingly, in order to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in the third quarter of 2005, the Company changed the date on which it performs its annual goodwill impairment test from January 1 to July 1. The Company believes the July 1 alternative date will alleviate the resource constraints that exist during the first quarter and allow it to utilize additional resources in conducting the annual impairment evaluation of goodwill. The Company performed the test at July 1, 2005, and determined that no impairment charge for goodwill was required. The change is not intended to delay, accelerate or avoid an impairment charge. The Company believes that this accounting change is an alternative accounting principle that is preferable under the circumstances.

     The components of the Company's other intangible assets consist of the following:

                                                      DECEMBER 31, 2004         SEPTEMBER 30, 2005
                                                   -----------------------   -----------------------
                                                   CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                                    AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                                   --------   ------------   --------   ------------
                                                                     (IN MILLIONS)
Land use rights.................................      $ 7         $(3)          $ 7         $ (3)
Other...........................................       21          (5)           22           (7)
                                                      ---         ---           ---         ----
Total...........................................      $28         $(8)          $29         $(10)
                                                      ===         ===           ===         ====

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of September 30, 2005. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 47 to 75 years for land use rights and 4 to 25 years for other intangibles.

     Amortization expense for other intangibles for both the three months ended September 30, 2004 and 2005 was $0.4 million. Amortization expense for other intangibles for the nine months ended September 30, 2004 and 2005 was $1.3 million and $1.4 million, respectively. Estimated amortization expense for the remainder of 2005 is approximately $0.5 million and is approximately $2 million per year for each of the five succeeding fiscal years.

(6)  LONG-TERM DEBT AND RECEIVABLES FACILITY

(a)  Long-Term Debt.

     Credit Facilities. In June 2005, the Company replaced its $250 million three-year revolving credit facility with a $400 million five-year revolving credit facility. The new credit facility terminates on June 30, 2010. Borrowings under this facility may be made at the London interbank offered rate (LIBOR) plus 55 basis points, including the facility fee, based on current credit ratings. An additional utilization fee of 10 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of September 30, 2005, such credit facility was not utilized.

     Junior Subordinated Debentures (Trust Preferred Securities). In June 1996, a Delaware statutory business trust created by CERC Corp. (CERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. CERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by CERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. CERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guarantee by CERC Corp. of CERC Trust's obligations with respect to the convertible preferred securities. The convertible junior subordinated debentures represented CERC Trust's sole asset and its entire operations. The amount of outstanding junior subordinated debentures was included in long-term debt as of December 31, 2004. On July 1, 2005, the remaining $0.3 million of convertible preferred securities and the $6 million of related convertible junior subordinated debentures were called for redemption on August 1, 2005. Most of the convertible preferred securities were converted prior to the redemption date and the remaining securities were redeemed.

(b)  Receivables Facility.

     In January 2005, the Company's $250 million receivables facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million to provide additional liquidity to the Company during the peak heating season of 2005. As of September 30, 2005, the Company had $141 million of advances under its receivables facility.

     Advances under the receivables facility averaged $173 million for the nine months ended September 30, 2005. Sales of receivables were approximately $447 million and $480 million for the three months ended September 30, 2004 and 2005, respectively, and $1.7 billion and $1.4 billion for the nine months ended September 30, 2004 and 2005, respectively.

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                                FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                --------------------   -------------------
                                                                     2004   2005           2004   2005
                                                                     ----   ----           ----   ----
                                                                               (IN MILLIONS)
Net income (loss) ...........................................        $(2)   $ 4            $ 83   $127
                                                                     ---    ---            ----   ----
Other comprehensive income (loss):
   Net deferred gain from cash flow hedges ..................         17      1              34     11
   Reclassification of deferred gain from cash flow hedges
      realized in net income ................................         (6)    (7)            (14)    (9)
                                                                     ---    ---            ----   ----
Other comprehensive income (loss) ...........................         11     (6)             20      2
                                                                     ---    ---            ----   ----

Comprehensive income (loss) .................................        $ 9    $(2)           $103   $129
                                                                     ===    ===            ====   ====

     The following table summarizes the components of accumulated other comprehensive income:

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2004           2005
                                             ------------   -------------
                                                     (IN MILLIONS)
Net deferred gain from cash flow hedges...       $2              $4
                                                 ==              ==

(8)  RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                            DECEMBER 31,   SEPTEMBER 30,
                                                                                2004            2005
                                                                            ------------   -------------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates......................................       $  4           $ 11
Accounts payable to affiliates...........................................        (34)           (28)
Notes receivable from affiliates(1)......................................         42              4
                                                                                ----           ----
   Accounts and notes receivable/(payable) -- affiliated companies, net..       $ 12           $(13)
                                                                                ====           ====

Long-term accounts receivable from affiliates............................       $ 64           $ 64
Long-term accounts payable to affiliates.................................        (45)           (48)
Long-term notes payable to affiliates....................................         (1)            --
                                                                                ----           ----
   Long-term accounts and notes receivable -- affiliated companies, net..       $ 18           $ 16
                                                                                ====           ====

----------
(1)  Represents money pool investments.

     For the three months ended September 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $2.9 million and $0.9 million, respectively. For the nine months ended September 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $7.0 million and $3.5 million, respectively.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

     For the three and nine months ended September 30, 2004, the sales and services provided by the Company to Texas Genco Holdings, Inc. (Texas Genco), a former subsidiary of CenterPoint Energy, totaled $3 million and $20 million, respectively. For the three and nine months ended September 30, 2005, the Company provided no sales or services to CenterPoint Energy or its subsidiaries.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $29 million and $33 million for the three months ended September 30, 2004 and 2005, respectively, and $84 million and $93 million for the nine months ended September 30, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

     Pursuant to the tax sharing agreement with CenterPoint Energy, the Company received an allocation of CenterPoint Energy's tax benefits totaling $5 million and $60 million for the three and nine months ended September 30, 2005, respectively, which was recorded as an increase to additional paid-in capital.

     In the second quarter of 2005, the Company paid a dividend of $100 million to Utility Holding, LLC, the Company's parent.

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

     Pipeline Safety Compliance. In 2005, the Company received an order from the Minnesota Office of Pipeline Safety to remove certain components from a portion of its distribution system by December 2, 2005. Those components were installed by a predecessor company and are not in compliance with current state and federal codes. The Company estimates the amount of expenditures to locate and replace such components to be approximately $38 million. The Company is seeking to recover the capitalized expenditures, together with a return on those amounts through rates.

     Minnesota Cold Weather Rule. In December 2004, the MPUC opened an investigation to determine whether the Company's practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. The Minnesota Office of the Attorney General (OAG) issued its report alleging the Company has violated the CWR and recommended a $5 million penalty. The Company filed its reply comments in July 2005. The Company and the OAG have reached agreement on procedures to be followed for the current Cold Weather Period beginning October 15, 2005. In addition, in June 2005, the Company was named in a suit filed on behalf of a purported class of customers who allege that the Company's conduct under the CWR was in violation of the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act and was negligent and fraudulent. The Company believes that it has not knowingly and intentionally violated the CWR and intends to vigorously contest the lawsuit. The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

     At September 30, 2005, the Company had accrued $18 million for remediation of certain Minnesota sites. At September 30, 2005, the estimated range of possible remediation costs for these sites was $7 million to $42 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2005, the Company has collected a total of $13 million from insurance companies and its environmental tracker to be used for future environmental remediation.

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

     The following tables summarize financial data for the Company's reportable business segments:

                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                              ---------------------------------------------
                               REVENUES FROM        NET
                                  EXTERNAL     INTERSEGMENT     OPERATING
                                 CUSTOMERS       REVENUES     INCOME (LOSS)
                               -------------   ------------   -------------
                                              (IN MILLIONS)
Natural Gas Distribution ..        $1,146          $  3           $ (2)
Pipelines and Gathering ...            73            35             35
Other Operations ..........            --             1             (1)
Eliminations ..............            --           (39)            --
                                   ------          ----           ----
Consolidated ..............        $1,219          $ --           $ 32
                                   ======          ====           ====

                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                              ---------------------------------------------
                               REVENUES FROM        NET
                                  EXTERNAL     INTERSEGMENT     OPERATING
                                 CUSTOMERS       REVENUES     INCOME (LOSS)
                               -------------   ------------   -------------
                                              (IN MILLIONS)
Natural Gas Distribution ..        $1,651          $ --           $(12)
Pipelines and Gathering ...            81            35             52
Other Operations ..........            --             2             --
Eliminations ..............            --           (37)            --
                                   ------          ----           ----
Consolidated ..............        $1,732          $ --           $ 40
                                   ======          ====           ====

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       --------------------------------------------------------------
                                       REVENUES FROM        NET                       TOTAL ASSETS AS
                                          EXTERNAL     INTERSEGMENT     OPERATING     OF DECEMBER 31,
                                         CUSTOMERS       REVENUES     INCOME (LOSS)         2004
                                       -------------   ------------   -------------   ---------------
                                                                (IN MILLIONS)
Natural Gas Distribution............       $4,522         $   3           $137            $4,798
Pipelines and Gathering.............          217           107            123             2,637
Other Operations....................           --             6             (4)              792
Eliminations........................           --          (116)            --              (694)
                                           ------         -----           ----            ------
Consolidated........................       $4,739         $  --           $256            $7,533
                                           ======         =====           ====            ======

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                       --------------------------------------------------------------
                                       REVENUES FROM        NET                       TOTAL ASSETS AS
                                          EXTERNAL     INTERSEGMENT     OPERATING     OF SEPTEMBER 30,
                                         CUSTOMERS       REVENUES     INCOME (LOSS)         2005
                                       -------------   ------------   -------------   ---------------
                                                                (IN MILLIONS)
Natural Gas Distribution............       $5,408         $   3           $ 146           $ 5,338
Pipelines and Gathering.............          252           110             168             2,925
Other Operations....................            3             5              (3)              603
Eliminations........................           --          (118)             --            (1,191)
                                           ------         -----           -----           -------
Consolidated........................       $5,663         $  --           $ 311           $ 7,675
                                           ======         =====           =====           =======

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       ------------------   -----------------
                                           2004   2005         2004   2005
                                           ----   ----         ----   ----
                                                     (IN MILLIONS)
Service cost........................        $--    $--         $ 1    $ 1
Interest cost.......................          3      2           8      6
Expected return on plan assets......         --     --          (1)    (1)
Net amortization....................         --     --           1      1
Other  .............................         --      1           1      1
                                            ---    ---         ---    ---
   Net periodic cost................        $ 3    $ 3         $10    $ 8
                                            ===    ===         ===    ===

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $16 million to its postretirement benefits plan in 2005. As of September 30, 2005, $8 million has been contributed.

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

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2005. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 (CERC Corp. Form 10-K).

REPEAL OF THE PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act). Under that legislation, the 1935 Act is repealed effective February 8, 2006. After the effective date of repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by, among other things, seasonal fluctuations in the demand for natural gas and price movements of energy commodities, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report beginning on page 26 and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which is incorporated herein by reference.

     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------   -------------------------------
                                                  2004     2005                     2004     2005
                                                 ------   ------                   ------   ------
                                                                   (IN MILLIONS)
Revenues.............................            $1,219   $1,732                   $4,739   $5,663
                                                 ------   ------                   ------   ------
Expenses:
   Natural gas.......................               928    1,422                    3,701    4,563
   Operation and maintenance.........               184      188                      536      532
   Depreciation and amortization.....                47       50                      139      149
   Taxes other than income taxes.....                28       32                      107      108
                                                 ------   ------                   ------   ------
      Total Expenses.................             1,187    1,692                    4,483    5,352
                                                 ------   ------                   ------   ------
Operating Income.....................                32       40                      256      311
Interest and Other Finance Charges...               (45)     (39)                    (134)    (136)
Other Income, net....................                 4        6                       10       18
                                                 ------   ------                   ------   ------
Income (Loss) Before Income Taxes....                (9)       7                      132      193
Income Tax (Expense) Benefit.........                 7       (3)                     (49)     (66)
                                                 ------   ------                   ------   ------
Net Income (Loss)....................            $   (2)  $    4                   $   83   $  127
                                                 ======   ======                   ======   ======

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     We reported net income of $4 million for the three months ended September 30, 2005 as compared to a net loss of $2 million for the same period in 2004. The increase in net income of $6 million was primarily due to increased operating income of $17 million in our Pipelines and Gathering business segment offset by an increase in the operating loss in our Natural Gas Distribution business segment of $10 million.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     We reported net income of $127 million for the nine months ended September 30, 2005 as compared to $83 million for the same period in 2004. The increase in net income of $44 million was primarily due to increased operating income of $45 million in our Pipelines and Gathering business segment and increased operating income of $9 million in our Natural Gas Distribution business segment. This increase was partially offset by increased income tax expense of $17 million due to higher pre-tax income, which was reduced by a favorable tax audit adjustment recorded in the second quarter of 2005.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following tables present operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three and nine months ended September 30, 2004 and 2005. For information regarding factors that may affect the future results of operations of our business segments, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 5 of Part II of this report beginning on page 26.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2004 and 2005:

                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                     2004         2005                  2004         2005
                                                  ----------   ----------            ----------   ----------
                                                              (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues ..................................       $    1,149   $    1,651            $    4,525   $    5,411
                                                  ----------   ----------            ----------   ----------
Expenses:
   Natural gas ............................              959        1,456                 3,776        4,644
   Operation and maintenance ..............              133          141                   416          414
   Depreciation and amortization ..........               36           39                   106          116
   Taxes other than income taxes ..........               23           27                    90           91
                                                  ----------   ----------            ----------   ----------
      Total expenses ......................            1,151        1,663                 4,388        5,265
                                                  ----------   ----------            ----------   ----------
Operating Income (Loss)....................       $       (2)  $      (12)           $      137   $      146
                                                  ==========   ==========            ==========   ==========

Throughput (in billion cubic feet (Bcf)):
   Residential ............................               15            9                   121          107
   Commercial and industrial ..............               39           38                   171          158
   Non-rate regulated .....................              113          160                   419          491
   Elimination (1) ........................              (32)         (26)                 (105)        (104)
                                                  ----------   ----------            ----------   ----------
      Total Throughput ....................              135          181                   606          652
                                                  ==========   ==========            ==========   ==========

Average number of customers:
   Residential ............................        2,777,212    2,820,629             2,791,722    2,835,306
   Commercial and industrial ..............          242,111      244,249               245,895      246,370
   Non-rate regulated .....................            6,249        6,515                 6,234        6,520
                                                  ----------   ----------            ----------   ----------
      Total ...............................        3,025,572    3,071,393             3,043,851    3,088,196
                                                  ==========   ==========            ==========   ==========

----------
(1)  Elimination of intrasegment sales.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Our Natural Gas Distribution business segment reported an operating loss of $12 million for the three months ended September 30, 2005 as compared to an operating loss of $2 million for the same period in 2004. Increases in operating income from rate increases ($3 million) and increased margins from our non-rate regulated natural gas sales business ($11 million) were more than offset by the impact of certain derivative transactions as discussed below ($8 million), increases in operation and maintenance expenses ($8 million) primarily related to higher bad debt expense ($5 million), increased depreciation expense primarily due to higher plant balances ($3 million) and higher taxes other than income taxes ($4 million).

     A portion of CenterPoint Energy Services, Inc.'s (CES) activities include entering into transactions for the physical purchase, transportation and sale of natural gas at different locations (physical contracts). CES attempts to mitigate basis risk associated with these activities by entering into financial derivative contracts (financial contracts or financial basis swaps) to address market price volatility between the purchase and sale delivery points that can occur over the term of the physical contracts. The underlying physical contracts are accounted for on an accrual basis with all associated earnings not recognized until the time of actual physical delivery. The timing of the earnings impacts for the financial contracts differs from the physical contracts because the financial contracts meet the definition of a derivative under SFAS No. 133, "Accounting for Derivative Instruments" (SFAS No. 133), and are recorded at fair value as of each reporting balance sheet date with changes in value reported through earnings. Changes in prices between the delivery points (basis spreads) can and do vary daily resulting in changes to the fair value of the financial contracts. However, the economic intent of the financial contracts is to fix the actual net difference in the natural gas pricing at the different locations for the associated physical purchase and sale contracts throughout the life of the physical contracts and thus, when combined with the physical contracts' terms, provide an expected fixed gross margin on the physical contracts that will ultimately be recognized in earnings at the time of actual delivery of the natural gas. As of September 30, 2005, the mark-to-market value of the financial contracts described above reflected an unrealized loss of $3.6 million; however, the underlying expected fixed gross margin associated with delivery under the physical contracts combined with the price risk management provided through the financial contracts is $2.3 million. As described above, over the term of these financial contracts, the quarterly reported mark-to-market changes in value may vary significantly and the associated unrealized gains and losses will be reflected in CES' earnings.

     CES also sells physical gas and basis to its end-use customers who desire to lock in a future spread between a specific location and Henry Hub (NYMEX). As a result, CES incurs exposure to commodity basis risk related to these transactions, which it attempts to mitigate by buying offsetting financial basis swaps. Under SFAS No. 133, CES records at fair value and marks-to-market the financial basis swaps as of each reporting balance sheet date with changes in value reported through earnings. However, the associated physical sales contracts are accounted for using the accrual basis, whereby earnings impacts are not recognized until the time of actual physical delivery. Although the timing of earnings recognition for the financial basis swaps differs from the physical contracts, the economic intent of the financial basis swaps is to fix the basis spread over the life of the physical contracts to an amount substantially the same as the portion of the basis spread pricing included in the physical contracts. In so doing, over the period that the financial basis swaps and related physical contracts are outstanding, actual cumulative earnings impacts for changes in the basis spread should be minimal, even though from a timing perspective there could be fluctuations in unrealized gains or losses associated with the changes in fair value recorded for the financial basis swaps. The cumulative earnings impact from the financial basis swaps recognized each reporting period is expected to be offset by the value realized when the related physical sales occur. As of September 30, 2005, the mark-to-market value of the financial basis swaps reflected an unrealized loss of $4.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Our Natural Gas Distribution business segment reported operating income of $146 million for the nine months ended September 30, 2005 as compared to $137 million for the same period in 2004. Increases in operating income from rate increases ($19 million) and increased margins from our non-rate regulated natural gas sales business ($13 million) were partially offset by the impact of certain derivative transactions as discussed above ($8 million) and the impact of milder weather and decreased throughput net of continued customer growth with the addition of approximately 42,000 customers since September 2004 ($10 million). Operation and maintenance expense decreased $2 million. Excluding an $8 million charge recorded in the first quarter of 2004 for severance costs associated with staff reductions, operation and maintenance expenses increased by $6 million primarily due to increased bad debt expense ($7 million), partially offset by lower claims expense ($5 million) and the capitalization of previously incurred restructuring expenses as allowed by a regulatory order from the Railroad Commission of Texas ($5 million). Additionally, operating income was unfavorably impacted by increased depreciation expense primarily due to higher plant balances ($10 million).

     During the third quarter of 2005, our east Texas, Louisiana and Mississippi natural gas service areas were affected by Hurricanes Katrina and Rita. Damage to our facilities was limited, but approximately 10,000 homes and businesses were damaged to such an extent that they will not be taking service for the foreseeable future. The impact on the Natural Gas Distribution business segment's operating income was not material.

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for the three and nine months ended September 30, 2004 and 2005:

                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------   -------------------------------
                                                2004   2005                        2004   2005
                                                ----   ----                        ----   ----
                                                                 (IN MILLIONS)
Revenues ..........................             $108   $116                        $324   $362
                                                ----   ----                        ----   ----
Expenses:
   Natural gas ....................                6     --                          33     25
   Operation and maintenance ......               52     47                         122    121
   Depreciation and amortization ..               11     12                          33     34
   Taxes other than income taxes ..                4      5                          13     14
                                                ----   ----                        ----   ----
      Total expenses ..............               73     64                         201    194
                                                ----   ----                        ----   ----
Operating Income ..................             $ 35   $ 52                        $123   $168
                                                ====   ====                        ====   ====
Throughput (in Bcf):
   Natural Gas Sales ..............                1     --                           8      4
   Transportation .................              181    199                         658    700
   Gathering ......................               79     92                         233    262
   Elimination (1) ................               --     (1)                         (5)    (4)
                                                ----   ----                        ----   ----
      Total Throughput ............              261    290                         894    962
                                                ====   ====                        ====   ====

----------
(1)  Elimination of volumes both transported and sold.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Our Pipelines and Gathering business segment reported operating income of $52 million for the three months ended September 30, 2005 compared to $35 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $14 million primarily due to increased demand for certain transportation and ancillary services ($13 million) and increased throughput and demand for services related to our core gas gathering operations ($6 million), partially offset by reductions in project-related revenues ($6 million). Additionally, operation and maintenance expenses decreased by $5 million primarily due to a reduction in project-related expenses ($6 million), offset by increased litigation costs ($4 million) recorded in the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Our Pipelines and Gathering business segment reported operating income of $168 million for the nine months ended September 30, 2005 compared to $123 million for the same period in 2004. Operating margins (revenues less natural gas costs) increased by $46 million primarily due to increased demand for certain transportation and ancillary services ($31 million), increased throughput and demand for services related to our core gas gathering operations ($20 million), partially offset by reductions in project-related revenues ($10 million). Additionally, operation and maintenance expenses decreased by $1 million primarily due to a reduction in project-related expenses ($9 million), offset by increased litigation costs ($4 million) recorded in the third quarter of 2005.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CERC Corp. Form 10-K, which is incorporated herein by reference, and "Risk Factors" in Item 5 of Part II of this report beginning on page 26.

                                    LIQUIDITY

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the last three months of

2005 are approximately $145 million of capital expenditures. We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates under the money pool described below will be sufficient to meet our cash needs for 2005. Cash needs may also be met by issuing securities in the capital markets.

     The 1935 Act currently regulates our financing ability, as more fully described in "--Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends" below.

     On October 25, 2005, CenterPoint Energy Gas Transmission Company (CEGT), a subsidiary of CERC Corp., executed a definitive Precedent Agreement with XTO Energy Inc. (XTO) for CEGT to transport approximately 600 million cubic feet per day of XTO's natural gas production for ten years. To fulfill the requirements of the agreement, CEGT will construct a new 168-mile pipeline between Carthage, Texas and its Perryville Hub in northeast Louisiana. The $375 million pipeline will have an initial design capacity of approximately one Bcf per day. Pending authorization by FERC, the pipeline could be in service as early as the winter of 2006-2007. This agreement is expected to cause an increase in our estimated capital requirements of approximately $5 million, $353 million and $17 million in 2005, 2006 and 2007, respectively, for our Pipelines and Gathering business segment from what was previously disclosed in the CERC Corp. Form 10-K.

     Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. We have a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by us and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Consolidated Balance Sheet. In January 2005, the $250 million facility was extended to January 2006 and temporarily increased, for the period from January 2005 to June 2005, to $375 million. As of September 30, 2005, we had $141 million of advances under our receivables facility.

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

     As of November 1, 2005, our $400 million credit facility was not utilized.

     Securities Registered with the SEC. At September 30, 2005, we had a shelf registration statement covering $500 million principal of debt securities.

     Temporary Investments. On September 30, 2005, we had temporary external investments of $74 million. Our temporary external investments were reduced by $325 million in July 2005 when the proceeds from the liquidation of such investments were used to pay our maturing debt. As of November 1, 2005, we had temporary external investments in a money market fund of $1.2 million. Such investments may be utilized to meet our cash flow needs.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements currently applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities dated June 29, 2005 (June 2005 Financing Order). Our money pool borrowing limit under the existing order is $600 million. At November 1, 2005, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

      MOODY'S                 S&P                  FITCH
-------------------   -------------------   -------------------
RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------   ----------   ------   ----------   ------   ----------
 Baa3      Stable       BBB      Stable       BBB      Stable

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

     As described above under "-- Credit Facilities," our $400 million credit facility does not contain a material adverse change clause with respect to borrowings.

     CES, one of our wholly owned subsidiaries, provides comprehensive natural gas sales and services to industrial and commercial customers, electric generators and natural gas utilities throughout the central United States. In order to hedge its exposure to natural gas prices, CES has agreements with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of September 30, 2005, unsecured credit limits extended to CES by counterparties could aggregate $115 million; however, utilized credit capacity is significantly lower. In addition, we purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations in the aggregate principal amount of $50 million will cause a default. As of November 1, 2005, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

- acceleration of payment dates on certain gas supply contracts under certain circumstances as a result of increased gas prices and concentration of suppliers;

-    increased costs related to the acquisition of gas;

- increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

-    various regulatory actions;

- slower customer payments and increased write-offs of receivables due to higher gas prices;

- restoration costs and revenues losses resulting from natural disasters such as hurricanes; and

- various of the risks identified in "Risk Factors" in Item 5 of Part II of this report beginning on page 26.

     Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends. Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65% and contain an EBITDA to interest covenant.

     Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed into law the Energy Act. Under that legislation, the 1935 Act is repealed effective February 8, 2006. After the effective date of repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act grants to FERC authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

     The June 2005 Financing Order establishes limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permits CenterPoint Energy to refinance its existing obligations and those of its regulated subsidiaries, including us. We are in compliance with the authorized limits. The order also generally permits utilization of our undrawn credit facilities. Unless we obtain a further order from the SEC, as of October 31, 2005, we are authorized to issue an additional $367 million of debt or preferred securities.

     In the June 2005 Financing Order, the SEC "reserved jurisdiction" over a number of matters, meaning that an order will be required from the SEC before we may conduct those activities. However, an order regarding the activities over which the SEC has reserved jurisdiction generally can be issued by the SEC more quickly than orders on other matters, although there is no assurance that a release of jurisdiction will be granted on a given matter or the terms under which such an order may be issued. In the June 2005 Financing Order, the SEC reserved jurisdiction over all authority otherwise granted if the common equity level of CenterPoint Energy falls below its level as of March 31, 2005 (11.4% net of securitization debt) or if the common equity ratio of either us or CenterPoint Energy Houston Electric, LLC, another wholly owned subsidiary of CenterPoint Energy, falls below 30%. Among the other transactions over which the SEC reserved jurisdiction are: (i) issuance of securities by CenterPoint Energy or any of its subsidiaries, including us, unless our and the issuer's other securities which are rated have an investment grade rating from at least one nationally recognized statistical rating organization, (ii) further investment in inactive subsidiaries and (iii) payment of dividends by us from capital or unearned surplus. The June 2005 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds in connection with securities issued by us or any of our subsidiaries. So long as the common equity of CenterPoint Energy is less than 30% of its capitalization, the SEC also reserved jurisdiction over the use of proceeds from authorized financings for the acquisition of additional energy-related or gas-related companies. Finally, the SEC reserved jurisdiction over the issuance of $500 million in incremental debt and preferred securities by us. The total authorized amount of debt and preferred securities that could be outstanding during the authorization period, including the amounts over which the SEC has reserved jurisdiction and undrawn amounts under our revolving credit facility, is $3.256 billion. The foregoing and the following restrictions contained in the June 2005 Financing Order, along with other restrictions contained in that order, will cease to apply to us on February 8, 2006.

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. The June 2005 Financing Order also requires that we maintain a ratio of common equity to total capitalization of 30%. At September 30, 2005, our ratio was 57%.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

     We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

     We perform our goodwill impairment test at least annually and evaluate goodwill when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon adoption of SFAS No. 142, we initially selected January 1 as our annual goodwill impairment testing date. Since the time we selected the January 1 date, our year-end closing and reporting process has been truncated in order to meet the accelerated periodic reporting requirements of the SEC resulting in significant constraints on our human resources at year-end and during our first fiscal quarter. Accordingly, in order to meet the accelerated reporting deadlines and to provide adequate time to complete the analysis each year, beginning in the third quarter of 2005, we changed the date on which we perform our annual goodwill impairment test from January 1 to July 1. We believe the July 1 alternative date will alleviate the resource constraints that exist during the first quarter and allow us to utilize additional resources in conducting the annual impairment evaluation of goodwill. We performed the test at July 1, 2005, and determined that no impairment charge for goodwill was required. The change is not intended to delay, accelerate or avoid an impairment charge. We believe that this accounting change is an alternative accounting principle that is preferable under the circumstances.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of September 30, 2005, we had $2.0 billion of outstanding indebtedness. As of September 30, 2005, approximately $152 million principal amount of this debt must be paid through 2006. The success of our future financing efforts may depend, at least in part, on:

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

THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of September 30, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $1.3 billion principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. CenterPoint Energy and its other subsidiaries may not be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our credit ratings could be adversely affected.

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

     There are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. Under the 1935 Act, our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. Under our credit facility and our receivables facility, our ability to pay dividends is restricted by a covenant that debt as a percentage of total capitalization may not exceed 65%.

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

     CenterPoint Energy received an order from the SEC under the 1935 Act on June 29, 2005 relating to its financing activities, which is effective until June 30, 2008. Unforeseen events could result in capital needs in excess of currently authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

     The Energy Policy Act of 2005 repeals the 1935 Act effective in 2006. We cannot predict at this time the effect of the repeal on our business.

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

                                                                           REPORT OR                  SEC FILE OR
EXHIBIT                                                                   REGISTRATION               REGISTRATION    EXHIBIT
 NUMBER                      DESCRIPTION                                   STATEMENT                    NUMBER      REFERENCE
-------   ------------------------------------------------   -------------------------------------   ------------   ---------
 3.1.1    -    Certificate of Incorporation of RERC Corp.    Form 10-K for the year ended December      1-13265      3(a)(1)
                                                             31, 1997

 3.1.2    -    Certificate of Merger merging former NorAm    Form 10-K for the year ended December      1-13265      3(a)(2)
               Energy Corp. with and into HI Merger, Inc.    31, 1997
               dated August 6, 1997

 3.1.3    -    Certificate of Amendment changing the name    Form 10-K for the year ended December      1-13265      3(a)(3)
               to Reliant Energy Resources Corp.             31, 1998


 3.1.4    -    Certificate of Amendment changing the name    Form 10-Q for the quarter ended June       1-13265      3(a)(4)
               to CenterPoint Energy Resources Corp.         30, 2003

  3.2     -    Bylaws of RERC Corp.                          Form 10-K for the year ended December      1-13265        3(b)
                                                             31, 1997

  4.1     -    $400,000,000 Credit Agreement, dated as of    Form 8-K dated June 29, 2005               1-13265        4.1
               June 30, 2005, among CERC Corp., as
               Borrower, and the Initial Lenders named
               therein, as Initial Lenders

 +18.1    -    Preferability Letter re: Change in
               Accounting Principle

 +31.1    -    Rule 13a-14(a)/15d-14(a) Certification of
               David M. McClanahan

 +31.2    -    Rule 13a-14(a)/15d-14(a) Certification of
               Gary L. Whitlock

                                                                           REPORT OR                  SEC FILE OR
EXHIBIT                                                                   REGISTRATION               REGISTRATION    EXHIBIT
 NUMBER                      DESCRIPTION                                   STATEMENT                    NUMBER      REFERENCE
-------   ------------------------------------------------   -------------------------------------   ------------   ---------
 +32.1    -    Section 1350 Certification of David M.
               McClanahan

 +32.2    -    Section 1350 Certification of Gary L.
               Whitlock

 +99.1    -    Items incorporated by reference from the
               CERC Corp. Form 10-K. Item 1 "Business--
               Regulation" and "-- Environmental Matters,"
               Item 3 "Legal Proceedings" and Item 7
               "Management's Narrative Analysis of the
               Results of Operations-- Certain Factors
               Affecting Future Earnings" and Notes 2(e)
               (Regulatory Assets and Liabilities), 3
               (Regulatory Matters), 5 (Derivative
               Instruments), 9 (Commitments and
               Contingencies) and 12 (Reportable Business
               Segments).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY RESOURCES CORP.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: November 9, 2005

                                 EXHIBIT INDEX


     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                           REPORT OR                  SEC FILE OR
EXHIBIT                                                                   REGISTRATION               REGISTRATION    EXHIBIT
 NUMBER                      DESCRIPTION                                   STATEMENT                    NUMBER      REFERENCE
-------   ------------------------------------------------   -------------------------------------   ------------   ---------
 3.1.1    -    Certificate of Incorporation of RERC Corp.    Form 10-K for the year ended December      1-13265      3(a)(1)
                                                             31, 1997

 3.1.2    -    Certificate of Merger merging former NorAm    Form 10-K for the year ended December      1-13265      3(a)(2)
               Energy Corp. with and into HI Merger, Inc.    31, 1997
               dated August 6, 1997

 3.1.3    -    Certificate of Amendment changing the name    Form 10-K for the year ended December      1-13265      3(a)(3)
               to Reliant Energy Resources Corp.             31, 1998


 3.1.4    -    Certificate of Amendment changing the name    Form 10-Q for the quarter ended June       1-13265      3(a)(4)
               to CenterPoint Energy Resources Corp.         30, 2003

  3.2     -    Bylaws of RERC Corp.                          Form 10-K for the year ended December      1-13265        3(b)
                                                             31, 1997

  4.1     -    $400,000,000 Credit Agreement, dated as of    Form 8-K dated June 29, 2005               1-13265        4.1
               June 30, 2005, among CERC Corp., as
               Borrower, and the Initial Lenders named
               therein, as Initial Lenders

 +18.1    -    Preferability Letter re: Change in
               Accounting Principle

 +31.1    -    Rule 13a-14(a)/15d-14(a) Certification of
               David M. McClanahan

 +31.2    -    Rule 13a-14(a)/15d-14(a) Certification of
               Gary L. Whitlock

 +32.1    -    Section 1350 Certification of David M.
               McClanahan

 +32.2    -    Section 1350 Certification of Gary L.
               Whitlock

 +99.1    -    Items incorporated by reference from the
               CERC Corp. Form 10-K. Item 1 "Business--
               Regulation" and "-- Environmental Matters,"
               Item 3 "Legal Proceedings" and Item 7
               "Management's Narrative Analysis of the
               Results of Operations-- Certain Factors
               Affecting Future Earnings" and Notes 2(e)
               (Regulatory Assets and Liabilities), 3
               (Regulatory Matters), 5 (Derivative
               Instruments), 9 (Commitments and
               Contingencies) and 12 (Reportable Business
               Segments).