Form 10-K/A
period 2004-12-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-01-10
CIK 1042773

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       76-0511406
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

          1111 LOUISIANA
       HOUSTON, TEXAS 77002                               (713) 207-1111
(Address and zip code of principal               (Registrant's telephone number,
        executive offices)                             including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------              -----------------------------------------
NorAm Financing I 6 1/4% Convertible Trust            New York Stock Exchange
      Originated Preferred Securities

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the common equity held by non-affiliates as of June 30, 2004: None

================================================================================

                                EXPLANATORY NOTE

     CenterPoint Energy Resources Corp. (CERC Corp. or the Company) hereby amends Items 7, 8 and 9A of Part II and Item 15 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 24, 2005 (Form 10-K), as amended by Amendment No. 1 thereto on Form 10-K/A filed on August 29, 2005 (Amendment No. 1), to reflect the restatement of the Company's consolidated financial statements as discussed in Note 13. Amendment No. 1 was filed solely for the purpose of supplementing the Form 10-K by filing the opinion of the Company's independent registered public accounting firm regarding the financial statement schedules contained in Item 15 that was inadvertently omitted from the Form 10-K. Contemporaneously with the filing of this Amendment No. 2 to the Form 10-K on this Form 10-K/A, CERC Corp. is filing amendments to its Quarterly Reports on Forms 10-Q/A for each of the first three quarters of 2005.

     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K, as amended by Amendment No. 1, that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO UPDATE OTHER DISCLOSURES AS PRESENTED IN THE FORM 10-K, AS AMENDED BY AMENDMENT NO. 1, EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. ACCORDINGLY, THIS FORM 10-K/A SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SEC FILINGS MADE SUBSEQUENT TO THE FILING OF THE FORM 10-K, INCLUDING ANY AMENDMENTS OF THOSE FILINGS. IN ADDITION, THIS FORM 10-K/A INCLUDES UPDATED CERTIFICATIONS FROM THE COMPANY'S CEO AND CFO AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
           PART II
Item 7.    Management's Narrative Analysis of Results of Operations......     1
Item 8.    Financial Statements and Supplementary Data...................    10
Item 9A.   Controls and Procedures.......................................    37
           PART IV
Item 15.   Exhibits and Financial Statement Schedules....................    38

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 11 in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 24, 2005.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART II

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 of this report.

RESTATEMENT

     The following management narrative analysis gives effect to the restatement discussed in Note 13 to our consolidated financial statements.

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

     - other factors discussed under "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 24, 2005 (CERC Corp. Form 10-K).

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

                                         YEAR ENDED DECEMBER 31,
                                        ------------------------
                                         2002     2003     2004
                                        ------   ------   ------
                                              (IN MILLIONS)
Revenues ............................   $4,208   $5,650   $6,472
                                        ------   ------   ------
Expenses:
   Natural gas ......................    2,901    4,297    5,013
   Operation and maintenance ........      667      688      732
   Depreciation and amortization ....      167      176      187
   Taxes other than income taxes ....      120      130      147
                                        ------   ------   ------
      Total .........................    3,855    5,291    6,079
                                        ------   ------   ------
Operating Income ....................      353      359      393
Interest and other finance charges ..     (153)    (179)    (178)
Other income, net ...................        8        8       16
                                        ------   ------   ------
Income Before Income Taxes ..........      208      188      231
Income Tax Expense ..................      (88)     (59)     (87)
                                        ------   ------   ------
      Net Income ....................   $  120   $  129   $  144
                                        ======   ======   ======

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

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for 2002, 2003 and 2004 (in millions):

                                       YEAR ENDED DECEMBER 31,
                                      ------------------------
                                       2002     2003     2004
                                      ------   ------   ------
Operating Revenues ................   $3,960   $5,435   $6,173
                                      ------   ------   ------
Operating Expenses:
   Natural gas ....................    2,995    4,428    5,120
   Operation and maintenance ......      539      560      566
   Depreciation and amortization ..      126      136      143
   Taxes other than income taxes ..      102      109      122
                                      ------   ------   ------
      Total operating expenses ....    3,762    5,233    5,951
                                      ------   ------   ------
Operating Income ..................   $  198   $  202   $  222
                                      ======   ======   ======

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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for 2002, 2003 and 2004 (in millions):

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                         2002   2003   2004
                                         ----   ----   ----
Operating Revenues ................      $374   $407   $451
                                         ----   ----   ----
Operating Expenses:
   Natural gas ....................        32     61     46
   Operation and maintenance ......       130    129    164
   Depreciation and amortization ..        41     40     44
   Taxes other than income taxes ..        18     19     17
                                         ----   ----   ----
      Total operating expenses ....       221    249    271
                                         ----   ----   ----
Operating Income ..................      $153   $158   $180
                                         ====   ====   ====

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

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the CERC Form 10-K.

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

     Capital Requirements. We anticipate investing up to an aggregate $1.6 billion in capital expenditures in the years 2005 through 2009. The following table sets forth our capital expenditures for 2004 and estimates of our capital requirements for 2005 through 2009 (in millions):

2004...   $269
2005...    357
2006...    343
2007...    281
2008...    260
2009...    312

     The following table sets forth estimates of our contractual obligations to make future payments for 2005 through 2009 and thereafter (in millions):

                                                                                                 2010 AND
           CONTRACTUAL OBLIGATIONS(1)              TOTAL    2005    2006   2007   2008   2009   THEREAFTER
           --------------------------             ------   ------   ----   ----   ----   ----   ----------
Long-term debt, including current portion(2) ..   $2,368   $  367   $158   $  7   $307    $ 7     $1,522
Operating leases(3) ...........................       91       20     16     12     11      6         26
Non-trading derivative liabilities ............       33       26     --      4      2      1         --
Other commodity commitments(4) ................    1,432      807    401    193     29      1          1
                                                  ------   ------   ----   ----   ----    ---     ------
   Total contractual cash obligations .........   $3,924   $1,220   $575   $216   $349    $15     $1,549
                                                  ======   ======   ====   ====   ====    ===     ======

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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 24, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

         MOODY'S                    S&P                  FITCH
-------------------------   -------------------   -------------------
RATING       REVIEW(1)      RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
------   ----------------   ------   ----------   ------   ----------
  Ba1    Possible Upgrade     BBB     Negative      BBB      Stable

----------
(1) A "review for possible upgrade" from Moody's indicates that a rating is under review for possible change in the short-term, usually within 90 days.

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

     -    various regulatory actions; and

     - various of the risks identified under "Risk Factors" in Item 1 of the CERC Corp. Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                        STATEMENTS OF CONSOLIDATED INCOME

                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                                                          2004
                                                                     (AS RESTATED -
                                              2002         2003       SEE NOTE 13)
                                           ----------   ----------   --------------
                                                      (IN THOUSANDS)
REVENUES ...............................   $4,207,836   $5,649,720     $6,472,478
                                           ----------   ----------     ----------
EXPENSES:
   Natural gas .........................    2,900,682    4,296,928      5,013,484
   Operation and maintenance ...........      666,502      688,639        731,959
   Depreciation and amortization .......      167,456      175,975        187,228
   Taxes other than income taxes .......      119,911      129,846        146,891
                                           ----------   ----------     ----------
      Total ............................    3,854,551    5,291,388      6,079,562
                                           ----------   ----------     ----------
OPERATING INCOME .......................      353,285      358,332        392,916
                                           ----------   ----------     ----------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..     (153,713)    (178,985)      (178,185)
   Other, net ..........................        8,131        8,237         15,875
                                           ----------   ----------     ----------
      Total ............................     (145,582)    (170,748)      (162,310)
                                           ----------   ----------     ----------
INCOME BEFORE INCOME TAXES .............      207,703      187,584        230,606
   Income Tax Expense ..................      (87,643)     (58,706)       (86,497)
                                           ----------   ----------     ----------
NET INCOME .............................   $  120,060   $  128,878     $  144,109
                                           ==========   ==========     ==========

          See Notes to the Company's Consolidated Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2002       2003       2004
                                                               --------   --------   --------
                                                                       (IN THOUSANDS)
Net income .................................................   $120,060   $128,878   $144,109
                                                               --------   --------   --------
Other comprehensive income (loss), net of tax:
   Minimum non-qualified pension liability adjustment
      (net of tax of $790) .................................      1,468         --         --
   Net deferred gain (loss) from cash flow hedges
      (net of tax of $35,142, $15,405 and $30,740) .........     46,062     21,971     59,104
   Reclassification of net deferred loss (gain) from cash
      flow hedges realized in net income (net of tax
      of $5,681, $569 and $12,236) .........................        381      1,297    (23,403)
   Reclassification of deferred gain from de-designation
      of cash flow hedges to over/under recovery of gas
      costs (net of tax of $36,766) ........................         --         --    (68,280)
                                                               --------   --------   --------
Other comprehensive income (loss) ..........................     47,911     23,268    (32,579)
                                                               --------   --------   --------
Comprehensive income .......................................   $167,971   $152,146   $111,530
                                                               ========   ========   ========

          See Notes to the Company's Consolidated Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                                     2004
                                                                                (AS RESTATED -
                                                                      2003       SEE NOTE 13)
                                                                   ----------   --------------
                                                                          (IN THOUSANDS)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................   $   34,447     $  140,466
   Accounts receivable, net ....................................      462,988        545,348
   Accrued unbilled revenue ....................................      323,844        502,163
   Accounts and notes receivable -- affiliated companies, net ..           --         11,987
   Inventory ...................................................      187,226        200,801
   Non-trading derivative assets ...............................       45,897         50,219
   Taxes receivable ............................................       32,023        155,155
   Deferred tax asset ..........................................           --         12,256
   Prepaid expenses ............................................       11,104          8,308
   Other .......................................................       71,597         92,160
                                                                   ----------     ----------
      Total current assets .....................................    1,169,126      1,718,863
                                                                   ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET .............................    3,735,561      3,834,083
                                                                   ----------     ----------
OTHER ASSETS:
   Goodwill, net ...............................................    1,740,510      1,740,510
   Other intangibles, net ......................................       20,101         19,719
   Non-trading derivative assets ...............................       11,273         17,682
   Accounts and notes receivable -- affiliated companies, net ..       33,929         18,197
   Other .......................................................      142,162        118,089
                                                                   ----------     ----------
      Total other assets .......................................    1,947,975      1,914,197
                                                                   ----------     ----------
      TOTAL ASSETS .............................................   $6,852,662     $7,467,143
                                                                   ==========     ==========

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term borrowings .......................................   $   63,000     $       --
   Current portion of long-term debt ...........................           --        366,873
   Accounts payable ............................................      528,394        732,853
   Accounts and notes payable -- affiliated companies, net .....       23,351             --
   Taxes accrued ...............................................       65,636         77,802
   Interest accrued ............................................       58,505         57,741
   Customer deposits ...........................................       58,372         60,164
   Non-trading derivative liabilities ..........................        6,537         26,323
   Accumulated deferred income taxes, net ......................        8,856             --
   Other .......................................................      125,132        272,996
                                                                   ----------     ----------
      Total current liabilities ................................      937,783      1,594,752
                                                                   ----------     ----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ......................      645,125        640,780
   Non-trading derivative liabilities ..........................        3,330          6,412
   Benefit obligations .........................................      130,980        128,537
   Other .......................................................      571,005        556,819
                                                                   ----------     ----------
      Total other liabilities ..................................    1,350,440      1,332,548
                                                                   ----------     ----------
LONG-TERM DEBT .................................................    2,370,974      2,000,696
                                                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY ...........................................    2,193,465      2,539,147
                                                                   ----------     ----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............   $6,852,662     $7,467,143
                                                                   ==========     ==========

          See Notes to the Company's Consolidated Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                                              2004
                                                                                         (AS RESTATED -
                                                                    2002        2003      SEE NOTE 13)
                                                                 ---------   ---------   --------------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................   $ 120,060   $ 128,878     $ 144,109
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization ..........................     167,456     175,975       187,228
      Deferred income taxes ..................................      23,003      25,097        (8,332)
      Amortization of deferred financing costs ...............       2,770       8,424         9,618
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ......       3,275    (121,864)     (162,759)
         Accounts receivable/payable, affiliates .............     (65,688)     (3,784)        6,519
         Inventory ...........................................       8,762     (51,519)      (13,575)
         Taxes receivable ....................................     (61,512)     29,489       118,387
         Accounts payable ....................................     198,045      58,062       207,989
         Fuel cost recovery ..................................      28,317      25,420        25,212
         Interest and taxes accrued ..........................       7,653      18,000        11,402
         Net non-trading derivative assets and liabilities ...      13,527      17,828       (38,964)
         Other current assets ................................     (32,833)    (36,998)      (17,783)
         Other current liabilities ...........................      11,604      (1,268)      (20,332)
         Other assets ........................................     100,118      19,663        47,224
         Other liabilities ...................................     (92,064)     40,250        (6,454)
      Other, net .............................................       1,370     (14,481)       (3,405)
                                                                 ---------   ---------     ---------
            Net cash provided by operating activities ........     433,863     317,172       486,084
                                                                 ---------   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................    (266,208)   (265,061)     (269,395)
   Decrease (increase) in affiliate notes receivable .........      96,562       5,168       (30,322)
   Other, net ................................................       9,726      (7,581)       (3,163)
                                                                 ---------   ---------     ---------
            Net cash used in investing activities ............    (159,920)   (267,474)     (302,880)
                                                                 ---------   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ................................      (6,653)   (507,795)           --
   Proceeds from long-term debt ..............................          --     928,525            --
   Increase (decrease) in short-term borrowings, net .........       1,473    (284,000)      (63,000)
   Increase (decrease) in notes with affiliates, net .........      74,096     (74,096)           --
   Dividends to parent .......................................    (350,000)         --       (12,500)
   Debt issuance costs .......................................          --     (87,122)       (1,685)
   Other, net ................................................         (47)         --            --
                                                                 ---------   ---------     ---------
            Net cash used in financing activities ............    (281,131)    (24,488)      (77,185)
                                                                 ---------   ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........      (7,188)     25,210       106,019
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ...........      16,425       9,237        34,447
                                                                 ---------   ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR .................   $   9,237   $  34,447     $ 140,466
                                                                 =========   =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
      Interest ...............................................   $ 146,244   $ 164,040     $ 175,871
      Income taxes (refunds) .................................     125,085     (49,033)       41,846

          See Notes to the Company's Consolidated Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                 STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY

                                                                          2002                  2003                  2004
                                                                  -------------------   -------------------   -------------------
                                                                  SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                                                  ------   ----------   ------   ----------   ------   ----------
                                                                                (IN THOUSANDS OF DOLLARS AND SHARES)
COMMON STOCK
   Balance, beginning of year .................................    1,000   $        1    1,000   $        1    1,000   $        1
                                                                   -----   ----------    -----   ----------    -----   ----------
   Balance, end of year .......................................    1,000            1    1,000            1    1,000            1
                                                                   -----   ----------    -----   ----------    -----   ----------
ADDITIONAL PAID-IN-CAPITAL
   Balance, beginning of year .................................             2,255,395             1,986,364             1,985,254
   Dividend to parent .........................................              (272,907)                   --                    --
   Contributions from parent ..................................                 3,876                    --               246,652
   Other ......................................................                    --                (1,110)                   --
                                                                           ----------            ----------            ----------
   Balance, end of year .......................................             1,986,364             1,985,254             2,231,906
                                                                           ----------            ----------            ----------
RETAINED EARNINGS
   Balance, beginning of year .................................                 1,837                44,804               173,682
   Net income .................................................               120,060               128,878               144,109
   Dividend to parent .........................................               (77,093)                   --               (12,500)
                                                                           ----------            ----------            ----------
   Balance, end of year .......................................                44,804               173,682               305,291
                                                                           ----------            ----------            ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance, end of year:
   Net deferred gain from cash flow hedges ....................                11,260                34,528                 1,949
                                                                           ----------            ----------            ----------
   Total accumulated other comprehensive income, end of year ..                11,260                34,528                 1,949
                                                                           ----------            ----------            ----------
   Total Stockholder's Equity .................................            $2,042,429            $2,193,465            $2,539,147
                                                                           ==========            ==========            ==========

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

(D) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                 DECEMBER 31,
                                            ESTIMATED USEFUL   ---------------
                                              LIVES (YEARS)     2003     2004
                                            ----------------   ------   ------
                                                                (IN MILLIONS)
Natural gas distribution ................         5-50         $2,316   $2,494
Pipelines and gathering .................         5-75          1,722    1,767
Other property ..........................         3-40             49       35
                                                               ------   ------
   Total ................................                       4,087    4,296
Accumulated depreciation ................                        (351)    (462)
                                                               ------   ------
   Property, plant and equipment, net ...                      $3,736   $3,834
                                                               ======   ======

     The components of the Company's other intangible assets consist of the following:

                           DECEMBER 31, 2003         DECEMBER 31, 2004
                        -----------------------   -----------------------
                        CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                        --------   ------------   --------   ------------
                                          (IN MILLIONS)
Land Use Rights .....      $ 7         $(3)          $ 7         $(3)
Other ...............       20          (4)           21          (5)
                           ---         ---           ---         ---
   Total ............      $27         $(7)          $28         $(8)
                           ===         ===           ===         ===

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

     Goodwill by reportable business segment is as follows (in millions):

                               DECEMBER 31,
                              2003 AND 2004
                              -------------
Natural Gas Distribution ..       $1,085
Pipelines and Gathering ...          601
Other Operations ..........           55
                                  ------
  Total ...................       $1,741
                                  ======

     The Company reviews the carrying value of goodwill annually and at such times when events or changes in circumstances indicate that it may not be recoverable. The Company completed its annual evaluation of goodwill for impairment as of January 1, 2004 and no impairment was indicated.

     The Company periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. A resulting impairment loss is highly dependent on these underlying assumptions.

(E) REGULATORY ASSETS AND LIABILITIES

     The Company applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) to the accounts of the utility operations of the Natural Gas Distribution business segment and to some of the accounts of the Pipelines and Gathering business segment.

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004:

                                                            DECEMBER 31,
                                                           -------------
                                                            2003    2004
                                                           -----   -----
                                                           (IN MILLIONS)
Regulatory assets in other long-term assets ............   $  34   $  21
Regulatory liabilities in other long-term liabilities ..    (434)   (433)
                                                           -----   -----
   Total ...............................................   $(400)  $(412)
                                                           =====   =====

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

     The following table presents depreciation and other amortization expense for 2002, 2003 and 2004.

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                       2002   2003   2004
                                                       ----   ----   ----
                                                          (IN MILLIONS)
Depreciation expense ............................      $153   $161   $171
Other amortization expense ......................        14     15     16
                                                       ----   ----   ----
   Total depreciation and amortization expense ..      $167   $176   $187
                                                       ====   ====   ====

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

                             DECEMBER 31,
                            -------------
                             2003   2004
                             ----   ----
                            (IN MILLIONS)
Materials and supplies ..    $ 27   $ 25
Natural gas .............     160    176
                             ----   ----
   Total inventory ......    $187   $201
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

4. RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                             DECEMBER 31,
                                                                             -------------
                                                                              2003   2004
                                                                              ----   ----
                                                                             (IN MILLIONS)
Accounts receivable from affiliates ......................................    $  6   $  4
Accounts payable to affiliates ...........................................     (29)   (34)
Note receivable from affiliates(1) .......................................      --     42
                                                                              ----   ----
   Accounts and notes receivable/(payable) -- affiliated companies, net ..    $(23)  $ 12
                                                                              ====   ====
Long-term accounts receivable from affiliates ............................    $ --   $ 64
Long-term accounts payable to affiliates .................................      --    (45)
Long-term notes receivable from affiliates ...............................      67     --
Long-term notes payable to affiliates ....................................     (33)    (1)
                                                                              ----   ----
   Long-term accounts and notes receivable -- affiliated companies, net ..    $ 34   $ 18
                                                                              ====   ====

----------
(1)  This note represents money pool investments.

     For the years ended December 31, 2002, 2003 and 2004, the Company had net interest income (expense) related to affiliate borrowings of $(2) million, $3 million and $9 million, respectively.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

     During 2002, the sales and services by the Company to Reliant Resources, Inc., (now named Reliant Energy, Inc.) (RRI), a former affiliate, totaled $42 million. During 2002, 2003 and 2004, the sales and services by the Company to Texas Genco Holdings, Inc. (Texas Genco), a power generation affiliate, totaled $28 million, $31 million and $22 million, respectively.

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

(B) CREDIT RISKS

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the non-trading derivative assets of the Company as of December 31, 2003 and 2004 (in millions):

                             DECEMBER 31, 2003       DECEMBER 31, 2004
                            -------------------   ----------------------
                            INVESTMENT            INVESTMENT
                            GRADE(1)(2)   TOTAL   GRADE(1)(2)   TOTAL(3)
                            -----------   -----   -----------   --------
Energy marketers ........       $24        $35        $10          $17
Financial institutions ..        21         21         50           50
Other ...................        --          1          1            1
                                ---        ---        ---          ---
   Total ................       $45        $57        $61          $68
                                ===        ===        ===          ===

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

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                              DECEMBER 31, 2003        DECEMBER 31, 2004
                                                           ----------------------   ----------------------
                                                           LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                           ---------   ----------   ---------   ----------
                                                                            (IN MILLIONS)
Short-term borrowings:
   Revolving credit facility ...........................                   $63                     $ --
                                                                           ---                     ----
Long-term debt:
   Convertible subordinated debentures 6.00% due 2012 ..         74         --            69          6
   Senior notes 5.95% to 8.90% due 2005 to 2014 ........      2,251         --         1,923        325
   Junior subordinated debentures payable to affiliate
      6.25% due 2026(2) ................................          6         --             6         --
Other ..................................................         36         --            --         36
Unamortized discount and premium(3) ....................          4         --             3         --
                                                             ------        ---        ------       ----
         Total long-term debt ..........................      2,371         --         2,001        367
                                                             ------        ---        ------       ----
         Total borrowings ..............................     $2,371        $63        $2,001       $367
                                                             ======        ===        ======       ====

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

     The net postretirement benefit cost includes the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2002   2003   2004
                                                          ----   ----   ----
                                                            (IN MILLIONS)
Service cost -- benefits earned during the period ..      $ 2    $ 2    $ 2
Interest cost on projected benefit obligation ......        9     10     10
Expected return on plan assets .....................       (2)    (2)    (2)
Net amortization ...................................        2      2      2
Other ..............................................       --     --      1
                                                          ---    ---    ---
Net postretirement benefit cost ....................      $11    $12    $13
                                                          ===    ===    ===

     The Company used the following assumptions to determine net postretirement benefit costs:

                                        YEAR ENDED
                                       DECEMBER 31,
                                    ------------------
                                    2002   2003   2004
                                    ----   ----   ----
Discount rate ...................   7.25%  6.75%  6.25%
Expected return on plan assets ..    9.5%   9.0%   8.5%

     In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

     Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2003 and 2004.

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                                   2003                2004
                                                            -----------------   -----------------
                                                                        (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation, beginning of year .......         $ 155               $ 171
Service cost ............................................             2                   2
Interest cost ...........................................            10                  10
Benefit enhancement .....................................            --                   1
Benefits paid ...........................................           (18)                (21)
Participant contributions ...............................             4                   4
Plan amendments .........................................            (2)                 --
Actuarial loss ..........................................            20                   7
                                                                  -----               -----
Accumulated benefit obligation, end of year .............         $ 171               $ 174
                                                                  =====               =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ..........................         $  18               $  21
Benefits paid ...........................................           (18)                (21)
Employer contributions ..................................            14                  14
Participant contributions ...............................             4                   4
Actual investment return ................................             3                   3
                                                                  -----               -----
Plan assets, end of year ................................         $  21               $  21
                                                                  =====               =====
RECONCILIATION OF FUNDED STATUS
Funded status ...........................................         $(150)              $(153)
Unrecognized prior service cost .........................            15                  13
Unrecognized actuarial loss .............................            40                  46
                                                                  -----               -----
Net amount recognized ...................................         $ (95)              $ (94)
                                                                  =====               =====
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations .....................................         $ (95)              $ (94)
                                                                  -----               -----
Net amount recognized at end of year ....................         $ (95)              $ (94)
                                                                  =====               =====
ACTUARIAL ASSUMPTIONS
Discount rate ...........................................          6.25%               5.75%
Expected long-term return on assets .....................           8.5%                8.0%
Healthcare cost trend rate assumed for the next year ....         10.50%               9.75%
Rate to which the cost trend rate is assumed to decline
   (ultimate trend rate) ................................           5.5%                5.5%
Year that the rate reaches the ultimate trend rate ......          2011                2011
Measurement date used to determine plan obligations and
   assets................................................   December 31, 2003   December 31, 2004

     Assumed healthcare cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                        1%         1%
                                                     INCREASE   DECREASE
                                                     --------   --------
                                                        (IN MILLIONS)
Effect on total of service and interest cost .....      $--        $--
Effect on the postretirement benefit obligation ..        6          5

     The following table displays the weighted average asset allocations as of December 31, 2003 and 2004 for the Company's postretirement benefit plan:

                                     DECEMBER 31,
                                     ------------
                                      2003   2004
                                      ----   ----
Domestic equity securities .......     40%    38%
International equity securities ..     10     11
Debt securities ..................     49     50
Cash .............................      1      1
                                      ---    ---
   Total .........................    100%   100%
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

     As part of the investment strategy discussed above, the Company has adopted and maintains the following asset allocation ranges for its postretirement benefit plan:

Domestic equity securities .......   33-43%
International equity securities ..    5-15%
Debt securities ..................   48-58%
Cash .............................     0-2%

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

     The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

               POSTRETIREMENT
                  BENEFITS
               --------------
                (IN MILLIONS)
2005 .......        $ 17
2006 .......          18
2007 .......          19
2008 .......          20
2009 .......          21
2010-2014 ..         108

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

8. INCOME TAXES

     The Company's current and deferred components of income tax expense are as follows:

                          YEAR ENDED DECEMBER 31,
                          -----------------------
                            2002   2003   2004
                            ----   ----   ----
                               (IN MILLIONS)
Current
   Federal ............      $56    $30    $86
   State ..............        9      4     10
                             ---    ---    ---
      Total current ...       65     34     96
                             ---    ---    ---
Deferred
   Federal ............       12     11     (3)
   State ..............       11     14     (6)
                             ---    ---    ---
      Total deferred ..       23     25     (9)
                             ---    ---    ---
Income tax expense ....      $88    $59    $87
                             ===    ===    ===

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                       2002    2003    2004
                                                      -----   -----   -----
                                                          (IN MILLIONS)
Income before income taxes .......................    $ 208   $ 188   $ 231
   Federal statutory rate ........................       35%     35%     35%
                                                      -----   -----   -----
Income tax expense at statutory rate .............       73      66      81
                                                      -----   -----   -----
Increase (decrease) in tax resulting from:
   Capital loss benefit ..........................      (72)     --      --
   State income taxes, net of valuation allowances
      and federal income tax benefit .............       13      12       2
   Valuation allowance, capital loss .............       72      --      --
   Changes in estimates for prior year items .....       --     (19)     --
   Deferred tax asset write-off ..................       --      --       4
   Other, net ....................................        2      --      --
                                                      -----   -----   -----
      Total ......................................       15      (7)      6
                                                      -----   -----   -----
Income tax expense ...............................    $  88   $  59   $  87
                                                      =====   =====   =====
Effective Rate ...................................     42.2%   31.3%   37.5%

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                          DECEMBER 31,
                                                         -------------
                                                          2003   2004
                                                          ----   ----
                                                         (IN MILLIONS)
Deferred tax assets:
   Current:
      Allowance for doubtful accounts ................       9     13
                                                          ----   ----
         Total current deferred tax assets ...........       9     13
                                                          ----   ----
   Non-current:
      Employee benefits ..............................      63     81
      Operating and capital loss carryforwards .......      81     30
      Deferred gas costs .............................      18     68
      Other ..........................................      52     66
      Valuation allowance ............................     (73)   (20)
                                                          ----   ----
         Total non-current deferred tax assets .......     141    225
                                                          ----   ----
         Total deferred tax assets ...................     150    238
                                                          ----   ----
Deferred tax liabilities:
   Current:
      Non-trading derivative liabilities, net ........      18      1
                                                          ----   ----
         Total current deferred tax liabilities ......      18      1
                                                          ----   ----
   Non-current:
      Depreciation ...................................     746    827
      Regulatory liability ...........................      27     17
      Other ..........................................      13     22
                                                          ----   ----
         Total non-current deferred tax liabilities ..     786    866
                                                          ----   ----
         Total deferred tax liabilities ..............     804    867
                                                          ----   ----
         Accumulated deferred income taxes, net ......    $654   $629
                                                          ====   ====

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

(B) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases, principally consisting of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2005..............   $20
2006..............    16
2007..............    12
2008..............    11
2009..............     6
2010 and beyond...    26
                     ---
   Total..........   $91
                     ===

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

                                                  DECEMBER 31, 2003   DECEMBER 31, 2004
                                                  -----------------   -----------------
                                                  CARRYING    FAIR    CARRYING    FAIR
                                                   AMOUNT     VALUE    AMOUNT     VALUE
                                                  --------   ------   --------   ------
                                                              (IN MILLIONS)
Financial liabilities:
   Long-term debt (excluding capital leases) ..    $2,371    $2,612    $2,368    $2,659

11. UNAUDITED QUARTERLY INFORMATION

     As discussed in Note 13, the unaudited quarterly financial data for the interim periods ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 have been restated from amounts previously reported.

     Summarized quarterly financial data for the years ended December 31, 2003 and 2004 is as follows:

                                          YEAR ENDED DECEMBER 31, 2003
                        ---------------------------------------------------------------
                        FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                        -------------   --------------   -------------   --------------
                                                 (IN MILLIONS)
Revenues ............       $2,094          $1,032           $950            $1,574
Operating income ....          172              67             33                87
Net income (loss) ...           88              15            (10)               36

                                          YEAR ENDED DECEMBER 31, 2004
                        ---------------------------------------------------------------
                        FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                        -------------   --------------   -------------   --------------
                                                 (IN MILLIONS)
Revenues ............       $2,070          $1,217          $1,117           $2,068
Operating income ....          160              64              32              137
Net income (loss) ...           74              11              (2)              61

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

     Financial data for business segments and products and services are as follows:

                                                       NATURAL GAS   PIPELINES AND      OTHER      RECONCILING
                                                      DISTRIBUTION     GATHERING     OPERATIONS   ELIMINATIONS   CONSOLIDATED
                                                      ------------   -------------   ----------   ------------   ------------
                                                                                   (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002:
Revenues from external customers and affiliates ...     3,953 (1)        255 (2)         --             --           4,208
Intersegment revenues .............................         7            119             --           (126)             --
Depreciation and amortization .....................       126             41             --             --             167
Operating income ..................................       198            153              2             --             353
Total assets ......................................     4,428          2,500            206           (685)          6,449
Expenditures for long-lived assets ................       196             70             --             --             266

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003:
Revenues from external customers and affiliates ...     5,406 (1)        244 (2)         --             --           5,650
Intersegment revenues .............................        29            163              9           (201)             --
Depreciation and amortization .....................       136             40             --             --             176
Operating income (loss) ...........................       202            158             (1)            --             359
Total assets ......................................     4,661          2,519            388           (715)          6,853
Expenditures for long-lived assets ................       199             66             --             --             265

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004:
Revenues from external customers and affiliates ...     6,170 (1)        306 (2)         (4)            --           6,472
Intersegment revenues .............................         3            145              5           (153)             --
Depreciation and amortization .....................       143             44             --             --             187
Operating income (loss) ...........................       222            180             (9)            --             393
Total assets ......................................     4,732          2,637            792           (694)          7,467
Expenditures for long-lived assets ................       197             73             (1)            --             269

----------
(1) Included in the Natural Gas Distribution revenues from external customers and affiliates are sales to RRI, a former affiliate, of $9 million for the year ended December 31, 2002, and sales to Texas Genco, of $26 million, $28 million and $20 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(2) Included in the Pipelines and Gathering revenues from external customers and affiliates are sales to RRI, a former affiliate, of $33 million for the year ended December 31, 2002, and sales to Texas Genco of $2 million, $3 million and $2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

                                         YEAR ENDED DECEMBER 31,
                                        ------------------------
                                         2002     2003     2004
                                        ------   ------   ------
                                             (IN MILLIONS)
REVENUES BY PRODUCTS AND SERVICES:
Retail gas sales ....................   $3,857   $5,310   $6,072
Gas transportation ..................      255      244      306
Energy products and services ........       96       96       94
                                        ------   ------   ------
   Total ............................   $4,208   $5,650   $6,472
                                        ======   ======   ======

13. RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2004, CERC Corp. determined that, during 2004, certain transactions involving purchases and sales of natural gas among divisions within its Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during 2004 were each overstated by approximately $511 million. As a result, the accompanying 2004 consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income or net cash flows for 2004.

     A summary of the significant effects of the restatement is as follows:

                                         YEAR ENDED DECEMBER 31, 2004
                                         ----------------------------
                                                        AS PREVIOUSLY
                                          AS RESTATED      REPORTED
                                          -----------   -------------
                                                 (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
   Revenues ..........................       $6,472         $6,983
   Expenses: Natural gas .............        5,013          5,524
   Total Expenses ....................        6,079          6,590

                                                     AS OF DECEMBER 31, 2004
                                                   ---------------------------
                                                                 AS PREVIOUSLY
                                                   AS RESTATED      REPORTED
                                                   -----------   -------------
                                                          (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net ....................        545            613
   Total current assets ........................      1,719          1,785
   Total assets ................................      7,467          7,533
   Accounts payable ............................        733            799
   Total current liabilities ...................      1,595          1,661
   Total liabilities and stockholder's equity ..      7,467          7,533

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, cash flows, and stockholder's equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterPoint Energy Resources Corp. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the accompanying 2004 consolidated financial statements have been restated.


DELOITTE & TOUCHE LLP

Houston, Texas

March 23, 2005 (January 10, 2006 as to the effects of the restatement discussed in Note 13 to the consolidated financial statements)

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2004. This conclusion is different than the conclusion disclosed in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2004 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Annual Report on Form 10-K for the year ended December 31, 2004, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during 2004 were each overstated by approximately $511 million and management concluded that a restatement of the 2004 consolidated financial statements was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we took the remedial action described above.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Statements of Consolidated Income for the Three Years Ended
   December 31, 2004 (as restated).................................   10
Statements of Consolidated Comprehensive Income for the Three Years
   Ended December 31, 2004.........................................   11
Consolidated Balance Sheets at December 31, 2004 and 2003 (as
   restated).......................................................   12
Statements of Consolidated Cash Flows for the Three Years Ended
   December 31, 2004 (as restated).................................   13
Statements of Consolidated Stockholder's Equity for the Three Years
   Ended December 31, 2004.........................................   14
Notes to Consolidated Financial Statements.........................   15
Report of Independent Registered Public Accounting Firm............   36

(a)(2) Financial Statement Schedules for the Three Years Ended
   December 31, 2004.

Report of Independent Registered Public Accounting Firm............   39
II--Qualifying Valuation Accounts..................................   40

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, III, IV and V.

(a)(3) Exhibits.

     See Index of Exhibits beginning on page 42.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Resources Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 23, 2005, January 10, 2006, as to the effects of the restatement discussed in Note 13 (which report expresses an unqualified opinion and includes explanatory paragraph relating to the restatement discussed in Note 13 to the consolidated financial statements); such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of the Company listed in the index at
Item 15 (a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas

March 23, 2005

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004

                     COLUMN A                        COLUMN B       COLUMN C ADDITIONS       COLUMN D     COLUMN E
                   -----------                      ----------   -----------------------   -----------   ----------
                                                    BALANCE AT                CHARGED TO    DEDUCTIONS   BALANCE AT
                                                     BEGINNING    CHARGED       OTHER          FROM        END OF
                   DESCRIPTION                       OF PERIOD   TO INCOME   ACCOUNTS(1)   RESERVES(2)     PERIOD
                   -----------                      ----------   ---------   -----------   -----------   ----------
                                                                             (IN THOUSANDS)
Year Ended December 31, 2004:
   Accumulated provisions:
      Uncollectible accounts receivable .........     $27,975     $ 26,017     $    --       $26,059       $27,933
      Deferred tax asset valuation allowance ....      73,248      (67,428)     14,114            --        19,934
Year Ended December 31, 2003:
   Accumulated provisions:
      Uncollectible accounts receivable .........      19,568       23,713          --        15,306        27,975
      Deferred tax asset valuation allowance ....      82,880       (9,632)         --            --        73,248
Year Ended December 31, 2002:
   Accumulated provisions:
      Uncollectible accounts receivable .........      33,047       15,391          --        28,870        19,568
      Deferred tax asset valuation allowance ....      14,999       67,881          --            --        82,880

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 10th day of January, 2006.

                                        CENTERPOINT ENERGY RESOURCES CORP.
                                        (Registrant)


                                        By: /s/ DAVID M. MCCLANAHAN
                                            ------------------------------------
                                            David M. McClanahan
                                            President and Chief Executive
                                            Officer

                       CENTERPOINT ENERGY RESOURCES CORP.

                  EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K/A
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX OF EXHIBITS

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 24, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                       SEC FILE OR
EXHIBIT                                                                               REGISTRATION     EXHIBIT
 NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER       REFERENCE
-------   --------------------------------------   --------------------------------   ------------   -----------
2(a)(1)   -- Agreement and Plan of Merger          HI's Form 8-K dated August 11,        1-7629           2
             among the Company, HL&P, HI           1996
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
             NorAm and The Bank of New             on Form S-3
             York as Trustee

                                                                                       SEC FILE OR
EXHIBIT                                                                               REGISTRATION     EXHIBIT
 NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER       REFERENCE
-------   --------------------------------------   --------------------------------   ------------   -----------
4(c)(2)   -- Form of First Supplemental            NorAm's Form 8-K dated June 10,       1-13265         4.01
             Indenture to Exhibit 4(c)(1)          1996

4(c)(3)   -- Second Supplemental Indenture         Form 10-K for the year ended          1-3187        4(d)(3)
             to Exhibit 4(c)(1) dated as           December 31, 1997
             of August 6, 1997

4(d)      -- Indenture, dated as of                Registration Statement on Form       333-41017        4.1
             December 1, 1997, between             S-3
             RERC Corp. and Chase Bank of
             Texas, National Association

4(e)(1)   -- Indenture, dated as of                Form 8-K dated February 5, 1998       1-13265         4.1
             February 1, 1998, between
             RERC Corp. and Chase Bank of
             Texas, National Association,
             as Trustee

4(e)(2)   -- Supplemental Indenture No. 1,         Form 8-K dated February 5, 1998       1-13265         4.2
             dated as of February 1, 1998,
             providing for the issuance of
             RERC Corp.'s 6 1/2%
             Debentures due February 1,
             2008

4(e)(3)   -- Supplemental Indenture No. 2,         Form 8-K dated November 9, 1998       1-13265         4.1
             dated as of November 1, 1998,
             providing for the issuance of
             RERC Corp.'s 6 3/8% Term
             Enhanced ReMarketable
             Securities

4(e)(4)   -- Supplemental Indenture No. 3,         Registration Statement on Form       333-49162        4.2
             dated as of July 1, 2000,             S-4
             providing for the issuance of
             RERC Corp.'s 8.125% Notes due
             2005

4(e)(5)   -- Supplemental Indenture No. 4,         Form 8-K dated February 21, 2001      1-13265         4.1
             dated as of February 15,
             2001, providing for the
             issuance of RERC Corp.'s
             7.75% Notes due 2011

4(e)(6)   -- Supplemental Indenture No. 5,         Form 8-K dated March 18, 2003         1-13265         4.1
             dated as of March 25,
             2003, providing for the
             issuance of CERC Corp.'s
             7.875% Senior Notes due 2013

4(e)(7)   -- Supplemental Indenture No. 6,         Form 8-K dated April 7, 2003          1-13265         4.2
             dated as of April 14,
             2003, providing for the
             issuance of CERC Corp.'s
             7.875% Senior Notes due 2013

4(e)(8)   -- Supplemental Indenture No. 7,         Form 8-K dated October 29, 2003       1-13265         4.2
             dated as of November 3,
             2003, providing for the
             issuance of CERC Corp.'s
             5.95% Senior Notes due 2014

4(f)      -- $250,000,000 Credit Agreement,        Form 8-K dated March 31, 2004         1-13265         4.1
             dated as of March 23, 2004,
             among CERC Corp., as
             borrower, and the Initial
             Lenders named therein,
             as Initial Lenders

     There have not been filed as exhibits to this Form 10-K/A certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of CERC. CERC hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                       SEC FILE OR
EXHIBIT                                                                               REGISTRATION     EXHIBIT
 NUMBER                 DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER       REFERENCE
-------   --------------------------------------   --------------------------------   ------------   -----------
10(a)     -- Service Agreement by and              NorAm's Form 10-K for the year        1-13265        10.20
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