Form 10-Q/A
period 2005-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-01-10
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO.1

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

                                   ----------

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

                                EXPLANATORY NOTE

     CenterPoint Energy Resources Corp. (CERC Corp. or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended March 31, 2005 as originally filed on May 11, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 12. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO UPDATE OTHER DISCLOSURES AS PRESENTED IN THE FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT. ACCORDINGLY, THIS FORM 10-Q/A SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S SEC FILINGS MADE SUBSEQUENT TO THE FILING OF THE FORM 10-Q, INCLUDING ANY AMENDMENTS OF THOSE FILINGS. IN ADDITION, THIS FORM 10-Q/A INCLUDES UPDATED CERTIFICATIONS FROM THE COMPANY'S CEO AND CFO AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2.

                       CENTERPOINT ENERGY RESOURCES CORP.
                         QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements...........................................    1
            Condensed Statements of Consolidated Income
               Three Months Ended March 31, 2004 and 2005 (unaudited)
               (as restated)....................................................    1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and March 31, 2005 (unaudited) (as restated)...    2
            Condensed Statements of Consolidated Cash Flows
               Three Months Ended March 31, 2004 and 2005 (unaudited)
               (as restated)....................................................    4
            Notes to Unaudited Condensed Consolidated Financial Statements......    5
         Item 2. Management's Narrative Analysis of the Results of Operations...   15
         Item 4. Controls and Procedures........................................   21

PART II. OTHER INFORMATION

         Item 6. Exhibits.......................................................   22

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                                2004         2005
                                             ----------   ----------
                                            (AS RESTATED, SEE NOTE 12)
REVENUES ...............................     $2,070,055   $2,247,987
                                             ----------   ----------
EXPENSES:
   Natural gas .........................      1,635,710    1,781,232
   Operation and maintenance ...........        181,833      173,275
   Depreciation and amortization .......         46,526       49,176
   Taxes other than income taxes .......         45,394       42,411
                                             ----------   ----------
      Total ............................      1,909,463    2,046,094
                                             ----------   ----------
OPERATING INCOME .......................        160,592      201,893
                                             ----------   ----------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..        (42,282)     (45,454)
   Other, net ..........................          2,600        4,634
                                             ----------   ----------
      Total ............................        (39,682)     (40,820)
                                             ----------   ----------
INCOME BEFORE INCOME TAXES .............        120,910      161,073
   Income Tax Expense ..................        (46,719)     (65,116)
                                             ----------   ----------
NET INCOME .............................     $   74,191   $   95,957
                                             ==========   ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                   MARCH 31,
                                                                                      2005
                                                                  DECEMBER 31,   (AS RESTATED,
                                                                      2004        SEE NOTE 12)
                                                                  ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ..................................    $  140,466     $  253,927
   Accounts and notes receivable, net .........................       545,348        539,765
   Accrued unbilled revenue ...................................       502,163        316,298
   Accounts and notes receivable - affiliated companies, net ..        11,987        145,561
   Materials and supplies .....................................        25,017         25,331
   Natural gas inventory ......................................       175,784         77,290
   Non-trading derivative assets ..............................        50,219         85,664
   Taxes receivable ...........................................       155,155        141,371
   Deferred tax asset .........................................        12,256             --
   Prepaid expenses ...........................................         8,308         11,606
   Other ......................................................        92,160         46,304
                                                                   ----------     ----------
      Total current assets ....................................     1,718,863      1,643,117
                                                                   ----------     ----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ..............................     4,296,061      4,331,226
   Less accumulated depreciation ..............................      (461,978)      (477,704)
                                                                   ----------     ----------
      Property, plant and equipment, net ......................     3,834,083      3,853,522
                                                                   ----------     ----------
OTHER ASSETS:
   Goodwill ...................................................     1,740,510      1,740,510
   Other intangibles, net .....................................        19,719         19,376
   Non-trading derivative assets ..............................        17,682         44,153
   Accounts and notes receivable - affiliated companies, net ..        18,197         17,240
   Other ......................................................       118,089        118,936
                                                                   ----------     ----------
      Total other assets ......................................     1,914,197      1,940,215
                                                                   ----------     ----------
TOTAL ASSETS ..................................................    $7,467,143     $7,436,854
                                                                   ==========     ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                     MARCH 31,
                                                                        2005
                                                    DECEMBER 31,   (AS RESTATED,
                                                        2004        SEE NOTE 12)
                                                    ------------   -------------
CURRENT LIABILITIES:
   Current portion of long-term debt ............    $  366,873     $  361,000
   Accounts payable .............................       732,853        575,583
   Taxes accrued ................................        77,802         75,795
   Interest accrued .............................        57,741         50,824
   Customer deposits ............................        60,164         60,149
   Non-trading derivative liabilities ...........        26,323         21,169
   Accumulated deferred income taxes, net .......            --          3,941
   Other ........................................       272,996        302,685
                                                     ----------     ----------
      Total current liabilities .................     1,594,752      1,451,146
                                                     ----------     ----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net .......       640,780        644,463
   Non-trading derivative liabilities ...........         6,412          4,425
   Benefit obligations ..........................       128,537        125,620
   Other ........................................       556,819        535,641
                                                     ----------     ----------
      Total other liabilities ...................     1,332,548      1,310,149
                                                     ----------     ----------
LONG-TERM DEBT ..................................     2,000,696      1,999,999
                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
  Common stock ..................................             1              1
  Additional paid-in capital ....................     2,231,906      2,262,589
  Retained earnings .............................       305,291        401,248
  Accumulated other comprehensive income ........         1,949         11,722
                                                     ----------     ----------
      Total stockholder's equity ................     2,539,147      2,675,560
                                                     ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...    $7,467,143     $7,436,854
                                                     ==========     ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                     2004        2005
                                                                                   ---------   ---------
                                                                                (AS RESTATED, SEE NOTE 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................       $  74,191   $  95,957
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ........................................          46,526      49,176
      Amortization of deferred financing costs .............................           2,814       2,266
      Deferred income taxes ................................................         (10,770)     16,440
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ....................         203,192     191,583
         Accounts receivable/payable, affiliates ...........................           1,626      (4,567)
         Inventory .........................................................          89,984      98,180
         Taxes receivable ..................................................          32,023      44,467
         Accounts payable ..................................................         (82,892)   (157,270)
         Fuel cost recovery ................................................          47,528      75,666
         Interest and taxes accrued ........................................          61,115      (8,924)
         Net non-trading derivative assets and liabilities .................           6,487     (55,828)
         Other current assets ..............................................          26,099      42,557
         Other current liabilities .........................................         (25,216)    (47,448)
         Other assets ......................................................          (3,667)     10,464
         Other liabilities .................................................         (23,759)    (36,367)
      Other, net ...........................................................            (459)       (697)
                                                                                   ---------   ---------
            Net cash provided by operating activities ......................         444,822     315,655
                                                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................................         (52,126)    (62,005)
   Increase in notes receivable from affiliates, net .......................        (175,065)   (128,049)
   Other, net ..............................................................          (2,416)     (6,267)
                                                                                   ---------   ---------
            Net cash used in investing activities ..........................        (229,607)   (196,321)
                                                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net ..................................         (63,000)         --
   Payments of long-term debt ..............................................              --      (5,873)
   Debt issuance costs .....................................................          (1,862)         --
                                                                                   ---------   ---------
            Net cash used in financing activities ..........................         (64,862)     (5,873)
                                                                                   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................         150,353     113,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .......................          34,447     140,466
                                                                                   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .............................       $ 184,800   $ 253,927
                                                                                   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ................................................................       $  46,126   $  51,728
   Income taxes ............................................................          14,968         418

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) of CenterPoint Energy Resources Corp. are the condensed consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC Corp. or the Company). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 filed on March 24, 2005 (CERC Corp. Form 10-K), as amended by Amendment No. 1 thereto filed on August 29, 2005, and as amended by Amendment No. 2 thereto filed on January 10, 2006 (CERC Corp. Form 10-K/A).

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

     Note 2(e) (Regulatory Assets and Liabilities), Note 3 (Regulatory Matters),
Note 5 (Derivative Instruments) and Note 9 (Commitments and Contingencies) to the consolidated annual financial statements in the CERC Corp. Form 10-K/A (CERC Corp. 10-K/A Notes) relate to certain contingencies. These notes, as updated herein, should be read with this Form 10-Q/A.

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

(5)  GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2004 and March 31, 2005 by reportable business segment is as follows (in millions):

Natural Gas Distribution ..   $1,085
Pipelines and Gathering ...      601
Other Operations ..........       55
                              ------
   Total ..................   $1,741
                              ======

     The Company reviews the carrying value of goodwill annually and at such times when events or changes in circumstances indicate that it may not be recoverable. The Company completed its annual evaluation of goodwill for impairment as of January 1, 2005 and no impairment was indicated.

     The components of the Company's other intangible assets consist of the following:

                        DECEMBER 31, 2004           MARCH 31, 2005
                     -----------------------   -----------------------
                     CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                      AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                     --------   ------------   --------   ------------
                                       (IN MILLIONS)
Land use rights ..      $ 7         $(3)          $ 7         $(3)
Other ............       21          (5)           21          (6)
                        ---         ---           ---         ---
Total ............      $28         $(8)          $28         $(9)
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

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      --------------------
                                                           2004   2005
                                                          -----   ----
                                                          (IN MILLIONS)
Net income ........................................       $ 74    $ 96
                                                          ----    ----
Other comprehensive income:
   Net deferred gain from cash flow hedges ........          8       9
   Reclassification of deferred loss (gain) from
      cash flow hedges realized in net income .....         (3)      1
                                                          ----    ----
Other comprehensive income ........................          5      10
                                                          ----    ----
Comprehensive income ..............................       $ 79    $106
                                                          ====    ====


     The following table summarizes the components of accumulated other comprehensive income:

                                             DECEMBER 31,   MARCH 31,
                                                 2004          2005
                                             ------------   ---------
                                                   (IN MILLIONS)
Net deferred gain from cash flow hedges ..         $2          $12
                                                  ===          ===

(8)  RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                           DECEMBER 31,   MARCH 31,
                                                               2004          2005
                                                           ------------   ---------
                                                                 (IN MILLIONS)
Accounts receivable from affiliates ....................       $  4         $  4
Accounts payable to affiliates .........................        (34)         (29)
Note receivable from affiliates(1) .....................         42          171
                                                               ----         ----
   Accounts and notes receivable -- affiliated
      companies, net ...................................       $ 12         $146
                                                               ====         ====

Long-term accounts receivable from affiliates ..........       $ 64         $ 64
Long-term accounts payable to affiliates ...............        (45)         (46)
Long-term notes payable to affiliates ..................         (1)          (1)
                                                               ----         ----
   Long-term accounts and notes receivable -- affiliated
      companies, net ...................................       $ 18         $ 17
                                                               ====         ====

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

     The Company has identified the following reportable business segments:
Natural Gas Distribution, Pipelines and Gathering, and Other Operations. For descriptions of the reportable business segments, see Note 12 to the CERC Corp. 10-K/A Notes.

     The following table summarizes financial data for the Company's reportable business segments:

                                FOR THE THREE MONTHS ENDED MARCH 31, 2004
                              --------------------------------------------
                              REVENUES FROM        NET                        TOTAL ASSETS
                                 EXTERNAL     INTERSEGMENT     OPERATING     AS OF DECEMBER
                                CUSTOMERS       REVENUES     INCOME (LOSS)      31, 2004
                              -------------   ------------   -------------   --------------
                                                      (IN MILLIONS)
Natural Gas Distribution...     $2,004(1)         $  1           $117            $4,732
Pipelines and Gathering....         66(2)           36             45             2,637
Other Operations...........         --               3             (2)              792
Eliminations...............         --             (40)            --              (694)
                                ------            ----           ----            ------
Consolidated...............     $2,070            $ --           $160            $7,467
                                ======            ====           ====            ======

                                FOR THE THREE MONTHS ENDED MARCH 31, 2005
                              --------------------------------------------
                              REVENUES FROM        NET                       TOTAL ASSETS
                                 EXTERNAL     INTERSEGMENT     OPERATING      AS OF MARCH
                                CUSTOMERS       REVENUES     INCOME (LOSS)     31, 2005
                              -------------   ------------   -------------   ------------
                                                      (IN MILLIONS)
Natural Gas Distribution...       $2,161          $  2           $139           $4,818
Pipelines and Gathering....           84            37             64            2,692
Other Operations...........            3             1             (1)             907
Eliminations...............           --           (40)            --             (980)
                                  ------          ----           ----           ------
Consolidated...............       $2,248          $ --           $202           $7,437
                                  ======          ====           ====           ======

----------
(1) Sales to Texas Genco for the three months ended March 31, 2004 of $6 million have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

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

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                              THREE MONTHS ENDED
                                   MARCH 31,
                              ------------------
                                  2004   2005
                                  ----   ----
                                 (IN MILLIONS)
Interest cost..............        $2     $ 2
Net amortization...........         1       1
Other .....................         1      --
                                  ---     ---
   Net periodic cost.......        $4     $ 3
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

(12) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three months ended March 31, 2004 and 2005 were each overstated by approximately $126 million and $167 million, respectively. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income or net cash flows for the three months ended March 31, 2004 and 2005.

     A summary of the significant effects of the restatement is as follows:

                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                MARCH 31, 2004                MARCH 31, 2005
                                         ---------------------------   ---------------------------
                                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                         -----------   -------------   -----------   -------------
                                                               (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues..............................      $2,070         $2,196         $2,248         $2,415
Expenses: Natural gas.................       1,636          1,762          1,781          1,948
Total Expenses........................       1,910          2,036          2,046          2,213

                                                       AS OF MARCH 31, 2005
                                                   ---------------------------
                                                                 AS PREVIOUSLY
                                                   AS RESTATED      REPORTED
                                                   -----------   -------------
                                                          (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net.....................      $  540         $  613
   Total current assets.........................       1,643          1,714
   Total assets.................................       7,437          7,508
   Accounts payable.............................         576            647
   Total current liabilities....................       1,451          1,522
   Total liabilities and stockholder's equity...       7,437          7,508

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q/A.

RESTATEMENT

     The following management narrative analysis gives effect to the restatement discussed in Note 12 to our unaudited condensed consolidated financial statements.

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

     The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2004 and the three months ended March 31, 2005. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 filed on March 24, 2005 (CERC Corp. Form 10-K), as amended by Amendment No. 1 thereto filed on August 19, 2005 and by Amendment No. 2 thereto filed on January 10, 2006 (CERC Corp. Form 10-K/A).

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

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                                 2004     2005
                                                ------   ------
                                                 (IN MILLIONS)
Revenues .............................          $2,070   $2,248
                                                ------   ------
Expenses:
   Natural gas .......................           1,636    1,781
   Operation and maintenance .........             182      173
   Depreciation and amortization .....              47       49
   Taxes other than income taxes .....              45       43
                                                ------   ------
      Total Expenses .................           1,910    2,046
                                                ------   ------
Operating Income .....................             160      202
Interest and Other Finance Charges ...             (42)     (45)
Other Income, net ....................               3        4
                                                ------   ------
Income Before Income Taxes ...........             121      161
Income Tax Expense ...................             (47)     (65)
                                                ------   ------
   Net Income ........................          $   74   $   96
                                                ======   ======

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

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three months ended March 31, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income. For information regarding factors that may affect the future results of operations of our business segments, please read "Business -- Risk Factors -- Principal Risk Factors Associated with Our Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" in Item 1 of the CERC Corp. Form 10-K, each of which is incorporated herein by reference.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2004 and 2005:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                       2004     2005
                                                      ------   ------
                                                       (IN MILLIONS)
Revenues ....................................         $2,005   $2,163
                                                      ------   ------
Expenses:
   Natural gas ..............................          1,664    1,808
   Operation and maintenance ................            149      140
   Depreciation and amortization ............             35       38
   Taxes other than income taxes ............             40       38
                                                      ------   ------
      Total expenses ........................          1,888    2,024
                                                      ------   ------
Operating Income ............................         $  117   $  139
                                                      ======   ======
Throughput (in billion cubic feet (Bcf)):
   Residential ..............................             85       77
   Commercial and industrial ................             83       77
   Non-rate regulated .......................            139      183
   Eliminations (1) .........................            (10)     (49)
                                                      ------   ------
      Total Throughput ......................            297      288
                                                      ======   ======

----------
(1)  Elimination of intrasegment sales.

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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for the three months ended March 31, 2004 and 2005:

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                                2004   2005
                                                ----   ----
                                               (IN MILLIONS)
Revenues ...........................            $102   $121
                                                ----   ----
Expenses:
   Natural gas .....................               9      7
   Operation and maintenance .......              33     34
   Depreciation and amortization ...              11     11
   Taxes other than income taxes ...               4      5
                                                ----   ----
      Total expenses ...............              57     57
                                                ----   ----
Operating Income ...................            $ 45   $ 64
                                                ====   ====
Throughput (in Bcf):
   Natural Gas Sales ...............               2      1
   Transportation ..................             270    271
   Gathering .......................              75     83
   Eliminations (1) ................              (2)    (1)
                                                ----   ----
      Total Throughput .............             345    354
                                                ====   ====

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

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements in the CERC Corp. Form 10-K/A. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three months ended March 31, 2004 and 2005 were each overstated by approximately $126 million and $167 million, respectively, and management concluded that a restatement of the consolidated financial statements for the three months ended March 31, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended March 31, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed on May 11, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

                                                                REPORT OR               SEC FILE OR
EXHIBIT                                                        REGISTRATION            REGISTRATION    EXHIBIT
NUMBER                     DESCRIPTION                          STATEMENT                 NUMBER      REFERENCE
-------                    -----------                         ------------            ------------   ---------
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

  3.1.3   -   Certificate of Amendment changing      Form 10-K for the year ended         1-13265      3(a)(3)
              the name to Reliant Energy             December 31, 1998
              Resources Corp.

  3.1.4   -   Certificate of Amendment changing      Form 10-Q for the quarter ended      1-13265      3(a)(4)
              the name to CenterPoint Energy         June 30, 2003
              Resources Corp.

    3.2   -   Bylaws of RERC Corp.                   Form 10-K for the year ended         1-13265        3(b)
                                                     December 31, 1997

    4.1   -   $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004        1-13265        4.1
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders

  +31.1   -   Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

  +31.2   -   Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

  +32.1   -   Section 1350 Certification of David
              M. McClanahan

  +32.2   -   Section 1350 Certification of Gary
              L. Whitlock

 ++99.1   -   Items incorporated by reference
              from the CERC Corp. Form 10-K. Item
              1 "Business -- Regulation," "--
              Environmental Matters," and "--Risk
              Factors," Item 3 "Legal
              Proceedings" and Item 7
              "Management's Narrative Analysis of
              the Results of Operations --
              Certain Factors Affecting Future
              Earnings" and Notes 2(e)
              (Regulatory Assets and
              Liabilities), 3 (Regulatory
              Matters), 5 (Derivative
              Instruments), 9 (Commitments and
              Contingencies) and 12 (Reportable
              Business Segments).

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

                                        CENTERPOINT ENERGY RESOURCES CORP.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX


     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed on May 11, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

                                                                REPORT OR               SEC FILE OR
EXHIBIT                                                        REGISTRATION            REGISTRATION    EXHIBIT
NUMBER                     DESCRIPTION                          STATEMENT                 NUMBER      REFERENCE
-------                    -----------                         ------------            ------------   ---------
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

  3.1.3   -   Certificate of Amendment changing      Form 10-K for the year ended         1-13265      3(a)(3)
              the name to Reliant Energy             December 31, 1998
              Resources Corp.

  3.1.4   -   Certificate of Amendment changing      Form 10-Q for the quarter ended      1-13265      3(a)(4)
              the name to CenterPoint Energy         June 30, 2003
              Resources Corp.

    3.2   -   Bylaws of RERC Corp.                   Form 10-K for the year ended         1-13265        3(b)
                                                     December 31, 1997

    4.1   -   $250,000,000 Credit Agreement,         Form 8-K dated March 31, 2004        1-13265        4.1
              dated as of March 23, 2004, among
              CERC Corp., as Borrower, and the
              Initial Lenders named therein, as
              Initial Lenders

  +31.1   -   Rule 13a-14(a)/15d-14(a)
              Certification of David M. McClanahan

  +31.2   -   Rule 13a-14(a)/15d-14(a)
              Certification of Gary L. Whitlock

  +32.1   -   Section 1350 Certification of David
              M. McClanahan

  +32.2   -   Section 1350 Certification of Gary
              L. Whitlock

 ++99.1   -   Items incorporated by reference
              from the CERC Corp. Form 10-K. Item
              1 "Business -- Regulation," "--
              Environmental Matters," and "--Risk
              Factors," Item 3 "Legal
              Proceedings" and Item 7
              "Management's Narrative Analysis of
              the Results of Operations --
              Certain Factors Affecting Future
              Earnings" and Notes 2(e)
              (Regulatory Assets and
              Liabilities), 3 (Regulatory
              Matters), 5 (Derivative
              Instruments), 9 (Commitments and
              Contingencies) and 12 (Reportable
              Business Segments).