Form 10-Q/A
period 2005-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-01-10
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                                   ----------

                         Commission file number 1-13265

                       CENTERPOINT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     76-0511406
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         1111 LOUISIANA
      HOUSTON, TEXAS 77002                             (713) 207-1111
    (Address and zip code of                   (Registrant's telephone number,
  principal executive offices)                      including area code)

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

                                EXPLANATORY NOTE

     CenterPoint Energy Resources Corp. (CERC Corp. or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended June 30, 2005 as originally filed on August 11, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 12. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

                       CENTERPOINT ENERGY RESOURCES CORP.
                         QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements......................................    1
            Condensed Statements of Consolidated Income
               Three Months and Six Months Ended June 30, 2004 and
                  2005 (unaudited) (as restated)...........................    1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and June 30, 2005 (unaudited)
                  (as restated)............................................    2
            Condensed Statements of Consolidated Cash Flows
               Six Months Ended June 30, 2004 and 2005 (unaudited)
                  (as restated)............................................    4
            Notes to Unaudited Condensed Consolidated Financial
                  Statements...........................                        5
         Item 2. Management's Narrative Analysis of the Results of
            Operations........................ ............................   17
         Item 4. Controls and Procedures...................................   25

PART II. OTHER INFORMATION
         Item 6. Exhibits..................................................   26

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     -    other factors we discuss in "Risk Factors" beginning on page 25 in
          Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ending June 30, 2005 filed on August 11, 2005.

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
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                 2004         2005             2004        2005
                                              ----------   ----------      ----------   ----------
                                                           (AS RESTATED, SEE NOTE 12)
REVENUES ................................     $1,216,622   $1,425,796      $3,286,677   $3,673,782
                                              ----------   ----------      ----------   ----------
EXPENSES:
   Natural gas ..........................        903,669    1,102,062       2,539,379    2,883,293
   Operation and maintenance ............        170,147      171,254         351,980      344,529
   Depreciation and amortization ........         45,613       49,642          92,139       98,818
   Taxes other than income taxes ........         33,572       33,360          78,966       75,771
                                              ----------   ----------      ----------   ----------
      Total .............................      1,153,001    1,356,318       3,062,464    3,402,411
                                              ----------   ----------      ----------   ----------
OPERATING INCOME ........................         63,621       69,478         224,213      271,371
                                              ----------   ----------      ----------   ----------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ...        (46,531)     (51,862)        (88,813)     (97,316)
   Other, net ...........................          3,454        7,579           6,054       12,213
                                              ----------   ----------      ----------   ----------
      Total .............................        (43,077)     (44,283)        (82,759)     (85,103)
                                              ----------   ----------      ----------   ----------
INCOME BEFORE INCOME TAXES ..............         20,544       25,195         141,454      186,268
   Income Tax (Expense) Benefit .........         (9,792)       1,590         (56,511)     (63,526)
                                              ----------   ----------      ----------   ----------
NET INCOME ..............................     $   10,752   $   26,785      $   84,943   $  122,742
                                              ==========   ==========      ==========   ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                     JUNE 30,
                                                                                       2005
                                                                   DECEMBER 31,   (AS RESTATED,
                                                                       2004        SEE NOTE 12)
                                                                   ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ...................................    $  140,466     $  379,540
   Accounts and notes receivable, net ..........................       545,348        324,913
   Accrued unbilled revenue ....................................       502,163        147,434
   Accounts and notes receivable - affiliated companies, net ...        11,987        115,236
   Materials and supplies ......................................        25,017         28,134
   Natural gas inventory .......................................       175,784        168,672
   Non-trading derivative assets ...............................        50,219         67,638
   Taxes receivable ............................................       155,155         16,429
   Deferred tax asset ..........................................        12,256             --
   Prepaid expenses ............................................         8,308         10,125
   Other .......................................................        92,160         87,136
                                                                    ----------     ----------
      Total current assets .....................................     1,718,863      1,345,257
                                                                    ----------     ----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...............................     4,296,061      4,400,046
   Less accumulated depreciation ...............................      (461,978)      (502,939)
                                                                    ----------     ----------
      Property, plant and equipment, net .......................     3,834,083      3,897,107
                                                                    ----------     ----------
OTHER ASSETS:
   Goodwill ....................................................     1,740,510      1,744,252
   Other intangibles, net ......................................        19,719         19,033
   Non-trading derivative assets ...............................        17,682         56,349
   Accounts and notes receivable - affiliated companies, net ...        18,197         16,582
   Other .......................................................       118,089        138,123
                                                                    ----------     ----------
      Total other assets .......................................     1,914,197      1,974,339
                                                                    ----------     ----------
TOTAL ASSETS ...................................................    $7,467,143     $7,216,703
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

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                       JUNE 30,
                                                                         2005
                                                     DECEMBER 31,   (AS RESTATED,
                                                         2004        SEE NOTE 12)
                                                     ------------   -------------
CURRENT LIABILITIES:
   Current portion of long-term debt .............    $  366,873     $  325,000
   Accounts payable ..............................       732,853        439,365
   Taxes accrued .................................        77,802         60,292
   Interest accrued ..............................        57,741         57,446
   Customer deposits .............................        60,164         58,994
   Non-trading derivative liabilities ............        26,323         13,124
   Accumulated deferred income taxes, net ........            --          4,311
   Other .........................................       272,996        292,280
                                                      ----------     ----------
      Total current liabilities ..................     1,594,752      1,250,812
                                                      ----------     ----------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ........       640,780        616,726
   Non-trading derivative liabilities ............         6,412          5,873
   Benefit obligations ...........................       128,537        127,874
   Other .........................................       556,819        591,831
                                                      ----------     ----------
      Total other liabilities ....................     1,332,548      1,342,304
                                                      ----------     ----------
LONG-TERM DEBT ...................................     2,000,696      1,999,334
                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
   Common stock ..................................             1              1
   Additional paid-in capital ....................     2,231,906      2,286,638
   Retained earnings .............................       305,291        328,033
   Accumulated other comprehensive income ........         1,949          9,581
                                                      ----------     ----------
      Total stockholder's equity .................     2,539,147      2,624,253
                                                      ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ....    $7,467,143     $7,216,703
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
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------
                                                                      2004        2005
                                                                   ---------   ---------
                                                                 (AS RESTATED, SEE NOTE 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................     $  84,943   $ 122,742
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................        92,139      98,818
      Amortization of deferred financing costs ...............         4,956       4,514
      Deferred income taxes ..................................         4,274     (23,499)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ......       386,956     575,244
         Accounts receivable/payable, affiliates .............       (26,920)     (3,405)
         Inventory ...........................................        24,149       3,995
         Taxes receivable ....................................        32,023     193,458
         Accounts payable ....................................      (148,221)   (293,488)
         Fuel cost recovery ..................................        53,376     (47,220)
         Interest and taxes accrued ..........................        (5,230)    (17,805)
         Net non-trading derivative assets and liabilities ...        (8,347)      1,252
         Other current assets ................................        11,384       3,207
         Other current liabilities ...........................           558      32,857
         Other assets ........................................        (6,155)      4,571
         Other liabilities ...................................       (29,885)    (20,192)
      Other, net .............................................          (970)     (1,362)
                                                                   ---------   ---------
            Net cash provided by operating activities ........       469,030     633,687
                                                                   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................      (104,285)   (148,971)
   Increase in notes receivable from affiliates ..............      (214,176)    (97,653)
   Other, net ................................................        (5,539)     (4,952)
                                                                   ---------   ---------
            Net cash used in investing activities ............      (324,000)   (251,576)
                                                                   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net ....................       (63,000)         --
   Payments of long-term debt ................................            --     (41,873)
   Decrease in notes payable with affiliates .................       (31,985)       (575)
   Debt issuance costs .......................................        (1,676)       (589)
   Dividend to parent ........................................       (12,500)   (100,000)
                                                                   ---------   ---------
            Net cash used in financing activities ............      (109,161)   (143,037)
                                                                   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        35,869     239,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .........        34,447     140,466
                                                                   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...............     $  70,316   $ 379,540
                                                                   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ..................................................     $  84,344   $  90,916
   Income taxes ..............................................        70,939      84,421

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

(5)  GOODWILL AND INTANGIBLES

     Goodwill by reportable business segment is as follows (in millions):

                              DECEMBER 31,   JUNE 30,
                                  2004         2005
                              ------------   --------
Natural Gas Distribution ..      $1,085       $1,085
Pipelines and Gathering ...         601          604
Other Operations ..........          55           55
                                 ------       ------
   Total ..................      $1,741       $1,744
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

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                               --------------------   ------------------
                                                                    2004   2005          2004   2005
                                                                    ----   ----          ----   ----
                                                                             (IN MILLIONS)
Net income .................................................        $11    $27           $85    $123
                                                                    ---    ---           ---    ----
Other comprehensive income:
   Net deferred gain from cash flow hedges .................          8      1            16      10
   Reclassification of deferred gain from cash flow
      hedges realized in net income ........................         (5)    (3)           (7)     (2)
                                                                    ---    ---           ---    ----
Other comprehensive income (loss) ..........................          3     (2)            9       8
                                                                    ---    ---           ---    ----
Comprehensive income .......................................        $14    $25           $94    $131
                                                                    ===    ===           ===    ====

     The following table summarizes the components of accumulated other comprehensive income:

                                                DECEMBER 31,   JUNE 30,
                                                    2004         2005
                                                ------------   --------
                                                     (IN MILLIONS)
Net deferred gain from cash flow hedges .....        $ 2          $10
                                                     ===          ===

(8)  RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                              DECEMBER 31,   JUNE 30,
                                                                                  2004         2005
                                                                              ------------   --------
                                                                                   (IN MILLIONS)
Accounts receivable from affiliates .......................................       $  4         $  4
Accounts payable to affiliates ............................................        (34)         (28)
Notes receivable from affiliates(1) .......................................         42          139
                                                                                  ----         ----
   Accounts and notes receivable -- affiliated companies, net .............       $ 12         $115
                                                                                  ====         ====
Long-term accounts receivable from affiliates .............................       $ 64         $ 65
Long-term accounts payable to affiliates ..................................        (45)         (48)
Long-term notes payable to affiliates .....................................         (1)          --
                                                                                  ----         ----
   Long-term accounts and notes receivable -- affiliated companies, net ...       $ 18         $ 17
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

     The following table summarizes financial data for the Company's reportable business segments:

                                   FOR THE THREE MONTHS ENDED JUNE 30, 2004
                               -----------------------------------------------
                               REVENUES FROM       NET
                                  EXTERNAL     INTERSEGMENT       OPERATING
                                 CUSTOMERS       REVENUES       INCOME (LOSS)
                               -------------   ------------   ----------------
                                                (IN MILLIONS)
Natural Gas Distribution ...     $1,138(1)         $--              $23
Pipelines and Gathering ....         79(2)          34               42
Other Operations ...........         --              2               (1)
Eliminations ...............         --            (36)              --
                                 ------            ---              ---
Consolidated ...............     $1,217            $--              $64
                                 ======            ===              ===

                                   FOR THE THREE MONTHS ENDED JUNE 30, 2005
                               -----------------------------------------------
                               REVENUES FROM       NET
                                  EXTERNAL     INTERSEGMENT       OPERATING
                                 CUSTOMERS       REVENUES       INCOME (LOSS)
                               -------------   ------------   ----------------
                                                (IN MILLIONS)
Natural Gas Distribution ...       $1,339          $  1             $19
Pipelines and Gathering ....           87            38              52
Other Operations ...........           --             1              (2)
Eliminations ...............           --           (40)             --
                                   ------          ----             ---
Consolidated ...............       $1,426          $ --             $69
                                   ======          ====             ===

                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                               -----------------------------------------------
                               REVENUES FROM       NET                            TOTAL ASSETS
                                  EXTERNAL     INTERSEGMENT       OPERATING      AS OF DECEMBER
                                 CUSTOMERS       REVENUES       INCOME (LOSS)       31, 2004
                               -------------   ------------   ----------------   --------------
                                                         (IN MILLIONS)
Natural Gas Distribution ...      $3,142 (1)       $  1             $140             $4,732
Pipelines and Gathering ....         145 (2)         71               87              2,637
Other Operations ...........          --              5               (3)               792
Eliminations ...............          --            (77)              --               (694)
                                  ------           ----             ----             ------
Consolidated ...............      $3,287           $ --             $224             $7,467
                                  ======           ====             ====             ======

                                  FOR THE SIX MONTHS ENDED JUNE 30, 2005
                               --------------------------------------------
                               REVENUES FROM       NET                         TOTAL ASSETS
                                  EXTERNAL     INTERSEGMENT     OPERATING     AS OF JUNE 30,
                                 CUSTOMERS       REVENUES     INCOME (LOSS)        2005
                               -------------   ------------   -------------   --------------
                                                         (IN MILLIONS)
Natural Gas Distribution ...      $3,500           $  3           $158           $ 4,729
Pipelines and Gathering ....         171             75            116             2,798
Other Operations ...........           3              3             (3)            1,069
Eliminations ...............          --            (81)            --            (1,379)
                                  ------           ----           ----           -------
Consolidated ...............      $3,674           $ --           $271           $ 7,217
                                  ======           ====           ====           =======

----------
(1) Sales to Texas Genco for the three and six months ended June 30, 2004 of $10 million and $16 million, respectively, have been reclassified from sales to affiliates to revenues from external customers due to the sale of Texas Genco by CenterPoint Energy.

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

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                    ---------------------------   -------------------------
                                            2004   2005                  2004   2005
                                            ----   ----                  ----   ----
                                                         (IN MILLIONS)
Service cost.....................           $ 1    $ 1                   $ 1    $ 1
Interest cost....................             3      2                     5      4
Expected return on plan assets...            (1)    (1)                   (1)    (1)
Net amortization.................            --     --                     1      1
Other ...........................            --     --                     1     --
                                            ---    ----                  ---    ---
   Net periodic cost.............           $ 3    $ 2                   $ 7    $ 5
                                            ===    ====                  ===    ===

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $16 million to its postretirement benefits plan in 2005. As of June 30, 2005, $5 million has been contributed.

(12) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three- and six- month periods ended June 30, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three and six months ended June 30, 2004 were each overstated by approximately $107 million and $233 million, respectively. For the three and six months ended June 30, 2005, revenues and natural gas expenses were each overstated by approximately $90 million and $257 million, respectively, for the same reason. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income or net cash flows for the three and six months ended June 30, 2004 and 2005.

     A summary of the significant effects of the restatement is as follows:

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30, 2004                 JUNE 30, 2004
                                         ---------------------------   ---------------------------
                                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                         -----------   -------------   -----------   -------------
                                                               (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues..............................      $1,217         $1,324         $3,287         $3,520
Expenses: Natural gas.................         904          1,011          2,540          2,773
Total Expenses........................       1,153          1,260          3,063          3,296

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30, 2005                 JUNE 30, 2005
                                         ---------------------------   ---------------------------
                                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                         -----------   -------------   -----------   -------------
                                                               (IN MILLIONS)
STATEMENTS OF CONSOLIDATED INCOME:
Revenues..............................      $1,426         $1,516         $3,674         $3,931
Expenses: Natural gas.................       1,103          1,193          2,884          3,141
Total Expenses........................       1,357          1,447          3,403          3,660

                                                        AS OF JUNE 30, 2005
                                                    ---------------------------
                                                                  AS PREVIOUSLY
                                                    AS RESTATED      REPORTED
                                                    -----------   -------------
                                                           (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
   Accounts receivable, net......................      $  325         $  376
   Total current assets..........................       1,345          1,395
   Total assets..................................       7,217          7,267
   Accounts payable..............................         439            489
   Total current liabilities.....................       1,251          1,301
   Total liabilities and stockholder's equity....       7,217          7,267

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

     The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2004 and the three and six months ended June 30, 2005. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2004 filed on March 24, 2005 (CERC Corp. Form 10-K), as amended by Amendment No. 1 thereto filed on August 29, 2005 and by Amendment No. 2 thereto filed on January 10, 2006 (CERC Corp. Form 10-K/A).

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

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by, among other things, seasonal fluctuations in the demand for natural gas and price movements of energy commodities, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" beginning on page 25 in Item 5 of
Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 11, 2005 and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which is incorporated herein by reference.

     The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   -------------------------
                                               2004     2005                2004     2005
                                              ------   ------              ------   ------
                                                             (IN MILLIONS)
Revenues ............................         $1,217   $1,426              $3,287   $3,674
                                              ------   ------              ------   ------
Expenses:
   Natural gas ......................            904    1,103               2,540    2,884
   Operation and maintenance ........            170      171                 352      344
   Depreciation and amortization ....             45       50                  92       99
   Taxes other than income taxes ....             34       33                  79       76
                                              ------   ------              ------   ------
      Total Expenses ................          1,153    1,357               3,063    3,403
                                              ------   ------              ------   ------
Operating Income ....................             64       69                 224      271
Interest and Other Finance Charges ..            (47)     (52)                (89)     (97)
Other Income, net ...................              3        8                   6       12
                                              ------   ------              ------   ------
Income Before Income Taxes ..........             20       25                 141      186
Income Tax (Expense) Benefit ........             (9)       2                 (56)     (63)
                                              ------   ------              ------   ------
Net Income ..........................         $   11   $   27              $   85   $  123
                                              ======   ======              ======   ======

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

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three and six months ended June 30, 2004 and 2005. Some amounts from the previous year have been reclassified to conform to the 2005 presentation of the financial statements. These reclassifications do not affect consolidated net income. For information regarding factors that may affect the future results of operations of our business segments, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses," "-- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 25 in
Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 11, 2005.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2004 and 2005:

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                                    2004          2005           2004         2005
                                                 ----------   ------------    ----------   ----------
                                                         (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues ...................................     $    1,138   $    1,340      $    3,143   $    3,503
                                                 ----------   ----------      ----------   ----------
Expenses:
   Natural gas .............................            920        1,123           2,583        2,931
   Operation and maintenance ...............            133          133             283          273
   Depreciation and amortization ...........             35           39              70           77
   Taxes other than income taxes ...........             27           26              67           64
                                                 ----------   ----------      ----------   ----------
      Total expenses .......................          1,115        1,321           3,003        3,345
                                                 ----------   ----------      ----------   ----------
Operating Income ...........................     $       23   $       19      $      140   $      158
                                                 ==========   ==========      ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential .............................             21           21             106           98
   Commercial and industrial ...............             49           43             132          120
   Non-rate regulated ......................            167          148             306          331
   Elimination (1) .........................            (63)         (29)            (73)         (78)
                                                 ----------   ----------      ----------   ----------
      Total Throughput .....................            174          183             471          471
                                                 ==========   ==========      ==========   ==========
Average number of customers:
   Residential .............................      2,793,297    2,833,773       2,802,379    2,842,645
   Commercial and industrial ...............        242,111      246,032         244,388      247,429
   Non-rate regulated ......................          6,265        6,533           6,228        6,522
                                                 ----------   ----------      ----------   ----------
      Total ................................      3,041,673    3,086,338       3,052,995    3,096,596
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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for the three and six months ended June 30, 2004 and 2005:

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ----------------------------   -------------------------
                                              2004   2005                   2004   2005
                                              ----   ----                   ----   ----
                                                            (IN MILLIONS)
Revenues ..........................           $113   $125                   $216   $246
                                              ----   ----                   ----   ----
Expenses:
   Natural gas ....................             18     18                     28     25
   Operation and maintenance ......             37     40                     70     74
   Depreciation and amortization ..             11     11                     22     22
   Taxes other than income taxes ..              5      4                      9      9
                                              ----   ----                   ----   ----
      Total expenses ..............             71     73                    129    130
                                              ----   ----                   ----   ----
Operating Income ..................           $ 42   $ 52                   $ 87   $116
                                              ====   ====                   ====   ====

Throughput (in Bcf):
   Natural Gas Sales ..............              4      3                      7      4
   Transportation .................            207    230                    477    501
   Gathering ......................             79     87                    154    170
   Elimination (1) ................             (3)    (2)                    (5)    (3)
                                              ----   ----                   ----   ----
      Total Throughput ............            287    318                    633    672
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

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CERC Corp. Form 10-K, which is incorporated herein by reference, and "Risk Factors" beginning on page 25 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 11, 2005.

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

     -    various regulatory actions; and

     - various of the risks identified in "Risk Factors" beginning on page 25 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed on August 11, 2005.

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

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements in the CERC Corp. Form 10-K. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three and six months ended June 30, 2004 were each overstated by approximately $107 million and $233 million, respectively. For the three and six months ended June 30, 2005, revenues and natural gas expenses were each overstated by approximately $90 million and $257 million, respectively, for the same reason and management concluded that a restatement of the consolidated financial statements for the three and six months ended June 30, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended June 30, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed on August 11, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

                                                                      REPORT OR              SEC FILE OR
EXHIBIT                                                              REGISTRATION            REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER      REFERENCE
-------                     -----------                              ------------            ------------   ---------
  3.1.1   -    Certificate of Incorporation of RERC        Form 10-K for the year ended         1-13265      3(a)(1)
               Corp.                                       December 31, 1997

  3.1.2   -    Certificate of Merger merging former        Form 10-K for the year ended         1-13265      3(a)(2)
               NorAm Energy Corp. with and into HI         December 31, 1997
               Merger, Inc. dated August 6, 1997

  3.1.3   -    Certificate of Amendment changing the       Form 10-K for the year ended         1-13265      3(a)(3)
               name to Reliant Energy Resources Corp.      December 31, 1998

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
               CERC Corp. Form 10-K. Item 1 "Business --
               Regulation" and "-- Environmental
               Matters," Item 3 "Legal Proceedings" and
               Item 7 "Management's Narrative Analysis
               of the Results of Operations -- Certain
               Factors Affecting Future Earnings" and
               Notes 2(e) (Regulatory Assets and
               Liabilities), 3 (Regulatory Matters), 5
               (Derivative Instruments), 9 (Commitments
               and Contingencies) and 12 (Reportable
               Business Segments).

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

                                        CENTERPOINT ENERGY RESOURCES CORP.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX


     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed on August 11, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

                                                                      REPORT OR              SEC FILE OR
EXHIBIT                                                              REGISTRATION            REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER      REFERENCE
-------                     -----------                              ------------            ------------   ---------
  3.1.1   -    Certificate of Incorporation of RERC        Form 10-K for the year ended         1-13265      3(a)(1)
               Corp.                                       December 31, 1997

  3.1.2   -    Certificate of Merger merging former        Form 10-K for the year ended         1-13265      3(a)(2)
               NorAm Energy Corp. with and into HI         December 31, 1997
               Merger, Inc. dated August 6, 1997

  3.1.3   -    Certificate of Amendment changing the       Form 10-K for the year ended         1-13265      3(a)(3)
               name to Reliant Energy Resources Corp.      December 31, 1998

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
               CERC Corp. Form 10-K. Item 1 "Business --
               Regulation" and "-- Environmental
               Matters," Item 3 "Legal Proceedings" and
               Item 7 "Management's Narrative Analysis
               of the Results of Operations -- Certain
               Factors Affecting Future Earnings" and
               Notes 2(e) (Regulatory Assets and
               Liabilities), 3 (Regulatory Matters), 5
               (Derivative Instruments), 9 (Commitments
               and Contingencies) and 12 (Reportable
               Business Segments).