Form 10-Q/A
period 2005-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-01-10
CIK 1042773

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
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

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

                                EXPLANATORY NOTE

     CenterPoint Energy Resources Corp. (CERC Corp. or the Company) hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of its Quarterly Report on Form 10-Q for the period ended September 30, 2005 as originally filed on November 9, 2005 (Form 10-Q) to reflect the restatement of the Company's unaudited condensed consolidated financial statements as discussed in Note 12. Contemporaneously with the filing of this Amendment No. 1 to the Form 10-Q on this Form 10-Q/A, the Company is filing Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

                       CENTERPOINT ENERGY RESOURCES CORP.
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements...........................................    1
            Condensed Statements of Consolidated Operations
               Three Months and Nine Months Ended September 30, 2004 and 2005
               (unaudited) (as restated)........................................    1
            Condensed Consolidated Balance Sheets
               December 31, 2004 and September 30, 2005 (unaudited)
               (as restated)....................................................    2
            Condensed Statements of Consolidated Cash Flows
               Nine Months Ended September 30, 2004 and 2005 (unaudited)
               (as restated)....................................................    4
            Notes to Unaudited Condensed Consolidated Financial Statements......    5
         Item 2. Management's Narrative Analysis of the Results of Operations...   17
         Item 4. Controls and Procedures........................................   26

PART II. OTHER INFORMATION
         Item 6. Exhibits.......................................................   28

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     -    other factors we discuss in "Risk Factors" beginning on page 26 in
          Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 9, 2005.

     Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                            ------------------   -----------------
                                              2004      2005      2004      2005
                                            -------   --------   ------   --------
                                                  (AS RESTATED, SEE NOTE 12)
REVENUES ................................   $1,117     $1,587    $4,404    $5,261
                                            ------     ------    ------    ------
EXPENSES:
   Natural gas ..........................      826      1,277     3,366     4,161
   Operation and maintenance ............      184        188       536       532
   Depreciation and amortization ........       47         50       139       149
   Taxes other than income taxes ........       28         32       107       108
                                            ------     ------    ------    ------
      Total .............................    1,085      1,547     4,148     4,950
                                            ------     ------    ------    ------
OPERATING INCOME ........................       32         40       256       311
                                            ------     ------    ------    ------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ...      (45)       (39)     (134)     (136)
   Other, net ...........................        4          6        10        18
                                            ------     ------    ------    ------
      Total .............................      (41)       (33)     (124)     (118)
                                            ------     ------    ------    ------
INCOME (LOSS) BEFORE INCOME TAXES .......       (9)         7       132       193
   Income Tax (Expense) Benefit .........        7         (3)      (49)      (66)
                                            ------     ------    ------    ------
NET INCOME (LOSS) .......................   $   (2)    $    4    $   83    $  127
                                            ======     ======    ======    ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  SEPTEMBER 30,
                                                                                       2005
                                                                   DECEMBER 31,   (AS RESTATED,
                                                                       2004        SEE NOTE 12)
                                                                   ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ...................................      $  141         $  107
   Accounts and notes receivable, net ..........................         545            503
   Accrued unbilled revenue ....................................         502            189
   Accounts and notes receivable - affiliated companies, net ...          12             --
   Materials and supplies ......................................          25             32
   Natural gas inventory .......................................         176            318
   Non-trading derivative assets ...............................          50            195
   Taxes receivable ............................................         155              1
   Deferred tax asset ..........................................          12              2
   Prepaid expenses ............................................           9             10
   Other .......................................................          92            233
                                                                      ------         ------
      Total current assets .....................................       1,719          1,590
                                                                      ------         ------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...............................       4,296          4,508
   Less accumulated depreciation ...............................        (462)          (524)
                                                                      ------         ------
      Property, plant and equipment, net .......................       3,834          3,984
                                                                      ------         ------
OTHER ASSETS:
   Goodwill, net ...............................................       1,741          1,744
   Other intangibles, net ......................................          20             19
   Non-trading derivative assets ...............................          18            108
   Accounts and notes receivable - affiliated companies, net ...          18             16
   Other .......................................................         117            138
                                                                      ------         ------
      Total other assets .......................................       1,914          2,025
                                                                      ------         ------
TOTAL ASSETS ...................................................      $7,467         $7,599
                                                                      ======         ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                               SEPTEMBER 30,
                                                                                    2005
                                                                DECEMBER 31,   (AS RESTATED,
                                                                    2004        SEE NOTE 12)
                                                                ------------   -------------
CURRENT LIABILITIES:
   Current portion of long-term debt ........................      $  367          $    6
   Accounts payable .........................................         733             708
   Accounts and notes payable - affiliated companies, net ...          --              13
   Taxes accrued ............................................          78              63
   Interest accrued .........................................          58              46
   Customer deposits ........................................          60              60
   Non-trading derivative liabilities .......................          26              89
   Accumulated deferred income taxes, net ...................          --               2
   Other ....................................................         273             559
                                                                   ------          ------
      Total current liabilities .............................       1,595           1,546
                                                                   ------          ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...................         641             637
   Non-trading derivative liabilities .......................           6              14
   Benefit obligations ......................................         128             129
   Other ....................................................         557             659
                                                                   ------          ------
      Total other liabilities ...............................       1,332           1,439
                                                                   ------          ------
LONG-TERM DEBT ..............................................       2,001           1,986
                                                                   ------          ------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

STOCKHOLDER'S EQUITY:
   Common stock .............................................          --              --
   Additional paid-in capital ...............................       2,232           2,292
   Retained earnings ........................................         305             332
   Accumulated other comprehensive income ...................           2               4
                                                                   ------          ------
      Total stockholder's equity ............................       2,539           2,628
                                                                   ------          ------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............      $7,467          $7,599
                                                                   ======          ======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                        2004    2005
                                                                                       -----   -----
                                                                                 (AS RESTATED, SEE NOTE 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................            $  83   $ 127
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .......................................              139     149
      Amortization of deferred financing costs ............................                7       6
      Deferred income taxes ...............................................                9      (2)
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ...................              387     355
         Accounts receivable/payable, affiliates ..........................              (23)    (10)
         Inventory ........................................................              (86)   (140)
         Taxes receivable .................................................               21     214
         Accounts payable .................................................             (183)    (10)
         Fuel cost recovery ...............................................               43     (69)
         Interest and taxes accrued .......................................               (3)    (26)
         Net non-trading derivative assets and liabilities ................              (18)      6
         Margin deposits, net .............................................               15      78
         Short-term risk management activities, net .......................                1     (19)
         Other current assets .............................................              (23)    (41)
         Other current liabilities ........................................               (4)     65
         Other assets .....................................................               (6)      6
         Other liabilities ................................................               (8)     --
      Other, net ..........................................................               (3)     (2)
                                                                                       -----   -----
            Net cash provided by operating activities .....................              348     687
                                                                                       -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................             (170)   (280)
   Decrease (increase) in notes receivable from affiliates ................              (83)     38
   Other, net .............................................................               (4)     (5)
                                                                                       -----   -----
            Net cash used in investing activities .........................             (257)   (247)
                                                                                       -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term borrowings, net .................................              (63)     --
   Payments of long-term debt .............................................               --    (372)
   Decrease in notes payable with affiliates ..............................              (32)     (1)
   Debt issuance costs ....................................................               (2)     (1)
   Dividend to parent .....................................................              (12)   (100)
                                                                                       -----   -----
            Net cash used in financing activities .........................             (109)   (474)
                                                                                       -----   -----
NET DECREASE IN CASH AND CASH EQUIVALENTS .................................              (18)    (34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......................               34     141
                                                                                       -----   -----
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............................            $  16   $ 107
                                                                                       =====   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ...............................................................            $ 137   $ 142
   Income taxes ...........................................................               73      91

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices,
(c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

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

(5)  GOODWILL AND INTANGIBLES

     Goodwill by reportable business segment is as follows (in millions):

                               DECEMBER 31,   SEPTEMBER 30,
                                   2004          2005
                               ------------   -------------
Natural Gas Distribution ...      $1,085          $1,085
Pipelines and Gathering ....         601             604
Other Operations ...........          55              55
                                  ------          ------
   Total ...................      $1,741          $1,744
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

     The components of the Company's other intangible assets consist of the following:

                          DECEMBER 31, 2004        SEPTEMBER 30, 2005
                      -----------------------   -----------------------
                      CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                      --------   ------------   --------   ------------
                                        (IN MILLIONS)
Land use rights ...      $ 7          $(3)         $ 7        $ (3)
Other .............       21           (5)          22          (7)
                         ---          ---          ---        ----
Total .............      $28          $(8)         $29        $(10)
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

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                                 FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                 --------------------   -------------------
                                                                      2004   2005           2004   2005
                                                                      ----   ----           ----   ----
                                                                                (IN MILLIONS)
Net income (loss) ............................................        $(2)   $ 4            $ 83   $127
                                                                      ---    ---            ----   ----
Other comprehensive income (loss):
   Net deferred gain from cash flow hedges ...................         17      1              34     11
   Reclassification of deferred gain from cash flow hedges
      realized in net income .................................         (6)    (7)            (14)    (9)
                                                                      ---    ---            ----   ----
Other comprehensive income (loss) ............................         11     (6)             20      2
                                                                      ---    ---            ----   ----
Comprehensive income (loss) ..................................        $ 9    $(2)           $103   $129
                                                                      ===    ===            ====   ====

     The following table summarizes the components of accumulated other comprehensive income:

                                              DECEMBER 31,   SEPTEMBER 30,
                                                  2004           2005
                                              ------------   -------------
                                                      (IN MILLIONS)
Net deferred gain from cash flow hedges...          $2             $4
                                                   ===            ===

(8)  RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                 2004            2005
                                                                             ------------   --------------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates ......................................       $  4            $ 11
Accounts payable to affiliates ...........................................        (34)            (28)
Notes receivable from affiliates(1) ......................................         42               4
                                                                                 ----            ----
   Accounts and notes receivable/(payable) -- affiliated companies, net ..       $ 12            $(13)
                                                                                 ====            ====
Long-term accounts receivable from affiliates ............................       $ 64            $ 64
Long-term accounts payable to affiliates .................................        (45)            (48)
Long-term notes payable to affiliates ....................................         (1)             --
                                                                                 ----            ----
   Long-term accounts and notes receivable -- affiliated companies, net ..       $ 18            $ 16
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

     The following tables summarize financial data for the Company's reportable business segments:

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                               ---------------------------------------------
                                REVENUES FROM       NET
                                   EXTERNAL     INTERSEGMENT     OPERATING
                                  CUSTOMERS       REVENUES     INCOME (LOSS)
                                -------------   ------------   -------------
                                                (IN MILLIONS)
Natural Gas Distribution....        $1,044          $  3            $(2)
Pipelines and Gathering.....            73            35             35
Other Operations............            --             1             (1)
Eliminations................            --           (39)            --
                                    ------          ----            ---
Consolidated................        $1,117          $ --            $32
                                    ======          ====            ===

                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                               ---------------------------------------------
                                REVENUES FROM        NET
                                   EXTERNAL     INTERSEGMENT     OPERATING
                                  CUSTOMERS       REVENUES     INCOME (LOSS)
                                -------------   ------------   -------------
                                                (IN MILLIONS)
Natural Gas Distribution....        $1,506          $ --            $(12)
Pipelines and Gathering.....            81            35              52
Other Operations............            --             2              --
Eliminations................            --           (37)             --
                                    ------          ----            ----
Consolidated................        $1,587          $ --            $ 40
                                    ======          ====            ====

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                               --------------------------------------------
                               REVENUES FROM        NET                       TOTAL ASSETS AS
                                  EXTERNAL     INTERSEGMENT     OPERATING       OF DECEMBER
                                 CUSTOMERS       REVENUES     INCOME (LOSS)       31, 2004
                               -------------   ------------   -------------   ---------------
                                                        (IN MILLIONS)
Natural Gas Distribution....       $4,187         $   3           $137            $4,732
Pipelines and Gathering.....          217           107            123             2,637
Other Operations............           --             6             (4)              792
Eliminations................           --          (116)            --              (694)
                                   ------         -----           ----            ------
Consolidated................       $4,404         $  --           $256            $7,467
                                   ======         =====           ====            ======

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                               --------------------------------------------
                               REVENUES FROM        NET                       TOTAL ASSETS AS
                                  EXTERNAL     INTERSEGMENT     OPERATING       OF SEPTEMBER
                                 CUSTOMERS       REVENUES     INCOME (LOSS)       30, 2005
                               -------------   ------------   -------------   ---------------
                                                        (IN MILLIONS)
Natural Gas Distribution....       $5,006         $   3           $146            $ 5,262
Pipelines and Gathering.....          252           110            168              2,925
Other Operations............            3             5             (3)               603
Eliminations................           --          (118)            --             (1,191)
                                   ------         -----           ----            -------
Consolidated................       $5,261         $  --           $311            $ 7,599
                                   ======         =====           ====            =======

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                    ------------------   -----------------
                                        2004   2005         2004   2005
                                        ----   ----         ----   ----
                                                 (IN MILLIONS)
Service cost.....................        $--    $--         $ 1    $ 1
Interest cost....................          3      2           8      6
Expected return on plan assets...         --     --          (1)    (1)
Net amortization.................         --     --           1      1
Other............................         --      1           1      1
                                         ---    ---         ---    ---
   Net periodic cost.............        $ 3    $ 3         $10    $ 8
                                         ===    ===         ===    ===

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $16 million to its postretirement benefits plan in 2005. As of September 30, 2005, $8 million has been contributed.

(12) RESTATEMENT

     Subsequent to the issuance of its condensed consolidated financial statements for the three- and nine- month periods ended September 30, 2004 and 2005, the Company determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within the Company's Natural Gas Distribution segment were not properly eliminated in the Company's consolidated financial statements. Consequently, revenues and natural gas expenses for the three and nine months ended September 30, 2004 were each overstated by approximately $102 million and $335 million, respectively. For the three and nine months ended September 30, 2005, revenues and natural gas expenses were each overstated by approximately $145 million and $402 million, respectively, for the same reason. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported to reflect the elimination of interdivision purchases and sales of natural gas. There was no effect on the Company's previously reported operating income, net income or net cash flows for the three and nine months ended September 30, 2004 and 2005.

     A summary of the significant effects of the restatement is as follows:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2004            SEPTEMBER 30, 2004
                                             ---------------------------   ---------------------------
                                                           AS PREVIOUSLY                 AS PREVIOUSLY
                                             AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                             -----------   -------------   -----------   -------------
                                                                   (IN MILLIONS)
STATEMENTS OF CONSOLIDATED OPERATIONS:
Revenues .................................      $1,117         $1,219         $4,404         $4,739
Expenses: Natural gas ....................         826            928          3,366          3,701
Total Expenses ...........................       1,085          1,187          4,148          4,483

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2005            SEPTEMBER 30, 2005
                                             ---------------------------   ---------------------------
                                                           AS PREVIOUSLY                 AS PREVIOUSLY
                                             AS RESTATED      REPORTED     AS RESTATED      REPORTED
                                             -----------   -------------   -----------   -------------
                                                                   (IN MILLIONS)
STATEMENTS OF CONSOLIDATED OPERATIONS:
Revenues .................................      $1,587         $1,732         $5,261         $5,663
Expenses: Natural gas ....................       1,277          1,422          4,161          4,563
Total Expenses ...........................       1,547          1,692          4,950          5,352

                                                    AS OF SEPTEMBER 30, 2005
                                                  ---------------------------
                                                                AS PREVIOUSLY
                                                  AS RESTATED      REPORTED
                                                  -----------   -------------
                                                         (IN MILLIONS)
CONSOLIDATED BALANCE SHEETS:
Accounts receivable, net ......................      $  503         $  587
Total current assets ..........................       1,590          1,666
Total assets ..................................       7,599          7,675
Accounts payable ..............................         708            784
Total current liabilities .....................       1,546          1,622
Total liabilities and stockholder's equity ....       7,599          7,675

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

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by, among other things, seasonal fluctuations in the demand for natural gas and price movements of energy commodities, the actions of various federal, state and municipal governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" beginning on page 26 in Item 5 of
Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 9, 2005 and "Management's Narrative Analysis of the Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CERC Corp. Form 10-K, which is incorporated herein by reference.

     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------   -------------------------------
                                                 2004     2005                      2004     2005
                                                ------   ------                    ------   ------
                                                                   (IN MILLIONS)
Revenues ............................           $1,117   $1,587                    $4,404   $5,261
                                                ------   ------                    ------   ------
Expenses:
   Natural gas ......................              826    1,277                     3,366    4,161
   Operation and maintenance ........              184      188                       536      532
   Depreciation and amortization ....               47       50                       139      149
   Taxes other than income taxes ....               28       32                       107      108
                                                ------   ------                    ------   ------
      Total Expenses ................            1,085    1,547                     4,148    4,950
                                                ------   ------                    ------   ------
Operating Income ....................               32       40                       256      311
Interest and Other Finance Charges ..              (45)     (39)                     (134)    (136)
Other Income, net ...................                4        6                        10       18
                                                ------   ------                    ------   ------
Income (Loss) Before Income Taxes ...               (9)       7                       132      193
Income Tax (Expense) Benefit ........                7       (3)                      (49)     (66)
                                                ------   ------                    ------   ------
Net Income (Loss) ...................           $   (2)  $    4                    $   83   $  127
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

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following tables present operating income for our Natural Gas Distribution and Pipelines and Gathering business segments for the three and nine months ended September 30, 2004 and 2005. For information regarding factors that may affect the future results of operations of our business segments, please read "Risk Factors -- Principal Risk Factors Associated with Our Businesses," " -- Risk Factors Associated with Our Consolidated Financial Condition" and "-- Other Risks" beginning on page 26 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 9, 2005.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2004 and 2005:

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------   -------------------------------
                                                        2004         2005                 2004         2005
                                                     ----------   ----------           ----------   ----------
                                                                (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues ....................................        $    1,047   $    1,506           $    4,190   $    5,009
                                                     ----------   ----------           ----------   ----------
Expenses:
   Natural gas ..............................               857        1,311                3,441        4,242
   Operation and maintenance ................               133          141                  416          414
   Depreciation and amortization ............                36           39                  106          116
   Taxes other than income taxes ............                23           27                   90           91
                                                     ----------   ----------           ----------   ----------
      Total expenses ........................             1,049        1,518                4,053        4,863
                                                     ----------   ----------           ----------   ----------
Operating Income (Loss) .....................        $       (2)  $      (12)          $      137   $      146
                                                     ==========   ==========           ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential ..............................                15            9                  121          107
   Commercial and industrial ................                39           38                  171          158
   Non-rate regulated .......................               113          160                  419          491
   Elimination (1) ..........................               (32)         (26)                (105)        (104)
                                                     ----------   ----------           ----------   ----------
      Total Throughput ......................               135          181                  606          652
                                                     ==========   ==========           ==========   ==========
Average number of customers:
   Residential ..............................         2,777,212    2,820,629            2,791,722    2,835,306
   Commercial and industrial ................           242,111      244,249              245,895      246,370
   Non-rate regulated .......................             6,249        6,515                6,234        6,520
                                                     ----------   ----------           ----------   ----------
      Total .................................         3,025,572    3,071,393            3,043,851    3,088,196
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

PIPELINES AND GATHERING

     The following table provides summary data of our Pipelines and Gathering business segment for the three and nine months ended September 30, 2004 and 2005:

                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------   -------------------------------
                                                  2004   2005                       2004   2005
                                                  ----   ----                       ----   ----
                                                                  (IN MILLIONS)
Revenues ...........................              $108   $116                       $324   $362
                                                  ----   ----                       ----   ----
Expenses:
   Natural gas .....................                 6     --                         33     25
   Operation and maintenance .......                52     47                        122    121
   Depreciation and amortization ...                11     12                         33     34
   Taxes other than income taxes ...                 4      5                         13     14
                                                  ----   ----                       ----   ----
    Total expenses .................                73     64                        201    194
                                                  ----   ----                       ----   ----
Operating Income ...................              $ 35   $ 52                       $123   $168
                                                  ====   ====                       ====   ====
Throughput (in Bcf):
  Natural Gas Sales ................                 1     --                          8      4
  Transportation ...................               181    199                        658    700
  Gathering ........................                79     92                        233    262
  Elimination (1) ..................                --     (1)                        (5)    (4)
                                                  ----   ----                       ----   ----
     Total Throughput ..............               261    290                        894    962
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

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CERC Corp. Form 10-K, which is incorporated herein by reference, and "Risk Factors" beginning on page 26 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 9, 2005.

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

     - restoration costs and revenues losses resulting from natural disasters such as hurricanes; and

     - various of the risks identified under "Risk Factors" beginning on page 26 in Item 5 of Part II of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed on November 9, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we have re-evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, solely because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2005. This conclusion is different than the conclusion disclosed in the original filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 in which management concluded that our disclosure controls and procedures were effective. As a result of the material weakness described below, which was identified subsequent to the original filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005, management has re-evaluated the effectiveness of our disclosure controls and procedures.

     We determined that, during 2004 and 2005, certain transactions involving purchases and sales of natural gas among divisions within our Natural Gas Distribution segment were not properly eliminated in the consolidated financial statements. Consequently, revenues and natural gas expenses during the three and nine months ended September 30, 2004 were each overstated by approximately $102 million and $335 million, respectively. For the three and nine months ended September 30, 2005, revenues and natural gas expenses were each overstated by approximately $145 million and $402 million, respectively, for the same reason and management concluded that a restatement of the consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 was necessary to correct this error. Subsequent to the period covered by this report, in connection with the discovery of the error described above and the conclusion that we had a material weakness in our internal control over financial reporting related to ineffective controls over the process of eliminating certain interdivision purchases and sales of natural gas within our Natural Gas Distribution segment in the consolidation process, we improved procedures related to the recording and reporting of purchases and sales of natural gas, including increased review and approval controls by senior financial personnel over the personnel that will prepare the accruals and enhanced analysis of the recorded activity, including ensuring that intercompany activity is properly eliminated in consolidation.

     There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date of filing our original Quarterly Report on Form 10-Q for the period ended September 30, 2005, we took the remedial action described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed on November 9, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

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

  3.1.3   -    Certificate of Amendment changing the       Form 10-K for the year ended         1-13265      3(a)(3)
               name to Reliant Energy Resources Corp.      December 31, 1998

  3.1.4   -    Certificate of Amendment changing the       Form 10-Q for the quarter ended      1-13265      3(a)(4)
               name to CenterPoint Energy Resources        June 30, 2003
               Corp.

    3.2   -    Bylaws of RERC Corp.                        Form 10-K for the year ended         1-13265      3(b)
                                                           December 31, 1997

    4.1   -    $400,000,000 Credit Agreement, dated as     Form 8-K dated June 29, 2005         1-13265      4.1
               of June 30, 2005, among CERC Corp., as
               Borrower, and the Initial Lenders named
               therein, as Initial Lenders

 ++18.1   -    Preferability Letter re: Change in
               Accounting Principle

  +31.1   -    Rule 13a-14(a)/15d-14(a) Certification of
               David M. McClanahan

  +31.2   -    Rule 13a-14(a)/15d-14(a) Certification of
               Gary L. Whitlock

  +32.1   -    Section 1350 Certification of David M.
               McClanahan

  +32.2   -    Section 1350 Certification of Gary L.
               Whitlock

 ++99.1   -    Items incorporated by reference from the
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

                                        CENTERPOINT ENERGY RESOURCES CORP.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: January 10, 2006

                                 EXHIBIT INDEX

     Exhibits included with this report are designated by a cross (+); exhibits previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2005 as filed on November 9, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Resources Corp.

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

  3.1.3   -    Certificate of Amendment changing the       Form 10-K for the year ended         1-13265      3(a)(3)
               name to Reliant Energy Resources Corp.      December 31, 1998

  3.1.4   -    Certificate of Amendment changing the       Form 10-Q for the quarter ended      1-13265      3(a)(4)
               name to CenterPoint Energy Resources        June 30, 2003
               Corp.

    3.2   -    Bylaws of RERC Corp.                        Form 10-K for the year ended         1-13265      3(b)
                                                           December 31, 1997

    4.1   -    $400,000,000 Credit Agreement, dated as     Form 8-K dated June 29, 2005         1-13265      4.1
               of June 30, 2005, among CERC Corp., as
               Borrower, and the Initial Lenders named
               therein, as Initial Lenders

 ++18.1   -    Preferability Letter re: Change in
               Accounting Principle

  +31.1   -    Rule 13a-14(a)/15d-14(a) Certification of
               David M. McClanahan

  +31.2   -    Rule 13a-14(a)/15d-14(a) Certification of
               Gary L. Whitlock

  +32.1   -    Section 1350 Certification of David M.
               McClanahan

  +32.2   -    Section 1350 Certification of Gary L.
               Whitlock

 ++99.1   -    Items incorporated by reference from the
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