Form 10-Q
period 2006-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-05-12
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     As of May 1, 2006, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements.....................................    1
            Condensed Statements of Consolidated Income
               Three Months Ended March 31, 2005 and 2006 (unaudited)......    1
            Condensed Consolidated Balance Sheets
               December 31, 2005 and March 31, 2006 (unaudited)............    2
            Condensed Statements of Consolidated Cash Flows
               Three Months Ended March 31, 2005 and 2006 (unaudited)......    4
            Notes to Unaudited Condensed Consolidated Financial
               Statements..................................................    5
         Item 2.  Management's Narrative Analysis of the Results of
            Operations.....................................................   15
         Item 4.  Controls and Procedures..................................   23

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings........................................   23
         Item 1A. Risk Factors.............................................   23
         Item 5.  Other Information........................................   23
         Item 6.  Exhibits.................................................   23

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

     - the ability of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) and its subsidiaries to satisfy its obligations to us or in connection with the contractual arrangements pursuant to which we are a guarantor;

     -    our ability to control costs;

     - the investment performance of CenterPoint Energy, Inc.'s employee benefit plans;

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     - other factors we discuss in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                          THREE MONTHS
                                        ENDED MARCH 31,
                                        ---------------
                                         2005     2006
                                        ------   ------
REVENUES ............................   $2,248   $2,690
                                        ------   ------
EXPENSES:
   Natural gas ......................    1,781    2,193
   Operation and maintenance ........      173      197
   Depreciation and amortization ....       49       50
   Taxes other than income taxes ....       43       50
                                        ------   ------
      Total .........................    2,046    2,490
                                        ------   ------
OPERATING INCOME ....................      202      200
                                        ------   ------
OTHER INCOME (EXPENSE):
   Interest and other finance
      charges .......................      (45)     (40)
   Other, net .......................        4        3
                                        ------   ------
      Total .........................      (41)     (37)
                                        ------   ------
INCOME BEFORE INCOME TAXES ..........      161      163
   Income tax expense ...............      (65)     (66)
                                        ------   ------
NET INCOME ..........................   $   96   $   97
                                        ======   ======

        See Notes to the Company's Interim Condensed Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                               DECEMBER 31,   MARCH 31,
                                                                   2005          2006
                                                               ------------   ---------
CURRENT ASSETS:
   Cash and cash equivalents ...............................      $   31        $    5
   Accounts and notes receivable, net ......................         942           769
   Accrued unbilled revenue ................................         500           238
   Materials and supplies ..................................          29            33
   Natural gas inventory ...................................         294           106
   Non-trading derivative assets ...........................         131            88
   Taxes receivable ........................................         117            --
   Deferred tax asset ......................................          17             4
   Prepaid expenses and other current assets ...............         130           123
                                                                  ------        ------
      Total current assets .................................       2,191         1,366
                                                                  ------        ------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...........................       4,674         4,721
   Less accumulated depreciation and amortization ..........        (569)         (551)
                                                                  ------        ------
      Property, plant and equipment, net ...................       4,105         4,170
                                                                  ------        ------
OTHER ASSETS:
   Goodwill ................................................       1,709         1,709
   Other intangibles, net ..................................          18            18
   Non-trading derivative assets ...........................         104            70
   Accounts and notes receivable - affiliated companies,
      net ..................................................           9             8
      Other ................................................         165           167
                                                                  ------        ------
      Total other assets ...................................       2,005         1,972
                                                                  ------        ------
TOTAL ASSETS ...............................................      $8,301        $7,508
                                                                  ======        ======

        See Notes to the Company's Interim Condensed Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                             DECEMBER 31,   MARCH 31,
                                                                 2005          2006
                                                             ------------   ---------
CURRENT LIABILITIES:
   Current portion of long-term debt .....................      $  154       $   154
   Accounts payable ......................................       1,077           550
   Accounts and notes payable -- affiliated companies,
      net ................................................         319            55
   Taxes accrued .........................................          67           119
   Interest accrued ......................................          46            45
   Customer deposits .....................................          62            59
   Non-trading derivative liabilities ....................          43            66
   Accumulated deferred income taxes, net ................          --             2
   Other .................................................         341           228
                                                                ------       -------
      Total current liabilities ..........................       2,109         1,278
                                                                ------       -------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ................         663           648
   Non-trading derivative liabilities ....................          35            54
   Benefit obligations ...................................         127           121
   Other .................................................         716           677
                                                                ------       -------
      Total other liabilities ............................       1,541         1,500
                                                                ------       -------
LONG-TERM DEBT ...........................................       1,838         1,831
                                                                ------       -------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDER'S EQUITY:
   Common stock ..........................................          --            --
   Paid-in capital .......................................       2,404         2,405
   Retained earnings .....................................         398           495
   Accumulated other comprehensive income (loss) .........          11            (1)
                                                                ------       -------
      Total stockholder's equity .........................       2,813         2,899
                                                                ------       -------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ............      $8,301       $ 7,508
                                                                ======       =======

        See Notes to the Company's Interim Condensed Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             ---------------
                                                              2005     2006
                                                             -----   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................   $  96    $  97
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ......................      49       50
      Amortization of deferred financing costs ...........       2        2
      Deferred income taxes ..............................      16        7
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ..     192      438
         Accounts receivable/payable, affiliates .........      (5)      (2)
         Inventory .......................................      98      125
         Taxes receivable ................................      44        5
         Accounts payable ................................    (157)    (519)
         Fuel cost recovery ..............................      76       63
         Interest and taxes accrued ......................      (9)      51
         Non-trading derivatives, net ....................     (56)      19
         Margin deposits, net ............................      (4)     (79)
         Other current assets ............................      46       23
         Other current liabilities .......................     (46)     (43)
         Other assets ....................................      10       16
         Other liabilities ...............................     (36)     (44)
      Other, net .........................................      (1)      12
                                                             -----    -----
         Net cash provided by operating activities .......     315      221
                                                             -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................     (62)     (84)
   Increase in notes receivable from affiliates, net .....    (128)      --
   Other, net ............................................      (6)      (8)
                                                             -----    -----
         Net cash used in investing activities ...........    (196)     (92)
                                                             -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ............................      (6)      (6)
   Decrease in notes payable with affiliates .............      --     (261)
   Debt issuance costs ...................................      --       (1)
   Contribution from parent ..............................      --      112
   Other, net ............................................      --        1
                                                             -----    -----
         Net cash used in financing activities ...........      (6)    (155)
                                                             -----    -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....     113      (26)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .....     141       31
                                                             -----    -----
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...........   $ 254    $   5
                                                             =====    =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest .................   $  52    $  40
   Income taxes (refunds), net ...........................      --     (110)

        See Notes to the Company's Interim Condensed Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC Corp. or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2005 (CERC Corp. Form 10-K).

     Background. The Company and its operating subsidiaries own and operate natural gas distribution facilities, interstate pipelines and natural gas gathering, processing and treating facilities. The operations of the Company's local distribution companies are conducted through two unincorporated divisions:
Minnesota Gas and Southern Gas Operations. Through wholly owned subsidiaries, the Company owns two interstate natural gas pipelines and gas gathering systems, provides various ancillary services, and offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated that implemented certain requirements of the Texas Electric Choice Plan.

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission
(FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. On April 24, 2006, the FERC considered motions for rehearing of these rules and proposed to adopt additional rules regarding maintenance of books and records by utility holding companies.

     Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications relate to a new reportable business segment discussed in Note 9 and do not affect net income.

(2) REGULATORY MATTERS

(a) Rate Cases.

SOUTHERN GAS OPERATIONS

     Louisiana. In October 2005, Southern Gas Operations filed for a $2 million Rate Regulation Adjustment (RRA) increase in its South Louisiana service area and a $2 million RRA decrease in its North Louisiana service area. Both adjustments have been implemented, but are subject to review and revision by the Louisiana Public Service Commission (LPSC).

     Mississippi. In February 2006, the Mississippi Public Service Commission
(MPSC) approved a $1 million increase in miscellaneous service charges for Southern Gas Operations and in March 2006, it approved an RRA resulting in a $2 million increase in general service rates. The MPSC is also reviewing a January 2006 application for a one-time recovery of approximately $2 million of costs related to Hurricane Katrina. A decision on the application is expected in the second quarter of 2006.

     Oklahoma. In March 2006, Southern Gas Operations filed and then revised its filing under its performance-based rate change tariff. The revised filing reflected a decrease of approximately $1 million in revenue. The Oklahoma Corporation Commission staff is currently reviewing this filing and a decision is expected in the second quarter of 2006.

     Texas. In April 2005, the Railroad Commission of Texas (Railroad Commission) established new gas tariffs that increased Southern Gas Operations' base rate and service revenues by a combined $2 million in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June and August 2005, Southern Gas Operations filed requests to implement these same rates within the incorporated cities located in the two divisions. The proposed rates were approved or became effective by operation of law in all but five of these cities, which cities denied the rate change requests. Southern Gas Operations appealed the actions of these five cities to the Railroad Commission. Additionally, 19 cities where new rates had already gone into effect subsequently challenged the jurisdictional and statutory basis for implementation of those rates. Southern Gas Operations petitioned the Railroad Commission for an order declaring that the new rates had been properly established within these 19 cities.

     In April 2006, Southern Gas Operations reached tentative agreements with the last of the cities that are parties to the Railroad Commission proceedings. The agreements anticipate the dismissal or settlement of the Railroad Commission actions and the implementation of the settlement rates.

     Once all settlement rates are implemented in all jurisdictions including unincorporated areas, Southern Gas Operations' base rates and miscellaneous service charges are expected to increase by a total of $17 million annually over the pre-April 2005 levels. Approximately $4 million of this increase was reflected in the Company's 2005 revenues. The Company expects approximately $16 million will be reflected in revenues in 2006, and the total $17 million will be reflected in revenues in 2007. The settlements also provide that these new rates will not change over the next three to five years.

MINNESOTA GAS

     In April 2006, Minnesota Gas revised its gas cost filing for the twelve months ended June 30, 2005, which had not yet been approved by the Minnesota Public Utilities Commission (MPUC). Minnesota Gas refined its unbilled revenue estimate to more accurately reflect the effect of lost and unaccounted for gas. As a result, Minnesota Gas determined that its gas costs for the gas cost years ended June 30, 2001 through June 30, 2005 were understated. Minnesota Gas' revised gas cost filing requested approximately $9 million in additional recovery for the twelve months ended June 30, 2005. The amended filing also requested recovery of approximately $13 million related to the period from July 1, 2000 through June 30, 2004 and a waiver from the MPUC rules allowing recovery of such costs, since the gas costs for those years had been previously approved. The filing proposes recovery of the 2001-2004 costs over a 3-year period beginning in 2007.

     In November 2005, Minnesota Gas filed a request with the MPUC to increase annual rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved in final rates is subject to refund to customers. A hearing was held in April 2006 and a decision is expected by the MPUC in 2006.

     In December 2004, the MPUC opened an investigation to determine whether Minnesota Gas' practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. In June 2005, the Minnesota Office of the Attorney General (OAG) issued its report alleging Minnesota Gas had violated the CWR and recommended a $5 million penalty. In addition, in June 2005, the Company was named in a suit filed in the United States District Court, District of Minnesota on behalf of a purported class of customers who allege that Minnesota Gas' conduct under the CWR was in violation of the law. On March 28, 2006 the court gave preliminary approval to a $13.5 million settlement which, if ultimately approved by the court following a hearing, will resolve all claims against Minnesota Gas which have or could have been asserted by residential natural gas customers in the CWR class action. If also approved by the MPUC, the settlement will resolve the claims made by the OAG. During the fourth quarter 2005, the Company established a litigation reserve to cover the anticipated settlement costs under the terms of this settlement.

(b) City of Tyler, Texas Dispute.

     In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In December 2004, the Railroad Commission conducted a hearing on the matter. In May 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. In August 2005, the City of Tyler appealed this order to the Travis County District Court. In April 2006, the Company and the City of Tyler reached a tentative agreement which anticipates the dismissal of the District Court appeal. Once the appeal is dismissed, the Railroad Commission's final order and its findings are not subject to further review or modification.

(3) DERIVATIVE INSTRUMENTS

     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments such as physical forward contracts, swaps and options (energy derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.

     Cash Flow Hedges. During the three months ended March 31, 2006, hedge ineffectiveness was a gain of $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Condensed Statements of Consolidated Income under the "Expense" caption "Natural Gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2006, the Company expects $4 million ($3 million after-tax) in accumulated other comprehensive loss to be reclassified as an increase in Natural Gas expense during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years with a limited amount of exposure up to ten years. The Company's policy is not to exceed ten years in hedging its exposure.

     Other Derivative Financial Instruments. Load following services that the Company offers its natural gas customers create an inherent tendency for the Company to be either long or short natural gas supplies relative to customer purchase commitments. The Company enters into physical and financial forward natural gas contracts to manage these load following natural gas supply requirements. These forward natural gas contracts are derivatives which are not designated as hedges and are accounted for on a mark-to-market basis with changes in fair value reported through earnings. While the Company also utilizes derivative instruments to manage physical commodity price risks, it does not engage in proprietary or speculative commodity trading. During the three months ended March 31, 2006, the Company recognized net gains related to these positions amounting to $10 million. As of March 31, 2006, the Company had recorded short-term assets of $14 million and short-term liabilities of $21 million related to these derivative contracts, included in non-trading derivative assets and liabilities, respectively, in the Condensed Consolidated Balance Sheets.

(4) GOODWILL AND INTANGIBLES

     Goodwill by reportable business segment is as follows (in millions):

                                               DECEMBER 31,   MARCH 31,
                                                   2005          2006
                                               ------------   ---------
Natural Gas Distribution....................      $  746        $  746
Pipelines and Field Services................         604           604
Competitive Natural Gas Sales and Services..         339           339
Other Operations............................          20            20
                                                  -------       ------
   Total....................................      $1,709        $1,709
                                                  =======       ======

     The components of the Company's other intangible assets consist of the following (in millions):

                       DECEMBER 31, 2005           MARCH 31, 2006
                    -----------------------   -----------------------
                    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                    --------   ------------   --------   ------------
Land Use Rights..      $ 7         $ (3)         $ 7         $ (3)
Other............       21           (7)          22           (8)
                       ---         -----         ---         -----
   Total.........      $28         $(10)         $29         $(11)
                       ===         =====         ===         =====

     Amortization expense for other intangibles for each of the three-month periods ended March 31, 2005 and 2006 was less than $1 million. Estimated amortization expense for the remainder of 2006 and each of the five succeeding fiscal years is approximately $2 million.

(5) LONG-TERM DEBT AND RECEIVABLES FACILITY

(a) Long-Term Debt.

     In March 2006, the Company replaced its $400 million five-year revolving credit facility with a $550 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company's current credit ratings, as compared to LIBOR plus 55 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt to total capitalization covenant of 65%.

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on the Company's credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that the Company make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that the Company consider customary.

     As of March 31, 2006, the Company had no borrowings under its $550 million credit facility. The Company was in compliance with all covenants as of March 31, 2006.

(b) Receivables Facility.

     In January 2006, the Company's $250 million receivables facility was extended to January 2007. As of March 31, 2006, the Company had $141 million of advances under its receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006 to provide additional liquidity to the Company during the peak heating season of 2006.

     Advances under the receivables facility averaged $181 million and $141 million for the three months ended March 31, 2005 and 2006, respectively. Sales of receivables were approximately $520 million and $346 million for the three months ended March 31, 2005 and 2006, respectively.

(6) COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                        FOR THE THREE
                                                         MONTHS ENDED
                                                          MARCH 31,
                                                        -------------
                                                        2005    2006
                                                        ----   ------
                                                        (IN MILLIONS)
Net income ..........................................   $ 96    $ 97
                                                        ----    ----
Other comprehensive income:
   Net deferred gain (loss) from cash flow hedges ...      9      (3)
   Reclassification of deferred loss (gain) from cash
      flow hedges realized in net income ............      1      (9)
                                                        ----    ----
Other comprehensive income (loss) ...................     10     (12)
                                                        ----    ----
Comprehensive income ................................   $106    $ 85
                                                        ====    ====

     The following table summarizes the components of accumulated other comprehensive income (loss):

                                                DECEMBER 31,   MARCH 31,
                                                    2005          2006
                                                ------------   ---------
                                                      (IN MILLIONS)
Net deferred gain (loss) from cash flow hedges..     $11          $(1)
                                                     ===          ====

(7) RELATED PARTY TRANSACTIONS

     The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                      DECEMBER 31,   MARCH 31,
                                                          2005          2006
                                                      ------------   ---------
                                                            (IN MILLIONS)
Accounts receivable from affiliates ...............      $   4          $  4
Accounts payable to affiliates ....................        (34)          (31)
Notes receivable from/(payable to) affiliates(1) ..       (289)          (28)
                                                         -----          ----
   Accounts and notes receivable/(payable) --
      affiliated companies, net ...................      $(319)         $(55)
                                                         =====          ====
Long-term accounts receivable from affiliates .....      $  29          $ 29
Long-term accounts payable to affiliates ..........        (20)          (21)
                                                         -----          ----
   Long-term accounts and notes receivable --
      affiliated companies, net ...................      $   9          $  8
                                                         =====          ====

----------
(1) The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper.

     For the three months ended March 31, 2005 and 2006, the Company had net interest income (expense) related to affiliate borrowings of approximately $1 million and $(1) million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $29 million and $33 million for the three months ended March 31, 2005 and 2006, respectively, and are included primarily in operation and maintenance expenses.

(8) COMMITMENTS AND CONTINGENCIES

(a) Capital Commitments.

     In October 2005, CenterPoint Energy Gas Transmission Company (CEGT), a wholly owned subsidiary of CERC Corp., signed a 10-year firm transportation agreement with XTO Energy (XTO) to transport 600 million cubic feet (MMcf) per day of natural gas from Carthage, Texas to CEGT's Perryville hub in Northeast Louisiana. To accommodate this transaction, CEGT filed a certificate application with the FERC in March 2006 to build a 172 mile, 42-inch diameter pipeline, and related compression facilities at an estimated cost of $425 million. The capacity of the pipeline under this filing will be 1.275 billion cubic feet
(Bcf) per day. CEGT has signed firm contracts for substantially the full capacity of the pipeline. The Company will consider an expansion of the pipeline pending the outcome of an open season announced in late April 2006. During the four-year period subsequent to the in-service date of the pipeline, XTO can request, and subject to mutual negotiations that meet specific financial parameters, CEGT would construct a 67 mile extension from CEGT's Perryville hub to an interconnect with Texas Eastern Gas Transmission at Union Church, Mississippi.

(b) Legal Matters.

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

     In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs' alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two of the Company's subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The Company and its subsidiaries believe that there has been no systematic mismeasurement of gas and that the suits are without merit. The Company does not expect the ultimate outcome to have a material impact on its financial condition, results of operations or cash flows.

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company, United Gas, Inc., Louisiana Unit Gas

Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the LPSC. In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CenterPoint Energy Gas Transmission Company, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state regulatory authorities. The allegations in these cases are similar to those asserted in the City of Tyler proceeding described in Note 2(b). The Company does not expect the outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.

     Pipeline Safety Compliance. Pursuant to an order from the Minnesota Office of Pipeline Safety, the Company substantially completed removal of certain non-code-compliant components from a portion of its distribution system by December 2, 2005. The components were installed by a predecessor company, which was not affiliated with the Company during the period in which the components were installed. In November 2005, Minnesota Gas filed a request with the MPUC to recover the capitalized expenditures (approximately $39 million) and related expenses, together with a return on the capitalized portion through rates as part of its existing rate case as further discussed in Note 2(a).

     Minnesota Cold Weather Rule. In December 2004, the MPUC opened an investigation to determine whether Minnesota Gas' practices regarding restoring natural gas service during the Cold Weather Period are in compliance with the MPUC's CWR, which governs disconnection and reconnection of customers during the Cold Weather Period. In June 2005, the Minnesota OAG issued its report alleging Minnesota Gas had violated the CWR and recommended a $5 million penalty. In addition, in June 2005, the Company was named in a suit filed in the United States District Court, District of Minnesota on behalf of a purported class of customers who allege that Minnesota Gas' conduct under the CWR was in violation of the law. In March 2006, the court gave preliminary approval to a $13.5 million settlement which, if ultimately approved by the court following a hearing, will resolve all claims against Minnesota Gas which have or could have been asserted by residential natural gas customers in the CWR class action. If also approved by the MPUC, the settlement will resolve the claims made by the OAG. During the fourth quarter 2005, the Company established a litigation reserve to cover the anticipated settlement costs under the terms of this settlement.

(c) Environmental Matters.

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

     Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, including the cost of restoring their property to its original condition and damages for diminution of value of their property. In addition, plaintiffs seek damages for trespass, punitive, and exemplary damages. The Company does not expect the ultimate cost associated with resolving this matter to have a material impact on its financial condition, results of operations or cash flows.

     Manufactured Gas Plant Sites. The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, the Company has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company's Minnesota service territory. The Company believes that it has no liability with respect to two of these sites.

     At March 31, 2006, the Company had accrued $14 million for remediation of these Minnesota sites. At March 31, 2006, the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of March 31, 2006, the Company has collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

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

     Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. The Company has found this type of contamination at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs is not known at this time, based on the Company's experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial condition, results of operations or cash flows.

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

(d) Other Proceedings.

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

(e) Guarantees.

     Prior to CenterPoint Energy's distribution of its ownership in Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure CenterPoint Energy and the Company against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for the benefit of the Company and CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guarantees. CenterPoint Energy's current exposure under the remaining guarantees relates to the Company's guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, CenterPoint Energy's potential exposure under that guarantee currently exceeds the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of the Company's obligations under the guarantee, and CenterPoint Energy and RRI are pursuing other alternatives. RRI continues to meet its obligations under the transportation contracts.

(f) Tax Contingencies.

     The Company has established reserves for certain significant tax items including issues relating to prior acquisitions and dispositions of business operations and certain positions taken with respect to state tax filings. The total amount reserved for these tax items is approximately $32 million as of December 31, 2005 and March 31, 2006.


(9) REPORTABLE BUSINESS SEGMENTS

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

     The Company's reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Pipelines and Field Services (formerly Pipelines and Gathering) and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. The Company reorganized the oversight of its Natural Gas Distribution business segment and, as a result, beginning in the fourth quarter of 2005, the Company established a new reportable business segment, Competitive Natural Gas Sales and Services. Competitive Natural Gas Sales and Services represents the Company's non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Pipelines and Field Services includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. All prior period segment information has been reclassified to conform to the 2006 presentation.

     Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

     The following table summarizes financial data for the Company's reportable business segments:

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                --------------------------------------------
                                                REVENUES FROM       NET                         TOTAL ASSETS
                                                   EXTERNAL     INTERSEGMENT     OPERATING     AS OF DECEMBER
                                                  CUSTOMERS       REVENUES     INCOME (LOSS)      31, 2005
                                                -------------   ------------   -------------   --------------
                                                                        (IN MILLIONS)
Natural Gas Distribution ....................       $1,329          $  --           $123          $ 4,612
Competitive Natural Gas Sales and Services ..          832             93             16            1,849
Pipelines and Field Services ................           84             37             64            2,968
Other Operations ............................            3              1             (1)             743
Eliminations ................................           --           (131)            --           (1,871)
                                                    ------          -----           ----          -------
Consolidated ................................       $2,248          $  --           $202          $ 8,301
                                                    ======          =====           ====          =======

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                --------------------------------------------
                                                REVENUES FROM       NET                         TOTAL ASSETS
                                                   EXTERNAL     INTERSEGMENT     OPERATING     AS OF MARCH 31,
                                                  CUSTOMERS       REVENUES     INCOME (LOSS)         2006
                                                -------------   ------------   -------------   ---------------
                                                                        (IN MILLIONS)
Natural Gas Distribution ....................       $1,477          $  3            $103          $ 4,169
Competitive Natural Gas Sales and Services ..        1,126            37              25            1,379
Pipelines and Field Services ................           87            38              73            2,973
Other Operations ............................           --             2              (1)             504
Eliminations ................................           --           (80)             --           (1,517)
                                                    ------          ----            ----          -------
Consolidated ................................       $2,690          $ --            $200          $ 7,508
                                                    ======          ====            ====          =======

(10) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2005       2006
                                            --------   -------
                                               (IN MILLIONS)
Interest cost ...........................      $ 2       $ 2
Amortization of prior service cost ......        1        --
Other ...................................       --         1
                                               ---       ---
   Net periodic cost ....................      $ 3       $ 3
                                               ===       ===

    The Company expects to contribute approximately $13 million to its postretirement benefits plan in 2006, of which $4 million had been contributed as of March 31, 2006.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2005 and the three months ended March 31, 2006. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2005 (CERC Corp. Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in
Item 1A of Part I of the CERC Corp. Form 10-K.

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2005 and 2006, followed by a discussion of the results of operations by business segment based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                         THREE MONTHS
                                        ENDED MARCH 31,
                                        ---------------
                                         2005     2006
                                        ------   ------
                                         (IN MILLIONS)
Revenues ............................   $2,248   $2,690
                                        ------   ------
Expenses:
   Natural gas ......................    1,781    2,193
   Operation and maintenance ........      173      197
   Depreciation and amortization ....       49       50
   Taxes other than income taxes ....       43       50
                                        ------   ------
      Total Expenses ................    2,046    2,490
                                        ------   ------
Operating Income ....................      202      200
Interest and Other Finance Charges ..      (45)     (40)
Other Income, net ...................        4        3
                                        ------   ------
Income Before Income Taxes ..........      161      163
Income Tax Expense ..................      (65)     (66)
                                        ------   ------
   Net Income .......................   $   96   $   97
                                        ======   ======

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     Some amounts from the previous year have been reclassified to conform to the 2006 presentation of the financial statements. These reclassifications do not affect consolidated net income.

     Revenues by segment include intersegment sales, which are eliminated in consolidation.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2005 and 2006 (in millions, except throughput and customer data):

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                               2005         2006
                                            ----------   ----------
Revenues ................................   $    1,329   $    1,480
                                            ----------   ----------
Expenses:
   Natural gas ..........................          997        1,146
   Operation and maintenance ............          135          150
   Depreciation and amortization ........           37           38
   Taxes other than income taxes ........           37           43
                                            ----------   ----------
     Total expenses .....................        1,206        1,377
                                            ----------   ----------
Operating Income ........................   $      123   $      103
                                            ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential ..........................           77           67
   Commercial and industrial ............           77           72
                                            ----------   ----------
     Total Throughput ...................          154          139
                                            ==========   ==========
Average number of customers:
   Residential ..........................    2,851,514    2,889,013
   Commercial and industrial ............      248,826      253,519
                                            ----------   ----------
      Total .............................    3,100,340    3,142,532
                                            ==========   ==========

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Our Natural Gas Distribution business segment reported operating income of $103 million for the three months ended March 31, 2006 as compared to $123 million for the three months ended March 31, 2005. Increases in operating margins (revenues less natural gas costs) from rate increases ($12 million) and increased gross receipts taxes resulting from higher revenues ($6 million), were substantially offset by the impact of milder weather and decreased throughput net of continued customer growth with the addition of approximately 42,000 customers since March 2005 ($12 million). Operation and maintenance expense increased $15 million primarily due to severance costs associated with staff reductions in the first quarter of 2006 ($6 million), increased bad debt expense associated with higher gas prices ($3 million) and increased contracts and services expenses and corporate services ($4 million). Additionally, taxes other than income taxes increased $6 million primarily due to higher gross receipts taxes, which offset the corresponding increase in revenues as discussed above.

COMPETITIVE NATURAL GAS SALES AND SERVICES

     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2005 and 2006 (in millions, except throughput and customer data):

                                       THREE MONTHS
                                      ENDED MARCH 31,
                                      ---------------
                                       2005     2006
                                      ------   ------
Revenues ..........................   $  925   $1,163
                                      ------   ------
Expenses:
   Natural gas ....................      902    1,129
   Operation and maintenance ......        5        8
   Depreciation and amortization ..        1       --
   Taxes other than income taxes ..        1        1
                                      ------   ------
      Total expenses ..............      909    1,138
                                      ------   ------
Operating Income ..................   $   16   $   25
                                      ======   ======
Throughput (in Bcf):
   Wholesale - third parties ......       82       89
   Wholesale - affiliates .........       14       11
   Retail .........................       47       48
   Pipeline .......................       19       10
                                      ------   ------
      Total Throughput ............      162      158
                                      ======   ======
Average number of customers:
   Wholesale ......................      136      145
   Retail .........................    6,224    6,517
   Pipeline .......................      153      147
                                      ------   ------
      Total .......................    6,513    6,809
                                      ======   ======

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Our Competitive Natural Gas Sales and Services business segment reported operating income of $25 million for the three months ended March 31, 2006 as compared to $16 million for the three months ended March 31, 2005. The increase in operating income of $9 million was primarily due to increased operating margins (revenues less natural gas costs) related to higher sales to utilities and favorable basis differentials over the pipeline capacity that we control ($23 million) less the impact of an adjustment in the first quarter of 2006 to write-down natural gas inventory to the lower of average cost or market ($13 million), partially offset by higher payroll and benefit related expenses ($1 million) and increased bad debt expense ($1 million). Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.

PIPELINES AND FIELD SERVICES

     The following table provides summary data of our Pipelines and Field Services business segment for the three months ended March 31, 2005 and 2006 (in millions, except throughput data):

                                        THREE MONTHS
                                      ENDED MARCH 31,
                                      ---------------
                                        2005    2006
                                      ------   ------
Revenues ..........................    $121     $125
                                       ----     ----
Expenses:
   Natural gas ....................       7       (4)
   Operation and maintenance ......      34       39
   Depreciation and amortization ..      11       12
   Taxes other than income taxes ..       5        5
                                       ----     ----
      Total expenses ..............      57       52
                                       ----     ----
Operating Income ..................    $ 64     $ 73
                                       ====     ====
Throughput (in Bcf):
   Natural Gas Sales ..............       1       --
   Transportation .................     271      274
   Gathering ......................      83       88
   Eliminations (1) ...............      (1)      --
                                       ----     ----
      Total Throughput ............     354      362
                                       ====     ====

----------
(1)  Elimination of volumes both transported and sold.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Our Pipelines and Field Services business segment reported operating income of $73 million for the three months ended March 31, 2006 as compared to $64 million for the three months ended March 31, 2005. Operating income for the pipeline business for the three months ended March 31, 2006 was $49 million compared to $48 million for the three months ended March 31, 2005. The field services business recorded operating income of $24 million for the three months ended March 31, 2006 compared to $16 million for the three months ended March 31, 2005. Operating income increased by $9 million primarily due to increased revenues from higher demand for transportation and higher demand for ancillary services on the regulated pipelines ($7 million), higher commodity prices and increased throughput and demand for services related to our core gas gathering operations ($11 million), partially offset by increased operation and maintenance expenses ($5 million).

     Additionally, this business segment has a 50% interest in a jointly-owned gas processing plant. Included in other income for the three months ended March 31, 2006 and 2005 was equity income of $2 million and $1 million, respectively, related to the joint venture.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Risk Factors" in Item 1A of Part I and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CERC Corp. Form 10-K.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remainder of 2006 are approximately $584 million of capital expenditures and $145 million principal amount of maturing debt.

     We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs for 2006. Cash needs may also be met by issuing securities in the capital markets.

     Off-Balance Sheet Arrangements. Other than operating leases and the guarantees described below, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. CERC Corp. has a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by us and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Condensed Consolidated Balance Sheet. In January 2006, our $250 million facility was extended to January 2007. As of March 31, 2006, we had $141 million of advances under our receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006 to provide additional liquidity to us during the peak heating season of 2006.

     Prior to CenterPoint Energy's distribution of its ownership in Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure CenterPoint Energy and us against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guarantees. CenterPoint Energy's current exposure under the remaining guarantees relates to our guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, CenterPoint Energy's potential exposure under that guarantee currently exceeds the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of our obligations under the guarantee, and CenterPoint Energy and RRI are pursuing other alternatives. RRI continues to meet its obligations under the transportation contracts.

     Credit Facilities. In March 2006, we replaced our $400 million five-year revolving credit facility with a $550 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings, as compared to LIBOR plus 55 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt to total capitalization covenant of 65%.

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in the respective credit facilities.

     As of May 1, 2006, the credit facility was not utilized.

     Temporary Investments. As of May 1, 2006, we had external temporary investments of $46 million.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At May 1, 2006, we had no borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Securities Registered with the SEC. At March 31, 2006, we had a shelf registration statement covering $500 million principal amount of debt securities.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

     A decline in credit ratings could increase borrowing costs under our $550 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to hedge its exposure to natural gas prices, CES uses financial derivatives with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of March 31, 2006, unsecured credit limits extended to CES by counterparties aggregate $131 million; however, utilized credit capacity is significantly lower. In addition, we and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations to us or in connection with the contractual arrangement pursuant to which we are a guarantor;

     - slower customer payments and increased write-offs of receivables due to higher gas prices;

     -    contributions to benefit plans;

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various other risks identified in "Risk Factors" in Item 1A of Part I of the CERC Corp. Form 10-K.

     Certain Contractual Limits on Ability to Issue Securities and Pay Dividends. Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65 percent and our receivables facility also contains an earnings before interest, taxes, depreciation and amortization to interest covenant.

     Our parent, CenterPoint Energy, was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005) which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. On April 24, 2006, the FERC considered motions for rehearing of these rules and proposed to adopt additional rules regarding maintenance of books and records by utility holding companies.

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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 4%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately 3%. At March 31, 2006, our estimated cost of retiring these assets is approximately $64 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 2 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business -- Regulation" and "-- Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of the CERC Corp. Form 10-K.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in the CERC Corp. Form 10-K.

ITEM 5. OTHER INFORMATION

     Our ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2006 was 4.31 and 4.69, respectively. We do not believe that the ratios for these three month periods are necessarily indicators of the ratios for the twelve month period due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                            REPORT OR             SEC FILE OR
 EXHIBIT                                                  REGISTRATION           REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                       STATEMENT               NUMBER      REFERENCE
--------   ------------------------------------   ----------------------------   ------------   ---------
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

   3.1.3   -    Certificate of Amendment          Form 10-K for the year ended      1-13265      3(a)(3)
                changing the name to Reliant      December 31, 1998
                Energy Resources Corp.

   3.1.4   -    Certificate of Amendment          Form 10-Q for the quarter         1-13265      3(a)(4)
                changing the name to              ended June 30, 2003
                CenterPoint Energy Resources
                Corp.

                                                            REPORT OR             SEC FILE OR
 EXHIBIT                                                  REGISTRATION           REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                       STATEMENT               NUMBER      REFERENCE
--------   ------------------------------------   ----------------------------   ------------   ---------
    3.2    -    Bylaws of RERC Corp.              Form 10-K for the year ended      1-13265        3(b)
                                                  December 31, 1997

    4.1    -    $550,000,000 Credit Agreement     CERC Corp.'s                      1-13265        4.3
                dated as of March 31, 2006,       Form 8-K dated March 31,
                among CERC Corp., as Borrower,    2006
                and the banks named therein

    +12    -    Computation of Ratios of
                Earnings to Fixed Charges

   +31.1   -    Rule 13a-14(a)/15d-14(a)
                Certification of David M.
                McClanahan

   +31.2   -    Rule 13a-14(a)/15d-14(a)
                Certification of Gary L.
                Whitlock

   +32.1   -    Section 1350 Certification of
                David M. McClanahan

   +32.2   -    Section 1350 Certification of
                Gary L. Whitlock

   +99.1   -    Items incorporated by
                reference from the CERC Corp.
                Form 10-K. Item 1A "--Risk
                Factors."

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

                                        CENTERPOINT ENERGY RESOURCES CORP.


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: May 12, 2006

                                  EXHIBIT INDEX

                                                            REPORT OR             SEC FILE OR
 EXHIBIT                                                  REGISTRATION           REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                       STATEMENT               NUMBER      REFERENCE
--------   ------------------------------------   ----------------------------   ------------   ---------
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

   3.1.3   -    Certificate of Amendment          Form 10-K for the year ended      1-13265      3(a)(3)
                changing the name to Reliant      December 31, 1998
                Energy Resources Corp.

   3.1.4   -    Certificate of Amendment          Form 10-Q for the quarter         1-13265      3(a)(4)
                changing the name to              ended June 30, 2003
                CenterPoint Energy Resources
                Corp.

    3.2    -    Bylaws of RERC Corp.              Form 10-K for the year ended      1-13265        3(b)
                                                  December 31, 1997

    4.1    -    $550,000,000 Credit Agreement     CERC Corp.'s Form 8-K dated       1-13265        4.3
                dated as of March 31, 2006,       March 31, 2006
                among CERC Corp., as Borrower,
                and the banks named therein

    +12    -    Computation of Ratios of
                Earnings to Fixed Charges

   +31.1   -    Rule 13a-14(a)/15d-14(a)
                Certification of David M.
                McClanahan

   +31.2   -    Rule 13a-14(a)/15d-14(a)
                Certification of Gary L.
                Whitlock

   +32.1   -    Section 1350 Certification of
                David M. McClanahan

   +32.2   -    Section 1350 Certification of
                Gary L. Whitlock

   +99.1   -    Items incorporated by
                reference from the CERC Corp.
                Form 10-K. Item 1A "--Risk
                Factors."