Form 10-Q
period 2006-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2006-08-08
CIK 1042773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of August 1, 2006, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                       CENTERPOINT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
   Item 1. Financial Statements ...........................................    1
              Condensed Statements of Consolidated Income
                 Three Months and Six Months Ended June 30, 2005 and 2006
                 (unaudited) ..............................................    1
              Condensed Consolidated Balance Sheets
                 December 31, 2005 and June 30, 2006 (unaudited) ..........    2
              Condensed Statements of Consolidated Cash Flows
                 Six Months Ended June 30, 2005 and 2006 (unaudited) ......    4
              Notes to Unaudited Condensed Consolidated Financial
                 Statements ...............................................    5
   Item 2. Management's Narrative Analysis of the Results of Operations ...   15
   Item 4. Controls and Procedures ........................................   23

PART II. OTHER INFORMATION
   Item 1.  Legal Proceedings .............................................   24
   Item 1A. Risk Factors ..................................................   24
   Item 5.  Other Information .............................................   24
   Item 6.  Exhibits ......................................................   24

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

     -    the timing and extent of changes in natural gas basis differentials;

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

     - the ability of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us or in connection with the contractual arrangements pursuant to which we are a guarantor;

     -    the outcome of litigation brought by or against us;

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
                                   (UNAUDITED)

                                             THREE MONTHS       SIX MONTHS
                                            ENDED JUNE 30,    ENDED JUNE 30,
                                           ---------------   ---------------
                                            2005     2006     2005     2006
                                           ------   ------   ------   ------
REVENUES ...............................   $1,426   $1,384   $3,674   $4,074
                                           ------   ------   ------   ------
EXPENSES:
   Natural gas .........................    1,103    1,035    2,884    3,228
   Operation and maintenance ...........      171      199      344      396
   Depreciation and amortization .......       50       50       99      100
   Taxes other than income taxes .......       33       35       76       85
                                           ------   ------   ------   ------
      Total ............................    1,357    1,319    3,403    3,809
                                           ------   ------   ------   ------
OPERATING INCOME .......................       69       65      271      265
                                           ------   ------   ------   ------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..      (52)     (42)     (97)     (82)
   Other, net ..........................        8        5       12        8
                                           ------   ------   ------   ------
      Total ............................      (44)     (37)     (85)     (74)
                                           ------   ------   ------   ------
INCOME BEFORE INCOME TAXES .............       25       28      186      191
   Income tax (expense) benefit ........        2       (5)     (63)     (71)
                                           ------   ------   ------   ------
NET INCOME .............................   $   27   $   23   $  123   $  120
                                           ======   ======   ======   ======

        See Notes to the Company's Interim Condensed Financial Statements

               CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                               DECEMBER 31,   JUNE 30,
                                                                   2005         2006
                                                               ------------   --------
CURRENT ASSETS:
   Cash and cash equivalents ...............................      $   31       $  226
   Accounts and notes receivable, net ......................         942          570
   Accrued unbilled revenue ................................         500           91
   Accounts receivable -- affiliated companies .............          --            4
   Materials and supplies ..................................          29           37
   Natural gas inventory ...................................         294          205
   Non-trading derivative assets ...........................         131          107
   Taxes receivable ........................................         117           45
   Deferred tax asset ......................................          17            1
   Prepaid expenses and other current assets ...............         130          186
                                                                  ------       ------
      Total current assets .................................       2,191        1,472
                                                                  ------       ------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...........................       4,674        4,825
   Less accumulated depreciation and amortization ..........        (569)        (598)
                                                                  ------       ------
      Property, plant and equipment, net ...................       4,105        4,227
                                                                  ------       ------
OTHER ASSETS:
   Goodwill ................................................       1,709        1,709
   Other intangibles, net ..................................          18           18
   Non-trading derivative assets ...........................         104           79
   Accounts receivable -- affiliated companies, net ........           9           29
   Other ...................................................         165          199
                                                                  ------       ------
      Total other assets ...................................       2,005        2,034
                                                                  ------       ------
TOTAL ASSETS ...............................................      $8,301       $7,733
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
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                DECEMBER 31,   JUNE 30,
                                                                    2005         2006
                                                                ------------   --------
CURRENT LIABILITIES:
   Current portion of long-term debt ........................      $  154       $  153
   Accounts payable .........................................       1,077          406
   Accounts and notes payable -- affiliated companies, net ..         319           24
   Taxes accrued ............................................          67           58
   Interest accrued .........................................          46           47
   Customer deposits ........................................          62           60
   Non-trading derivative liabilities .......................          43          103
   Other ....................................................         341          237
                                                                   ------       ------
      Total current liabilities .............................       2,109        1,088
                                                                   ------       ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...................         663          639
   Accounts payable -- affiliated companies .................          --           21
   Non-trading derivative liabilities .......................          35           89
   Benefit obligations ......................................         127          118
   Other ....................................................         716          698
                                                                   ------       ------
      Total other liabilities ...............................       1,541        1,565
                                                                   ------       ------
LONG-TERM DEBT ..............................................       1,838        2,155
                                                                   ------       ------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER'S EQUITY:
   Common stock .............................................          --           --
   Paid-in capital ..........................................       2,404        2,405
   Retained earnings ........................................         398          518
   Accumulated other comprehensive income ...................          11            2
                                                                   ------       ------
      Total stockholder's equity ............................       2,813        2,925
                                                                   ------       ------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...............      $8,301       $7,733
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
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                                  2005    2006
                                                                                 -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................         $ 123   $ 120
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ....................................            99     100
      Amortization of deferred financing costs .........................             4       4
      Deferred income taxes ............................................           (23)      1
      Write-down of natural gas inventory ..............................            --      30
      Changes in other assets and liabilities:
         Accounts receivable and unbilled revenues, net ................           575     784
         Accounts receivable/payable, affiliates .......................            (3)     (9)
         Inventory .....................................................             4      59
         Taxes receivable ..............................................           139     (40)
         Accounts payable ..............................................          (293)   (684)
         Fuel cost recovery ............................................           (47)     76
         Interest and taxes accrued ....................................           (18)     (8)
         Non-trading derivatives, net ..................................             1      12
         Margin deposits, net ..........................................             7    (113)
         Other current assets ..........................................             5     (81)
         Other current liabilities .....................................            24       2
         Other assets ..................................................             4     (29)
         Other liabilities .............................................           (20)      7
      Other, net .......................................................            (1)     (2)
                                                                                 -----   -----
            Net cash provided by operating activities ..................           580     229
                                                                                 -----   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................          (149)   (166)
   Increase in notes receivable from affiliates ........................           (98)     --
   Other, net ..........................................................            (5)     (9)
                                                                                 -----   -----
            Net cash used in investing activities ......................          (252)   (175)
                                                                                 -----   -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ............................            --     324
   Payments of long-term debt ..........................................           (42)     (6)
   Decrease in notes payable to affiliates .............................            (1)   (289)
   Debt issuance costs .................................................            --      (1)
   Contribution from parent ............................................            54     112
   Dividend to parent ..................................................          (100)     --
   Other, net ..........................................................            --       1
                                                                                 -----   -----
            Net cash provided by (used in) financing activities ........           (89)    141
                                                                                 -----   -----
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................           239     195
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ...................           141      31
                                                                                 -----   -----
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .........................         $ 380   $ 226
                                                                                 =====   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest ...............................         $  91   $  78
   Income taxes (refunds), net .........................................            84      (9)
Non-cash transactions:
   Increase in accounts payable related to capital expenditures ........            --      13


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

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005) which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, on June 14, 2006, CenterPoint Energy filed with the FERC the required notification of its status as a public utility holding company. On April 24, 2006, the FERC proposed additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that make allocations to public utilities regulated by the FERC under the Federal Power Act. Although CenterPoint Energy provides services to its subsidiaries through a service company, CenterPoint Energy Service Company, LLC, its service company would not be subject to the service company rules.

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

     The Company's Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications primarily relate to a new reportable business segment discussed in Note 10 and do not affect net income.

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently evaluating the impact the adoption will have on the Company's financial position.

(3)  REGULATORY MATTERS

(a)  Rate Cases.

SOUTHERN GAS OPERATIONS

     Mississippi. In February 2006, the Mississippi Public Service Commission
(MPSC) approved a $1 million annual increase in miscellaneous service charges for Southern Gas Operations, and in March 2006, the MPSC approved a Rate Regulation Adjustment resulting in a $2 million annual increase in general service rates. In June 2006, the MPSC approved a January 2006 application for a one-time recovery of approximately $2 million of costs related to Hurricane Katrina.

     Texas. In April 2005, the Railroad Commission of Texas (Railroad Commission) established new gas tariffs that increased Southern Gas Operations' base rate and service revenues by a combined $2 million annually in the unincorporated environs of its Beaumont/East Texas and South Texas Divisions. In June and August 2005, Southern Gas Operations filed requests to implement these same rates within the incorporated cities located in the two divisions. The proposed rates were approved or became effective by operation of law in all but five of these cities, which cities denied the rate change requests. Southern Gas Operations appealed the actions of these five cities to the Railroad Commission. Additionally, 19 cities where new rates had already gone into effect subsequently challenged the jurisdictional and statutory basis for implementation of those rates. Southern Gas Operations petitioned the Railroad Commission for an order declaring that the new rates had been properly established within these 19 cities.

     During the second quarter of 2006, Southern Gas Operations reached settlement agreements with the last of the cities that were parties to the Railroad Commission proceedings.

     Once all settlement rates are implemented in all jurisdictions including unincorporated areas, Southern Gas Operations' base rates and miscellaneous service charges are expected to increase by a total of $17 million annually over the pre-April 2005 levels. Approximately $4 million of this increase was reflected in the Company's 2005 revenues. The Company expects approximately $16 million will be reflected in revenues in 2006, and the total $17 million will be reflected in revenues in 2007. Approximately $3 million of expenditures related to these rate cases was charged to expense during the second quarter of 2006. The settlements also provide that these new rates will not change over the next three to five years.

MINNESOTA GAS

     In April 2006, Minnesota Gas revised its gas cost filing for the twelve months ended June 30, 2005, which had not yet been approved by the Minnesota Public Utilities Commission (MPUC). Minnesota Gas refined its unbilled revenue estimate to more accurately reflect the effect of lost and unaccounted for gas. As a result, Minnesota Gas determined that its gas costs for the years ended June 30, 2001 through June 30, 2005 were understated. Minnesota Gas' revised gas cost filing requested approximately $9 million in additional recovery for the twelve months ended June 30, 2005. The amended filing also requested recovery of approximately $13 million related to the period from July 1, 2000 through June 30, 2004 and a waiver from the MPUC rules allowing recovery of such costs, since the gas costs for those years had been previously approved. The filing proposes recovery of the 2001-2004 costs over a 3-year period beginning in 2007.

     In November 2005, Minnesota Gas filed a request with the MPUC to increase annual rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved in final rates is subject to refund to customers. Hearings were held in April and June 2006 and a decision by the MPUC is expected in late 2006.

     In December 2004, the MPUC opened an investigation to determine whether Minnesota Gas' practices regarding restoring natural gas service during the period between October 15 and April 15 (Cold Weather Period) are in compliance with the MPUC's Cold Weather Rule (CWR), which governs disconnection and reconnection of customers during the Cold Weather Period. In June 2005, the Minnesota Office of the Attorney General (OAG) issued its report alleging Minnesota Gas had violated the CWR and recommended a $5 million penalty. In addition, in June 2005, the Company was named in a suit filed in the United States District Court, District of Minnesota on behalf of a purported class of customers who allege that Minnesota Gas' conduct under the CWR was in violation of the law. On March 28, 2006 the court gave preliminary approval to a $13.5 million settlement which, if ultimately approved by the court following a hearing, will resolve all but one small claim against Minnesota Gas which have or could have been asserted by residential natural gas customers in the CWR class action. A further hearing by the court to consider approval of this settlement is expected during the third quarter of 2006. If also approved by the MPUC, the settlement will resolve the claims made by the OAG. During the fourth quarter 2005, the Company established a litigation reserve to cover the anticipated settlement costs under the terms of this settlement.

(b)  City of Tyler, Texas Dispute.

     In July 2002, the City of Tyler, Texas, asserted that Southern Gas Operations had overcharged residential and small commercial customers in that city for gas costs under supply agreements in effect since 1992. That dispute was referred to the Railroad Commission by agreement of the parties for a determination of whether Southern Gas Operations has properly charged and collected for gas service to its residential and commercial customers in its Tyler distribution system in accordance with lawful filed tariffs during the period beginning November 1, 1992, and ending October 31, 2002. In May 2005, the Railroad Commission issued a final order finding that the Company had complied with its tariffs, acted prudently in entering into its gas supply contracts, and prudently managed those contracts. The City of Tyler appealed this order to a Travis County District Court, but in April 2006, Southern Gas Operations and the City of Tyler reached a settlement regarding the rates in the City of Tyler and other aspects of the dispute between them. As contemplated by that settlement, the City of Tyler's appeal to the district court was dismissed on July 31, 2006, and the Railroad Commission's final order and findings are no longer subject to further review or modification.

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

     Cash Flow Hedges. During each of the six month periods ended June 30, 2005 and 2006, hedge ineffectiveness resulted in a gain of less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Company's Condensed Statements of Consolidated Income under the "Expenses" caption "Natural gas." Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2006, the Company expects $1 million ($0.6 million after-tax) in accumulated other comprehensive loss to be reclassified as an increase in Natural gas expense during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years with a limited amount of exposure up to ten years. The Company's policy is not to exceed ten years in hedging its exposure.

     Other Derivative Financial Instruments. The Company enters into certain derivative financial instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). While the Company utilizes these financial instruments to manage physical commodity price risks, it does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2005 and 2006, the Company recognized net gains of $4 million and net losses of less than $1 million, respectively, on these derivative financial instruments which are included in the Condensed Statements of Consolidated Income under the "Expenses" caption "Natural gas." During the six months ended June 30, 2005 and 2006, the Company recognized net gains of $6 million and net losses of $8 million, respectively.

(5)  GOODWILL AND INTANGIBLES

     Goodwill as of December 31, 2005 and June 30, 2006 by reportable business segment is as follows (in millions):

Natural Gas Distribution.......................   $  746
Pipelines and Field Services...................      604
Competitive Natural Gas Sales and Services.....      339
Other Operations...............................       20
                                                  ------
   Total.......................................   $1,709
                                                  ======

     The components of the Company's other intangible assets consist of the following (in millions):

                       DECEMBER 31, 2005           JUNE 30, 2006
                    -----------------------   -----------------------
                    CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                     AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                    --------   ------------   --------   ------------
Land Use Rights..      $ 7         $ (3)         $ 7         $ (3)
Other............       21           (7)          22           (8)
                       ---         ----          ---         ----
   Total.........      $28         $(10)         $29         $(11)
                       ===         ====          ===         ====

     Amortization expense for other intangibles during each of the three-month periods ended June 30, 2005 and 2006 was less than $1 million. Amortization expense for other intangibles during each of the six-month periods ended June 30, 2005 and 2006 was $1 million. Estimated amortization expense for the remainder of 2006 is approximately $1 million and is approximately $2 million per year for each of the five succeeding fiscal years.

(6)  LONG-TERM DEBT AND RECEIVABLES FACILITY

(a)  Long-Term Debt.

     In May 2006, the Company issued $325 million aggregate principal amount of senior notes due in May 2016 with an interest rate of 6.15%. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt (including $145 million of the Company's 8.90% debentures due December 15, 2006), capital expenditures, working capital and loans or advances to affiliates.

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

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on the Company's credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that the Company make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that the Company considers customary.

     As of June 30, 2006, the Company had no borrowings under its $550 million credit facility. The Company was in compliance with all covenants as of June 30, 2006.

(b)  Receivables Facility.

     In January 2006, the Company's $250 million receivables facility was extended to January 2007. As of June 30, 2006, no amounts were funded under the Company's receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006.

     Funding under the receivables facility averaged $181 million and $121 million for the six months ended June 30, 2005 and 2006, respectively. Sales of receivables were approximately $424 million and $209 million for the three months ended June 30, 2005 and 2006, respectively, and $944 million and $555 million for the six months ended June 30, 2005 and 2006, respectively.

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income (net of tax):

                                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                             --------------------   ------------------
                                                                 2005   2006           2005   2006
                                                                 ----   ----           ----   ----
                                                                           (IN MILLIONS)
Net income................................................       $27     $23           $123   $120
                                                                 ---     ---           ----   ----
Other comprehensive income:
   Net deferred gain (loss) from cash flow hedges.........         1      (2)            10     (5)
   Reclassification of deferred (gain) loss from cash flow
      hedges realized in net income.......................        (3)      5             (2)    (4)
                                                                 ---     ---           ----   ----
Other comprehensive income (loss).........................        (2)      3              8     (9)
                                                                 ---     ---           ----   ----
Comprehensive income......................................       $25     $26           $131   $111
                                                                 ===     ===           ====   ====

     The Company had a net deferred gain from cash flow hedges of $11 million and $2 million recorded in accumulated other comprehensive income at December 31, 2005 and June 30, 2006, respectively.

(8)  RELATED PARTY TRANSACTIONS

     The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. As of December 31, 2005, the Company had borrowings from the money pool of $289 million, but had no borrowings from the money pool as of June 30, 2006.

     For the three months ended June 30, 2005 and 2006, the Company had net interest income related to affiliate borrowings of approximately $2 million and $-0- million, respectively. For the six months ended June 30, 2005 and 2006, the Company had net interest income (expense) related to affiliate borrowings of approximately $3 million and $(1) million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $31 million for each of the three-month periods ended June 30, 2005 and 2006, and $60 million and $64 million for the six-month periods ended June 30, 2005 and 2006, respectively, and are included primarily in operation and maintenance expenses.

(9)  COMMITMENTS AND CONTINGENCIES

(a)  Natural Gas Supply Commitments.

     Natural gas supply commitments include natural gas contracts related to the Company's natural gas distribution and competitive natural gas sales and services operations, which have various quantity requirements and durations that are not classified as non-trading derivatives assets and liabilities in the Company's Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006 as these contracts meet the SFAS No. 133 exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts which do not meet the definition of a derivative. Minimum payment obligations for natural gas supply contracts are approximately $367 million for the remaining six months in 2006, $627 million in 2007, $174 million in 2008, $118 million in 2009, $118 million in 2010 and $721 million in 2011 and thereafter.

(b)  Capital Commitments.

     In October 2005, CenterPoint Energy Gas Transmission Company (CEGT), a wholly owned subsidiary of CERC Corp., signed a 10-year firm transportation agreement with XTO Energy (XTO) to transport 600 million cubic feet (MMcf) per day of natural gas from Carthage, Texas to CEGT's Perryville hub in Northeast Louisiana. To accommodate this transaction, CEGT filed a certificate application with the FERC in March 2006 to build a 172 mile, 42-inch diameter pipeline, and related compression facilities at an estimated cost of $425 million. The capacity of the pipeline under this filing will be 1.275 billion cubic feet (Bcf) per day. CEGT has signed firm contracts for substantially the full capacity of the pipeline. Based on strong interest expressed in an open season held earlier this year and subject to FERC approval, CEGT expects to expand capacity of the pipeline to 1.5 Bcf per day. During the four-year period subsequent to the in-service date of the pipeline, XTO can request, and subject to mutual negotiations that meet specific financial parameters, CEGT would construct a 67 mile extension from CEGT's Perryville hub to an interconnect with Texas Eastern Gas Transmission at Union Church, Mississippi.

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

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CEGT, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar suit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by Southern Gas Operations to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CEGT, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., CenterPoint Energy - Mississippi River Transmission Corp. (CEMRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped as defendants CEGT and CEMRT. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney's fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The allegations in these cases are similar to those asserted in the City of Tyler proceeding as described in Note 3(b). The Company does not expect the outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.

     Pipeline Safety Compliance. Pursuant to an order from the Minnesota Office of Pipeline Safety, the Company substantially completed removal of certain non-code-compliant components from a portion of its distribution system by December 2, 2005. The components were installed by a predecessor company, which was not affiliated with the Company during the period in which the components were installed. In November 2005, Minnesota Gas filed a request with the MPUC to recover the capitalized expenditures (approximately $39 million) and related expenses, together with a return on the capitalized portion through rates as part of its existing rate case as further discussed in Note 3(a).

     Minnesota Cold Weather Rule. For a discussion of this matter, see Note
3(a).

(d)  Environmental Matters.

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

     At June 30, 2006, the Company had accrued $14 million for remediation of these Minnesota sites. At June 30, 2006, the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2006, the Company has collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

     In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by the Company or may have been owned by one of its former affiliates. The Company has been named as a defendant in two lawsuits, one filed in United States District Court, District of Maine and the other filed in Middle District of Florida, Jacksonville Division, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of the Company or its divisions. The Company has also been identified as a PRP by the State of Maine for a site that is the subject of one of the lawsuits. In March 2005, the federal district court considering the suit for contribution in Florida granted the Company's motion to dismiss on the grounds that the Company was not an "operator" of the site as had been alleged. The plaintiff in that case has filed an appeal of the court's dismissal of the Company. In June 2006 the federal district court in Maine that is considering the other suit ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including the Company, would have to contribute to that remediation. The Company is investigating details regarding these sites and the range of environmental expenditures for potential remediation. However, the Company believes it is not liable as a former owner or operator of those sites under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits and its designation as a PRP.

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

(e)  Other Proceedings.

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(f)  Guarantees.

     Prior to CenterPoint Energy's distribution of its ownership in Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure CenterPoint Energy and the Company against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for the benefit of the Company and CenterPoint Energy, and agreed to use commercially reasonable efforts to extinguish the remaining guarantees. CenterPoint Energy's current exposure under the remaining guarantees relates to the Company's guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, the Company's potential exposure under that guarantee currently exceeds the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of the Company's obligations under the guarantee, and CenterPoint Energy and RRI are pursuing other alternatives. On June 30, 2006, the Company and the RRI trading subsidiary jointly filed a complaint at the FERC against the counterparty on our guarantee. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security held by the counterparty exceeds the level permitted by the FERC's policies. The complaint asks the FERC to require the counterparty to release the Company from its guarantee obligation and, in its place accept (i) a guarantee from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit equal to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty's pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. On July 20, 2006, the counterparty filed its answer to the complaint, arguing that the Company is contractually bound to continue the guarantee and that the amount of the guarantee does not violate the FERC's policies. The complaint is in its beginning stages, and it is presently unknown what action the FERC may take on the complaint. The RRI trading subsidiary continues to meet its obligations under the transportation contracts.

(g) Tax Contingencies.

     The Company has established reserves for certain tax items including issues relating to prior acquisitions and dispositions of business operations and certain positions taken with respect to state tax filings. The total amount reserved for these tax items was approximately $32 million and $28 million as of December 31, 2005 and June 30, 2006, respectively.

(10) REPORTABLE BUSINESS SEGMENTS

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

     The Company's reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Pipelines and Field Services and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. The Company reorganized the oversight of its Natural Gas Distribution business segment and, as a result, beginning in the fourth quarter of 2005, the Company established a new reportable business segment, Competitive Natural Gas Sales and Services. Competitive Natural Gas Sales and Services represents the Company's non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Pipelines and Field Services includes the interstate natural gas pipeline operations and the natural gas gathering and pipeline services businesses. Other Operations consists primarily of other corporate operations which support all of the Company's business operations. All prior period segment information has been reclassified to conform to the 2006 presentation.

     Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

     The following tables summarize financial data for the Company's reportable business segments (in millions):

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                                 ----------------------------------------
                                                  REVENUES
                                                    FROM         NET
                                                  EXTERNAL   INTERSEGMENT     OPERATING
                                                 CUSTOMERS     REVENUES     INCOME (LOSS)
                                                 ---------   ------------   -------------
Natural Gas Distribution .....................     $  538        $  3            $ 9
Competitive Natural Gas Sales and Services ...        801          44             10
Pipelines and Field Services .................         87          38             52
Other Operations .............................         --           1             (2)
Eliminations .................................         --         (86)            --
                                                   ------        ----            ---
Consolidated .................................     $1,426        $ --            $69
                                                   ======        ====            ===

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                                 ----------------------------------------
                                                  REVENUES
                                                    FROM         NET
                                                  EXTERNAL   INTERSEGMENT     OPERATING
                                                 CUSTOMERS     REVENUES     INCOME (LOSS)
                                                 ---------   ------------   -------------
Natural Gas Distribution .....................     $  546        $  3            $(2)
Competitive Natural Gas Sales and Services ...        742           8              7
Pipelines and Field Services .................         96          39             61
Other Operations .............................         --           2             (1)
Eliminations .................................         --         (52)            --
                                                   ------        ----            ---
Consolidated .................................     $1,384        $ --            $65
                                                   ======        ====            ===

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                 ----------------------------------------
                                                  REVENUES
                                                    FROM         NET                          TOTAL ASSETS
                                                  EXTERNAL   INTERSEGMENT     OPERATING           AS OF
                                                 CUSTOMERS     REVENUES     INCOME (LOSS)   DECEMBER 31, 2005
                                                 ---------   ------------   -------------   -----------------
Natural Gas Distribution .....................     $1,867        $   3          $132             $ 4,612
Competitive Natural Gas Sales and Services ...      1,633          137            26               1,849
Pipelines and Field Services .................        171           75           116               2,968
Other Operations .............................          3            3            (3)                743
Eliminations .................................         --         (218)           --              (1,871)
                                                   ------        -----          ----             -------
Consolidated .................................     $3,674        $  --          $271             $ 8,301
                                                   ======        =====          ====             =======

                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                 ----------------------------------------
                                                  REVENUES
                                                    FROM         NET                         TOTAL ASSETS
                                                  EXTERNAL   INTERSEGMENT     OPERATING         AS OF
                                                 CUSTOMERS     REVENUES     INCOME (LOSS)   JUNE 30, 2006
                                                 ---------   ------------   -------------   -------------
Natural Gas Distribution .....................     $2,023       $   6           $101           $ 3,959
Competitive Natural Gas Sales and Services ...      1,868          45             32             1,259
Pipelines and Field Services .................        183          77            134             3,057
Other Operations .............................         --           4             (2)              665
Eliminations .................................         --        (132)            --            (1,207)
                                                   ------       -----           ----           -------
Consolidated .................................     $4,074       $  --           $265           $ 7,733
                                                   ======       =====           ====           =======

(11) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefits plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                         THREE MONTHS      SIX MONTHS
                                        ENDED JUNE 30,   ENDED JUNE 30,
                                        --------------   --------------
                                          2005   2006      2005   2006
                                          ----   ----      ----   ----
                                                 (IN MILLIONS)
Service cost ........................     $ 1    $ 1       $ 1    $ 1
Interest cost .......................       2      1         4      3
Expected return on plan assets ......      (1)    (1)       (1)    (1)
Amortization of prior service cost ..      --      1         1      1
Other ...............................      --     --        --      1
                                          ---    ---       ---    ---
   Net periodic cost ................     $ 2    $ 2       $ 5    $ 5
                                          ===    ===       ===    ===

     The Company expects to contribute approximately $13 million to CenterPoint Energy's postretirement benefits plan in 2006, of which $8 million had been contributed as of June 30, 2006.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2005 and 2006. Reference is made to "Management's Narrative Analysis of the Results of Operations" in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2005 (CERC Corp. Form 10-K).

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

     The following table sets forth our consolidated results of operations for the three months and six months ended June 30, 2005 and 2006, followed by a discussion of the results of operations by business segment based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                           THREE MONTHS       SIX MONTHS
                                          ENDED JUNE 30,    ENDED JUNE 30,
                                         ---------------   ---------------
                                          2005     2006     2005     2006
                                         ------   ------   ------   ------
                                                   (IN MILLIONS)
Revenues .............................   $1,426   $1,384   $3,674   $4,074
                                         ------   ------   ------   ------
Expenses:
   Natural gas .......................    1,103    1,035    2,884    3,228
   Operation and maintenance .........      171      199      344      396
   Depreciation and amortization .....       50       50       99      100
   Taxes other than income taxes .....       33       35       76       85
                                         ------   ------   ------   ------
      Total Expenses .................    1,357    1,319    3,403    3,809
                                         ------   ------   ------   ------
Operating Income .....................       69       65      271      265
Interest and Other Finance Charges ...      (52)     (42)     (97)     (82)
Other Income, net ....................        8        5       12        8
                                         ------   ------   ------   ------
Income Before Income Taxes ...........       25       28      186      191
Income Tax (Expense) Benefit .........        2       (5)     (63)     (71)
                                         ------   ------   ------   ------
Net Income ...........................   $   27   $   23   $  123   $  120
                                         ======   ======   ======   ======

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     Some amounts from the previous year have been reclassified to conform to the 2006 presentation of the financial statements. These reclassifications do not affect consolidated net income. Revenues by segment include intersegment sales, which are eliminated in consolidation.

NATURAL GAS DISTRIBUTION

     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput and customer data):

                                                  THREE MONTHS               SIX MONTHS
                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                            -----------------------   -----------------------
                                               2005         2006         2005         2006
                                            ----------   ----------   ----------   ----------
Revenues ................................   $      541   $      549   $    1,870   $    2,029
                                            ----------   ----------   ----------   ----------
Expenses:
   Natural gas ..........................          341          343        1,338        1,489
   Operation and maintenance ............          126          142          261          292
   Depreciation and amortization ........           39           37           76           75
   Taxes other than income taxes ........           26           29           63           72
                                            ----------   ----------   ----------   ----------
      Total expenses ....................          532          551        1,738        1,928
                                            ----------   ----------   ----------   ----------
Operating Income (Loss) .................   $        9   $       (2)  $      132   $      101
                                            ==========   ==========   ==========   ==========
Throughput (in billion cubic feet (Bcf)):
   Residential ..........................           21           17           98           84
   Commercial and industrial ............           43           44          120          116
                                            ----------   ----------   ----------   ----------
      Total Throughput ..................           64           61          218          200
                                            ==========   ==========   ==========   ==========
Average number of customers:
  Residential ...........................    2,833,773    2,860,802    2,842,645    2,872,978
  Commercial and industrial .............      246,032      253,725      247,429      253,505
                                            ----------   ----------   ----------   ----------
      Total .............................    3,079,805    3,114,527    3,090,074    3,126,483
                                            ==========   ==========   ==========   ==========

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Natural Gas Distribution business segment reported an operating loss of $2 million for the three months ended June 30, 2006 as compared to operating income of $9 million for the three months ended June 30, 2005. Increases in operating margins (revenues less natural gas costs) from rate increases and rate design changes, along with the addition of nearly 32,000 customers since June 2005 ($6 million) and increased gross receipts taxes resulting from higher revenues ($3 million), were partially offset by decreased customer usage and unfavorable weather ($5 million). Operation and maintenance expenses increased primarily due to costs associated with staff reductions ($5 million), increased bad debt expense due to high natural gas prices ($3 million) and a write-off of certain rate case expenses ($3 million). Additionally, taxes other than income taxes increased $3 million primarily due to higher gross receipts taxes, which offset the corresponding increase in revenues discussed above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Natural Gas Distribution business segment reported operating income of $101 million for the six months ended June 30, 2006 as compared to $132 million for the six months ended June 30, 2005. Increases in operating margins from rate increases and rate design changes, along with the addition of nearly 32,000 customers since June 2005 ($20 million) and increased gross receipts taxes resulting from higher revenues ($9 million), were partially offset by decreased customer usage and unfavorable weather ($21 million). Operation and maintenance expenses increased primarily due to costs associated with staff reductions ($11 million), increased bad debt expense due to high natural gas prices ($6 million), increased contracts and services expenses and corporate services ($8 million) and a write-off of certain rate case expenses ($3 million). Additionally, taxes other than income taxes increased $9 million primarily due to higher gross receipts taxes, which offset the corresponding increase in revenues discussed above.

COMPETITIVE NATURAL GAS SALES AND SERVICES

     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput and customer data):

                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------   ----------------
                                               2005     2006       2005     2006
                                              ------   ------     ------   ------
Revenues ................................     $  845   $  750     $1,770   $1,913
                                              ------   ------     ------   ------
Expenses:
   Natural gas ..........................        828      735      1,730    1,864
   Operation and maintenance ............          7        7         12       15
   Depreciation and amortization ........         --        1          1        1
   Taxes other than income taxes ........         --       --          1        1
                                              ------   ------     ------   ------
      Total expenses ....................        835      743      1,744    1,881
                                              ------   ------     ------   ------
Operating Income ........................     $   10   $    7     $   26   $   32
                                              ======   ======     ======   ======
Throughput (in Bcf):
   Wholesale - third parties ............         72       72        154      161
   Wholesale - affiliates ...............         21        8         35       19
   Retail ...............................         34       31         81       79
   Pipeline .............................         12       10         31       20
                                              ------   ------     ------   ------
      Total Throughput ..................        139      121        301      279
                                              ======   ======     ======   ======
Average number of customers:
   Wholesale ............................        135      132        130      138
   Retail ...............................      6,237    6,468      6,207    6,501
   Pipeline .............................        145      136        151      138
                                              ------   ------     ------   ------
      Total .............................      6,517    6,736      6,488    6,777
                                              ======   ======     ======   ======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended June 30, 2006 as compared to $10 million for the three months ended June 30, 2005. Increased operating income from higher sales to utilities and favorable basis differentials across the pipeline capacity that we control ($12 million) was more than offset by a charge of $17 million to reflect the write-down of natural gas inventory to the lower of average cost or market. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. Therefore, operating income in future periods when these sales occur is expected to be higher as a result of the inventory write-down taken in this quarter.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Competitive Natural Gas Sales and Services business segment reported operating income of $32 million for the six months ended June 30, 2006 as compared to $26 million for the six months ended June 30, 2005. Increased operating income from higher sales to utilities and favorable basis differentials across the pipeline capacity that we control ($35 million) was partially offset by a charge of $30 million to reflect the write-downs of natural gas inventory to the lower of average cost or market. Therefore, operating income in future periods when these sales occur is expected to be higher as a result of the inventory write-downs taken in the first two quarters of this year.

PIPELINES AND FIELD SERVICES

     The following table provides summary data of our Pipelines and Field Services business segment for the three and six months ended June 30, 2005 and 2006 (in millions, except throughput data):

                                                 THREE MONTHS      SIX MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                --------------   --------------
                                                  2005   2006      2005   2006
                                                  ----   ----      ----   ----
Revenues ....................................     $125   $135      $246   $260
                                                  ----   ----      ----   ----
Expenses:
   Natural gas ..............................       18      7        25      3
   Operation and maintenance ................       40     50        74     89
   Depreciation and amortization ............       11     12        22     24
   Taxes other than income taxes ............        4      5         9     10
                                                  ----   ----      ----   ----
      Total expenses ........................       73     74       130    126
                                                  ----   ----      ----   ----
Operating Income ............................     $ 52   $ 61      $116   $134
                                                  ====   ====      ====   ====
Operating Income - Pipeline business ........       35     40        83     89
Operating Income - Field Services business ..       17     21        33     45
                                                  ----   ----      ----   ----
      Total segment operating income ........     $ 52   $ 61      $116   $134
                                                  ====   ====      ====   ====
Throughput (in Bcf):
   Natural Gas Sales ........................        3      2         4      2
   Transportation ...........................      230    240       501    514
   Gathering ................................       87     94       170    182
   Elimination (1) ..........................       (2)    (1)       (3)    (1)
                                                  ----   ----      ----   ----
      Total Throughput ......................      318    335       672    697
                                                  ====   ====      ====   ====

----------
(1)  Elimination of volumes both transported and sold.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Pipelines and Field Services business segment reported operating income of $61 million for the three months ended June 30, 2006 as compared to $52 million for the three months ended June 30, 2005. This segment's businesses continue to benefit from favorable dynamics in the markets for natural gas gathering and transportation services in the Gulf Coast and Mid-Continent regions where they operate. Within this segment, the pipeline business achieved higher operating income of $40 million for the three months ended June 30, 2006 as compared to $35 million for the same period in 2005 resulting from increased demand for transportation due to favorable basis differentials across the system ($5 million), higher demand for ancillary services ($3 million) and increased project-related revenues ($5 million), offset by a corresponding increase in project-related expenses ($5 million) and higher operation and maintenance expenses ($3 million). The field services business achieved higher operating income of $21 million for the three months ended June 30, 2006 as compared to $17 million for the same period in 2005 driven by increased throughput ($3 million) and higher commodity prices ($2 million).

     Additionally, this business segment recorded equity income of $1 million and $2 million for the three months ended June 30, 2005 and 2006, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other - net under the Other Income (Expense) caption in our Condensed Statements of Consolidated Income.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Our Pipelines and Field Services business segment reported operating income of $134 million for the six months ended June 30, 2006 as compared to $116 million for the six months ended June 30, 2005. The pipeline business achieved operating income of $89 million for the six months ended June 30, 2006 as compared to $83 million for the same period in 2005 resulting from increased demand for transportation due to favorable basis differentials across the system ($11 million), higher demand for ancillary services ($4 million) and increased project-related revenues ($6 million), partially offset by a corresponding increase in project-related expenses ($5 million) and increased operation and maintenance expenses ($6 million). The field services business achieved operating income of $45 million for the six months ended June 30, 2006 as compared to $33 million for the same period in 2005 driven by increased throughput ($7 million), higher commodity prices ($7 million) and higher demand for ancillary services ($2 million), partially offset by increased operation and maintenance expenses ($4 million).

     In addition, this business segment recorded equity income of $3 million and $5 million for the six months ended June 30, 2005 and 2006, respectively, from its 50 percent interest in a jointly-owned gas processing plant as discussed above.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Risk Factors" in Item 1A of Part I and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CERC Corp. Form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remainder of 2006 are approximately $500 million of capital expenditures and $145 million principal amount of maturing debt.

     We expect that borrowings under our credit facility, liquidation of temporary investments, the issuance of securities in the capital markets and anticipated cash flows from operations will be sufficient to meet our cash needs for the next twelve months.

     Contractual Obligations. We negotiated new natural gas transportation contracts during the second quarter of 2006 which was the primary reason for an $809 million increase in the amount of other commodity commitments from the contractual obligations reported in the CERC Corp. Form 10-K. Minimum payment obligations for natural gas supply and related transportation contracts are approximately $367 million for the remaining six months in 2006, $627 million in 2007, $174 million in 2008, $118 million in 2009, $118 million in 2010 and $721 million in 2011 and thereafter.

     Off-Balance Sheet Arrangements. Other than operating leases and the guarantees described below, we have no off-balance sheet arrangements. However, we do participate in a receivables factoring arrangement. We have a bankruptcy remote subsidiary, which we consolidate, which was formed for the sole purpose of buying receivables created by us and selling those receivables to an unrelated third-party. This transaction is accounted for as a sale of receivables under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, as a result, the related receivables are excluded from the Condensed Consolidated Balance Sheet. In January 2006, our $250 million facility was extended to January 2007. As of June 30, 2006, no amounts were funded under our receivables facility. The facility was temporarily increased to $375 million for the period from January 2006 to June 2006.

     Prior to the CenterPoint Energy's distribution of its ownership in Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI's trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guarantee obligations prior to separation, but when separation occurred in September 2002, RRI had been unable to extinguish all obligations. To secure CenterPoint Energy and us against obligations under the remaining guarantees, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and agreed to use commercially reasonable efforts to extinguish the remaining guarantees. CenterPoint Energy's current exposure under the remaining guarantees relates to our guarantee of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year in 2006 through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. As a result of changes in market conditions, our potential exposure under that guarantee currently exceeds the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of our obligations under the guarantee, and CenterPoint Energy and RRI are pursuing other alternatives. On June 30, 2006, we and the RRI trading subsidiary jointly filed a complaint at the FERC against the counterparty on our guarantee. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security held by the counterparty exceeds the level permitted by the FERC's policies. The complaint asks the FERC to require the counterparty to release us from our guarantee obligation and, in its place accept (i) a guarantee from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit equal to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty's pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. On July 20, 2006, the counterparty filed its answer to the complaint, arguing that we are contractually bound to continue the guarantee and that the amount of the guarantee does not violate the FERC's policies. The complaint is in its beginning stages, and it is presently unknown what action the FERC may take on the complaint. The RRI trading subsidiary continues to meet its obligations under the transportation contracts.

     Senior Notes. In May 2006, we issued $325 million aggregate principal amount of senior notes due in May 2016 with an interest rate of 6.15%. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt (including $145 million of our 8.90% debentures due December 15, 2006), capital expenditures, working capital and loans or advances to affiliates.

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

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in the credit facility.

     As of August 1, 2006, the credit facility was not utilized.

     Securities Registered with the SEC. After giving effect to our issuance of $325 million aggregate principal amount of senior notes due in May 2016, as discussed above under "--Senior Notes," at June 30, 2006, we had a shelf registration statement covering $175 million principal amount of debt securities.

     Temporary Investments. As of August 1, 2006, we had external temporary investments of $275 million.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At August 1, 2006, we had no borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of August 1, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to hedge its exposure to natural gas prices, CES uses financial derivatives with provisions standard for the industry that establish credit thresholds and require a party to provide additional collateral on two business days' notice when that party's rating or the rating of a credit support provider for that party (CERC Corp. in this case) falls below those levels. We estimate that as of June 30, 2006, unsecured credit limits extended to CES by counterparties aggregate $133 million; however, utilized credit capacity is significantly lower. In addition, we and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

     -    the outcome of litigation brought by and against us;

     -    contributions to benefit plans;

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various other risks identified in "Risk Factors" in Item 1A of Part I of the CERC Corp. Form 10-K.

     Certain Contractual Limits on Ability to Issue Securities and Pay Dividends. Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65 percent.

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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 4%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately 3%. At June 30, 2006, our estimated cost of retiring these assets was approximately $65 million.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 3 and 9 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business -- Regulation" and "-- Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of the CERC Corp. Form 10-K.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in the CERC Corp. Form 10-K.

ITEM 5. OTHER INFORMATION

     Our ratio of earnings to fixed charges for the six months ended June 30, 2005 and 2006 was 2.79 and 3.10, respectively. We do not believe that the ratios for these six month periods are necessarily indicators of the ratios for the twelve month period due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                 REPORT OR               SEC FILE OR
EXHIBIT                                                         REGISTRATION            REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                          STATEMENT                 NUMBER      REFERENCE
-------        ------------------------------------   -------------------------------   ------------   ---------
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

 3.1.3    -     Certificate of Amendment changing     Form 10-K for the year ended         1-13265      3(a)(3)
                the name to Reliant Energy            December 31, 1998
                Resources Corp.

 3.1.4    -     Certificate of Amendment changing     Form 10-Q for the quarter ended      1-13265      3(a)(4)
                the name to CenterPoint Energy        June 30, 2003
                Resources Corp.

  3.2     -     Bylaws of RERC Corp.                  Form 10-K for the year ended         1-13265        3(b)
                                                      December 31, 1997

  4.1     -     $550,000,000 Credit Agreement dated   CERC Corp.'s Form 8-K dated          1-13265        4.3
                as of March 31, 2006, among CERC      March 31, 2006
                Corp., as Borrower, and the banks
                named therein

  4.2     -     Indenture, dated as of February 1,    CERC Corp.'s Form 8-K dated          1-13265        4.1
                1998, between CERC Corp. (formerly    February 5, 1998
                NorAm Energy Corp.) and JPMorgan
                Chase Bank, National Association
                (successor to Chase Bank of Texas,
                National Association), as trustee
                (the "Indenture")

  4.3     -     Supplemental Indenture No. 9 to the   CenterPoint Energy's Form 10-Q       1-31447        4.7
                Indenture, dated as of May 18,        for the quarter ended June 30,
                2006, providing for the issuance of   2006
                CERC Corp.'s 6.15% Senior Notes due
                2016.

  +12     -     Computation of Ratios of Earnings
                to Fixed Charges

 +31.1    -     Rule 13a-14(a)/15d-14(a)
                Certification of David M. McClanahan

 +31.2    -     Rule 13a-14(a)/15d-14(a)
                Certification of Gary L. Whitlock

 +32.1    -     Section 1350 Certification of David
                M. McClanahan

 +32.2    -     Section 1350 Certification of Gary
                L. Whitlock

 +99.1    -     Items incorporated by reference
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

Date: August 8, 2006

                               INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

                                                                 REPORT OR               SEC FILE OR
EXHIBIT                                                         REGISTRATION            REGISTRATION    EXHIBIT
 NUMBER                     DESCRIPTION                          STATEMENT                 NUMBER      REFERENCE
-------        ------------------------------------   -------------------------------   ------------   ---------
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

 3.1.3    -     Certificate of Amendment changing     Form 10-K for the year ended         1-13265      3(a)(3)
                the name to Reliant Energy            December 31, 1998
                Resources Corp.

 3.1.4    -     Certificate of Amendment changing     Form 10-Q for the quarter ended      1-13265      3(a)(4)
                the name to CenterPoint Energy        June 30, 2003
                Resources Corp.

  3.2     -     Bylaws of RERC Corp.                  Form 10-K for the year ended         1-13265        3(b)
                                                      December 31, 1997

  4.1     -     $550,000,000 Credit Agreement dated   CERC Corp.'s Form 8-K dated          1-13265        4.3
                as of March 31, 2006, among CERC      March 31, 2006
                Corp., as Borrower, and the banks
                named therein

  4.2     -     Indenture, dated as of February 1,    CERC Corp.'s Form 8-K dated          1-13265        4.1
                1998, between CERC Corp. (formerly    February 5, 1998
                NorAm Energy Corp.) and JPMorgan
                Chase Bank, National Association
                (successor to Chase Bank of Texas,
                National Association), as trustee
                (the "Indenture")

  4.3     -     Supplemental Indenture No. 9 to the   CenterPoint Energy's Form 10-Q       1-31447        4.7
                Indenture, dated as of May 18,        for the quarter ended June 30,
                2006, providing for the issuance of   2006
                CERC Corp.'s 6.15% Senior Notes due
                2016.

  +12     -     Computation of Ratios of Earnings
                to Fixed Charges

 +31.1    -     Rule 13a-14(a)/15d-14(a)
                Certification of David M. McClanahan

 +31.2    -     Rule 13a-14(a)/15d-14(a)
                Certification of Gary L. Whitlock

 +32.1    -     Section 1350 Certification of David
                M. McClanahan

 +32.2    -     Section 1350 Certification of Gary
                L. Whitlock

 +99.1    -     Items incorporated by reference
                from the CERC Corp. Form 10-K.
                Item 1A "--Risk Factors."