Form 10-Q
period 2007-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2007-05-09
CIK 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission file number 1-13265
CENTERPOINT ENERGY RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Delaware	76-0511406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Louisiana
Houston, Texas 77002	(713) 207-1111
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2007, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

i

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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	changes in interest rates or rates of inflation;

•	weather variations and other natural phenomena;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	the ability of Reliant Energy, Inc. (RRI) to satisfy its obligations to us or in connection with the contractual arrangements pursuant to which we are a guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

ii

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues	$2,690	$2,697

Expenses:
Natural gas	2,193	2,150
Operation and maintenance	197	198
Depreciation and amortization	50	51
Taxes other than income taxes	50	48

Total	2,490	2,447

Operating Income	200	250

Other Income (Expense):
Interest and other finance charges	(40)	(39)
Other, net	3	3

Total	(37)	(36)

Income Before Income Taxes	163	214

Income tax expense	(66)	(83)

Net Income	$97	$131

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	March 31,
	2006	2007
Current Assets:
Cash and cash equivalents	$5	$25
Accounts and notes receivable, net	846	947
Accrued unbilled revenue	356	246
Accounts and notes receivable – affiliated companies	198	130
Materials and supplies	31	32
Natural gas inventory	305	91
Non-trading derivative assets	98	44
Deferred tax asset	2	1
Prepaid expenses and other current assets	360	193

Total current assets	2,201	1,709

Property, Plant and Equipment:
Property, plant and equipment	5,336	5,538
Less accumulated depreciation and amortization	(697)	(725)

Property, plant and equipment, net	4,639	4,813

Other Assets:
Goodwill	1,709	1,709
Non-trading derivative assets	21	16
Other	245	207

Total other assets	1,975	1,932

Total Assets	$8,815	$8,454

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31,	March 31,
	2006	2007
Current Liabilities:
Short-term borrowings	$187	$337
Current portion of long-term debt	7	307
Accounts payable	928	678
Accounts and notes payable — affiliated companies	386	65
Taxes accrued	115	125
Interest accrued	48	51
Customer deposits	62	57
Non-trading derivative liabilities	141	48
Other	305	256

Total current liabilities	2,179	1,924

Other Liabilities:
Accumulated deferred income taxes, net	662	658
Non-trading derivative liabilities	80	38
Benefit obligations	138	133
Other	669	665

Total other liabilities	1,549	1,494

Long-term Debt	2,155	1,998

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,403	2,404
Retained earnings	505	636
Accumulated other comprehensive income (loss)	24	(2)

Total stockholder’s equity	2,932	3,038

Total Liabilities and Stockholder’s Equity	$8,815	$8,454

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash Flows from Operating Activities:
Net income	$97	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50	51
Amortization of deferred financing costs	2	2
Deferred income taxes	7	9
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	438	9
Accounts receivable/payable, affiliates	(2)	16
Inventory	125	213
Taxes receivable	5	—
Accounts payable	(519)	(192)
Fuel cost over recovery	63	23
Interest and taxes accrued	51	13
Non-trading derivatives, net	19	14
Margin deposits, net	(79)	52
Other current assets	23	34
Other current liabilities	(43)	(61)
Other assets	16	(3)
Other liabilities	(44)	(28)
Other, net	12	—

Net cash provided by operating activities	221	283

Cash Flows from Investing Activities:
Capital expenditures	(84)	(272)
Increase in notes receivable from affiliates, net	—	(83)
Other, net	(8)	(15)

Net cash used in investing activities	(92)	(370)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	150
Payments of long-term debt	(6)	(7)
Increase in short-term borrowings	—	150
Decrease in notes payable with affiliates	(261)	(186)
Debt issuance costs	(1)	(1)
Contribution from parent	112	—
Other, net	1	1

Net cash provided by (used in) financing activities	(155)	107

Net Increase (Decrease) in Cash and Cash Equivalents	(26)	20
Cash and Cash Equivalents at Beginning of the Period	31	5

Cash and Cash Equivalents at End of the Period	$5	$25

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$40	$41
Income taxes (refunds), net	(110)	38
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC Corp. or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2006 (CERC Corp. Form 10-K).
     Background. The Company owns and operates natural gas distribution systems in six states. Wholly owned subsidiaries of the Company own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. Another wholly owned subsidiary of the Company offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.
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
     The Company’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, business segment information for the three months ended March 31, 2006 has been recast to conform to the 2007 presentation due to the change in reportable business segments in the fourth quarter of 2006. The business segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period presented.
(2) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not”, as defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”, of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was a credit to retained earnings of less than $1 million. The Company recognizes interest and penalties as a component of income taxes.
     The implementation of FIN 48 also impacted other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $0.7 million of net unrecognized tax benefits in “Other Liabilities.” This amount includes $0.6 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions and $9.0 million representing amounts previously accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. These liabilities were partially offset by a refund claim of $8.9 million. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $1.3 million for the payment of interest for these uncertain tax positions. The amount of unrecognized tax benefits was not materially different as of March 31, 2007.

     CenterPoint Energy’s consolidated federal income tax returns and major state tax returns have been settled through the 1996 tax year.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company is currently evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2006	2007
	(in millions)
Interest cost Service cost	$2	$2
Other	1	—

Net periodic cost	$3	$2

     The Company expects to contribute approximately $19 million to its postretirement benefits plan in 2007, of which $4 million had been contributed as of March 31, 2007.
(4) Regulatory Matters
(a) Rate Cases
     Arkansas. In January 2007, the Company’s natural gas distribution business (Gas Operations) filed an application with the Arkansas Public Service Commission (APSC) to change its natural gas distribution rates. This filing seeks approval to change the base rate portion of a customer’s natural gas bill, which makes up about 30 percent of the total bill and covers the cost of distributing natural gas. The filing does not apply to the Gas Supply Rate (GSR), which makes up the remaining approximately 70 percent of the bill. Through the GSR, Gas Operations passes through to its customers the actual cost it pays for the natural gas it purchases for use by its customers without any mark-up. In a separate filing in January 2007, Gas Operations reduced the GSR by approximately 9 percent. The APSC approved this GSR filing in January 2007.
     The filing seeks approval by the APSC of new base rates that would go into effect later this year and would generate approximately $51 million in additional revenue on an annual basis. The effect on individual monthly bills would vary depending on natural gas use and customer class. As part of the base rate filing, Gas Operations is also proposing a mechanism that, if approved, would help stabilize revenues, eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives, and minimize the need for future rate cases. As part of the revenue stabilization mechanism, Gas Operations proposed to reduce the requested return on equity by 35 basis points which would reduce the base rate increase by $1 million. The mechanism would be in place through December 31, 2010.

     Texas. In September 2006, Gas Operations filed Statements of Intent (SOI) with 47 cities in its Texas coast service territory to increase miscellaneous service charges and to allow recovery of the costs of financial hedging transactions through its purchased gas cost adjustment. In November 2006, these changes became effective as all 47 cities either approved the filings or took no action, thereby allowing rates to go into effect by operation of law. In December 2006, Gas Operations filed a SOI with the Railroad Commission of Texas (Railroad Commission) seeking to implement such changes in the environs of the Texas coast service territory. The Railroad Commission approved the filing on April 24, 2007. The new service charges are expected to be implemented in the second quarter of 2007.
     Minnesota. At September 30, 2006, Gas Operations had recorded approximately $45 million as a regulatory asset related to prior years’ unrecovered purchased gas costs in its Minnesota service territory. Of the total, approximately $24 million related to the period from July 1, 2004 through June 30, 2006, and approximately $21 million related to the period from July 1, 2000 through June 30, 2004. The amounts related to periods prior to July 1, 2004 arose as a result of revisions to the calculation of unrecovered purchased gas costs previously approved by the Minnesota Public Utilities Commission (MPUC). Recovery of this regulatory asset was dependent upon obtaining a waiver from the MPUC rules. In November 2006, the MPUC considered the request for variance and voted to deny the waiver. Accordingly, the Company recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset by an equal amount. In February 2007, the MPUC denied reconsideration. In March 2007, the Company petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. No prediction can be made as to the ultimate outcome of this matter.
     In November 2005, Gas Operations filed a request with the MPUC to increase annual rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved in final rates is subject to refund to customers. In October 2006, the MPUC considered the request and indicated that it would grant a rate increase of approximately $21 million. In addition, the MPUC approved a $5 million affordability program to assist low-income customers, the actual cost of which will be recovered in rates in addition to the $21 million rate increase. A final order was issued in January 2007, and final rates were implemented beginning May 1, 2007. The proportional share of the excess of the amounts collected in interim rates over the amount allowed by the final order will be refunded to customers beginning in May 2007. As of December 31, 2006 and March 31, 2007, approximately $12 million and $18 million, respectively, had been accrued for the refund and recorded as a reduction of revenues through the establishment of a regulatory liability.
(b) APSC Affiliate Transaction Rulemaking Proceeding
     In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by the Company and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. The parties are awaiting the decision of the APSC following that reconsideration. As originally adopted, the rules could have adverse impacts on the Company’s ability to operate and provide cost-effective utility service in Arkansas. Among other things, the rules would treat as affiliate transactions all transactions between the Company’s Arkansas utility operations and other divisions of the Company, as well as transactions between the Arkansas utility operations and affiliates of the Company. All such affiliate transactions would have to be priced under an asymmetrical pricing formula under which the Arkansas utility operations would benefit from any difference between the cost of providing goods and services to or from the Arkansas utility operations and the market value of those goods or services. Additionally, the Arkansas utility operations would not be permitted to participate in any financing other than to finance retail utility operations in Arkansas, which would preclude continuation of existing financing arrangements in which the Company finances its divisions and subsidiaries, including its Arkansas utility operations.
     If the rules are not satisfactorily modified as a result of the reconsideration, the Company would be entitled to seek judicial review. If the rules ultimately become effective as originally adopted, the Company anticipates that it would need to seek waivers from certain provisions of the rules or would be required to make significant modifications to existing practices, which could include the formation of and transfer of assets to subsidiaries.

(5) Derivative Instruments
     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options (energy derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.
Non-Trading Activities
     Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting its wholesale and retail customer obligations. During the three months ended March 31, 2006 and 2007, hedge ineffectiveness resulted in a gain of $1 million and a loss of less than $1 million, respectively, from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2007, the Company expects $2 million ($1 million after-tax) in accumulated other comprehensive income to be reclassified as an increase in natural gas expense during the next twelve months.
     The length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years, with a limited amount up to four years. The Company’s policy is not to exceed ten years in hedging its exposure.
     Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended March 31, 2006 and 2007, the Company recognized unrealized net gains of $5 million and net losses of $8 million, respectively. These derivative gains and losses are included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.”
(6) Goodwill
     Goodwill by reportable business segment as of both December 31, 2006 and March 31, 2007 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	339
Field Services	25
Other Operations	20

Total	$1,709

(7) Comprehensive Income
     The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended
	March 31,
	2006	2007
	(in millions)
Net income	$97	$131

Other comprehensive income (loss):
Adjustment to pension and other postretirement benefit plans	—	1
Net deferred loss from cash flow hedges	(3)	—
Reclassification of deferred gain from cash flow hedges realized in net income	(9)	(27)

Other comprehensive loss	(12)	(26)

Comprehensive income	$85	$105

     The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31,	March 31,
	2006	2007
	(in millions)
SFAS No. 158 incremental effect	$(2)	$(1)
Net deferred gain from cash flow hedges	26	(1)

Total accumulated other comprehensive income (loss)	$24	$(2)

(8) Related Party Transactions
     The Company participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of December 31, 2006, the Company had borrowings from the money pool of $186 million. As of March 31, 2007, the Company had investments in the money pool of $80 million.
     For each of the three months ended March 31, 2006 and 2007, the Company had net interest expense related to affiliate borrowings of approximately $1 million.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $33 million and $40 million for the three months ended March 31, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
(9) Short-term Borrowings and Long-term Debt
(a) Short-term Borrowings
     In 2006, the Company amended its receivables facility and extended the termination date to October 30, 2007. The facility size is $375 million until May 2007 and will range from $150 million to $325 million during the period from May 2007 to the October 30, 2007 termination date. Under the terms of the amended receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” were no longer met. Accordingly, advances received by the Company upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and March 31, 2007. As of December 31, 2006 and March 31, 2007, $187 million and $337 million, respectively, was advanced for the purchase of receivables under the Company’s receivables facility.

(b) Long-term Debt
     Senior Notes. In February 2007, the Company issued $150 million aggregate principal amount of senior notes due in February 2037 with an interest rate of 6.25%. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under the Company’s $375 million receivables facility. Such repayment provides increased liquidity and capital resources for general corporate purposes.
     Revolving Credit Facility. As of March 31, 2007, the Company had no borrowings and approximately $19 million of outstanding letters of credit under its $550 million credit facility. Additionally, the Company was in compliance with all covenants as of March 31, 2007.
(10) Commitments and Contingencies
(a) Natural Gas Supply Commitments
     Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts which do not meet the definition of a derivative. As of March 31, 2007, minimum payment obligations for natural gas supply commitments are approximately $698 million for the remaining nine months in 2007, $449 million in 2008, $249 million in 2009, $246 million in 2010, $244 million in 2011 and $1.3 billion in 2012 and thereafter.
(b) Legal, Environmental and Other Regulatory Matters
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

     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CEGT, United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar lawsuit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by the Company to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CEGT, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped as defendants CEGT and MRT. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case seek class certification, but the proposed class has not been certified. In February 2005, the Wharton County case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, disgorgement of illegal profits, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The Company does not expect the outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.
     Storage Facility Litigation. In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerns “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by a CERC entity that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. The summary judgment ruling was only on the issue of liability, though the court did rule that CEGT has the burden of proving that any gas in the Wapanucka formation is gas that has been injected and is not native gas. Further hearings and orders of the court are required to specify the appropriate relief for the plaintiffs. CEGT plans to appeal through the Oklahoma court system any judgment which imposes liability on CEGT in this matter. The Company does not expect the outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.
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
     At March 31, 2007, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of March 31, 2007, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.
     In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by the Company or may have been owned by one of its former affiliates. The Company has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of the Company or its divisions. The Company has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including the Company, would have to contribute to that remediation. The Company is investigating details regarding the site and the range of environmental expenditures for potential remediation. However, the Company believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting those suits and its designation as a PRP.
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
Guaranties
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of the Company and CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. The Company currently holds letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. CenterPoint Energy’s current exposure under the guaranties relates to the Company’s guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. RRI continues to meet its obligations under the transportation contracts, and the Company believes current market conditions make those contracts valuable for transportation services in the near term. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, the Company’s exposure to the counterparty under the guaranty could exceed the security provided by RRI. CenterPoint Energy has requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of the Company’s obligations under the guaranty. In June 2006, the RRI trading subsidiary and the Company jointly filed a complaint at the FERC against the counterparty on the Company’s guaranty. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security demanded by the counterparty exceeds the level permitted by the FERC’s policies. The complaint asks the FERC to require the counterparty to release the Company from its guaranty obligation and, in its place, accept (i) a guaranty from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit limited to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty’s pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. The counterparty has argued that the amount of the guaranty does not violate the FERC’s policies and that the proposed substitution of credit support is not authorized under the counterparty’s financing documents or required by the FERC’s policy. The parties have now completed their submissions to the FERC regarding the complaint. The Company cannot predict what action the FERC may take on the complaint or when the FERC may rule. In addition to the FERC proceeding, in February 2007 the Company and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy and RRI. That demand seeks to resolve the disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, CenterPoint

Energy and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions. It is possible that an arbitration proceeding between the companies could be pursued, but when and on what terms the disagreement with RRI will ultimately be resolved cannot be predicted.
(11) Reportable Business Segments
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
     The Company’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents the Company’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Beginning in the fourth quarter of 2006, the Company began reporting its interstate pipelines and field services businesses as two separate business segments, the Interstate Pipelines business segment and the Field Services business segment. These business segments were previously aggregated and reported as the Pipelines and Field Services business segment. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering operations. Other Operations consists primarily of other corporate operations which support all of the Company’s business operations. All prior periods have been recast to conform to the 2007 presentation.
     Long-lived assets include net property, plant and equipment, net goodwill and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.
     Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended March 31, 2006
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of December 31,
	Customers	Revenues	Income (Loss)	2006
Natural Gas Distribution	$1,477	$3	$103	$4,463
Competitive Natural Gas Sales and Services	1,126	37	25	1,501
Interstate Pipelines	56	33	49	2,738
Field Services	31	10	24	608
Other Operations	—	2	(1)	1,086
Eliminations	—	(85)	—	(1,581)

Consolidated	$2,690	$—	$200	$8,815

	For the Three Months Ended March 31, 2007
	Revenues from	Net		Total Assets
	External	Intersegment	Operating Income	as of March 31,
	Customers	Revenues	(Loss)	2007
Natural Gas Distribution	$1,564	$3	$129	$4,226
Competitive Natural Gas Sales and Services	1,047	17	56	1,312
Interstate Pipelines	59	31	44	2,688
Field Services	28	11	22	597
Other Operations	(1)	—	(1)	609
Eliminations	—	(62)	—	(978)

Consolidated	$2,697	$—	$250	$8,454

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2006 and the three months ended March 31, 2007. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2006 (CERC Corp. Form 10-K).
EXECUTIVE SUMMARY
Recent Events
Debt Financing Transactions
     In February 2007, we issued $150 million aggregate principal amount of senior notes due in February 2037 with an interest rate of 6.25%. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under our $375 million receivables facility. Such repayment provides increased liquidity and capital resources for general corporate purposes.
Interstate Pipeline Expansion
     Carthage to Perryville. In April 2007, CenterPoint Energy Gas Transmission (CEGT), our wholly owned subsidiary, completed construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in Northeast Louisiana. On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 million cubic feet per day. This completes the first phase of the Carthage to Perryville project. The second phase of the project remains on schedule for a mid-summer completion and involves adding compression to increase the total capacity of the pipeline to approximately 1.25 billion cubic feet (Bcf) per day. CEGT has signed firm contracts for the full capacity of the 1.25 Bcf per day pipeline.
CONSOLIDATED RESULTS OF OPERATIONS
     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the CERC Corp. Form 10-K.

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2006 and 2007, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended March 31,
	2006	2007
	(in millions)
Revenues	$2,690	$2,697

Expenses:
Natural gas	2,193	2,150
Operation and maintenance	197	198
Depreciation and amortization	50	51
Taxes other than income taxes	50	48

Total Expenses	2,490	2,447

Operating Income	200	250
Interest and Other Finance Charges	(40)	(39)
Other Income, net	3	3

Income Before Income Taxes	163	214
Income Tax Expense	(66)	(83)

Net Income	$97	$131

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     The following table presents operating income (in millions) for each of our business segments for the three months ended March 31, 2006 and 2007. Due to the change in reportable segments in the fourth quarter of 2006, we have recast our segment information for 2006, as discussed in Note 11 to our Interim Condensed Financial Statements, to conform to the new presentation. The segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period.

	Three Months Ended March 31,
	2006	2007
Natural Gas Distribution	$103	$129
Competitive Natural Gas Sales and Services	25	56
Interstate Pipelines	49	44
Field Services	24	22
Other Operations	(1)	(1)

Total Consolidated Operating Income	$200	$250

Natural Gas Distribution
     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K.

     The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2006	2007
Revenues	$1,480	$1,567

Expenses:
Natural gas	1,146	1,212
Operation and maintenance	150	147
Depreciation and amortization	38	38
Taxes other than income taxes	43	41

Total expenses	1,377	1,438

Operating Income	$103	$129

Throughput (in Bcf):
Residential	67	86
Commercial and industrial	72	81

Total Throughput	139	167

Average number of customers:
Residential	2,896,766	2,946,203
Commercial and industrial	245,766	245,576

Total	3,142,532	3,191,779

Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Our Natural Gas Distribution business segment reported operating income of $129 million for the three months ended March 31, 2007 compared to operating income of $103 million for the three months ended March 31, 2006. Higher operating margins (revenues less natural gas costs) from increased usage due to a return to normal weather ($20 million) and growth from the addition of approximately 48,000 customers since March 31, 2006 ($4 million) were partially offset by lower final base rates in Minnesota compared to interim rates accrued in the first quarter of 2006 ($3 million). Operation and maintenance expenses decreased primarily due to costs associated with staff reductions incurred in 2006 ($6 million) and resulting labor savings in 2007 ($3 million), partially offset by higher costs related to improvements in customer service ($3 million) and higher bad debt expense ($3 million).
Competitive Natural Gas Sales and Services
     For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Business,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K.

     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2006	2007
Revenues	$1,163	$1,064

Expenses:
Natural gas	1,129	998
Operation and maintenance	8	9
Depreciation and amortization	––	––
Taxes other than income taxes	1	1

Total expenses	1,138	1,008

Operating Income	$25	$56

Throughput (in Bcf):
Wholesale – third parties	89	94
Wholesale – affiliates	11	3
Retail and Pipeline	58	58

Total Throughput	158	155

Average number of customers:
Wholesale	145	223
Retail and Pipeline	6,664	6,764

Total	6,809	6,987

Three months ended March 31, 2007 compared to three months ended March 31, 2006
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $56 million for the three months ended March 31, 2007 compared to $25 million for the three months ended March 31, 2006. The increase in operating income of $31 million was primarily due to increased operating margins (revenues less natural gas costs) related to sales of gas from inventory ($28 million) partially offset by an unfavorable change resulting from mark-to-market accounting for non-trading financial derivatives ($14 million). The first quarter of 2006 included a $13 million write-down of natural gas inventory to the lower of average cost or market. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.
Interstate Pipelines
     For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K.

     The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended March 31,
	2006	2007
Revenues	$89	$90

Expenses:
Natural gas	(2)	4
Operation and maintenance	27	27
Depreciation and amortization	10	10
Taxes other than income taxes	5	5

Total expenses	40	46

Operating Income	$49	$44

Throughput (in Bcf):
Transportation	274	294
Three months ended March 31, 2007 compared to three months ended March 31, 2006
     The Interstate Pipeline business segment reported operating income of $44 million for the three months ended March 31, 2007 compared to $49 million for the same period of 2006. The decrease in operating income was primarily due to the absence of a favorable storage adjustment recorded in the first quarter of 2006 ($3 million). Additionally, increased operation and maintenance expenses ($4 million) were offset primarily by the sale of excess gas from our storage enhancement project ($2 million).
Field Services
     For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K.
     The following table provides summary data of our Field Services business segment for the three months ended March 31, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended March 31,
	2006	2007
Revenues	$41	$39

Expenses:
Natural gas	1	(3)
Operation and maintenance	13	16
Depreciation and amortization	3	3
Taxes other than income taxes	—	1

Total expenses	17	17

Operating Income	$24	$22

Throughput (in Bcf ):
Gathering	88	93
Three months ended March 31, 2007 compared to three months ended March 31, 2006
     The Field Services business segment reported operating income of $22 million for the three months ended March 31, 2007 compared to $24 million for the same period of 2006. Continued increased demand for gas gathering and ancillary services ($7 million) was more than offset by lower commodity prices ($5 million) and increased operation and maintenance expenses ($3 million) related to cost increases and expanded operations. In addition, this business segment recorded equity income of $2 million in each of the three months ended March 31,

2006 and 2007 from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other – net under the Other Income (Expense) caption.
CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of the CERC Corp. Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining nine months of 2007 are approximately $460 million of capital expenditures and an investment in the Southeast Supply Header (SESH) pipeline project of approximately $150 million.
     We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs for the remaining nine months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of equity or debt securities in the capital markets.
     Arkansas Public Service Commission (APSC) Affiliate Transaction Rulemaking Proceeding. In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by us and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. The parties are awaiting the decision of the APSC following that reconsideration. As originally adopted, the rules could have adverse impacts on our ability to operate and provide cost-effective utility service in Arkansas. For example, the rules would treat as affiliate transactions all transactions between our Arkansas utility operations and our other divisions, as well as transactions between the Arkansas utility operations and our affiliates. All such affiliate transactions would have to be priced under an asymmetrical pricing formula under which the Arkansas utility operations would benefit from any difference between the cost of providing goods and services to or from the Arkansas utility operations and the market value of those goods or services. Additionally, the Arkansas utility operations would not be permitted to participate in any financing other than to finance retail utility operations in Arkansas, which would preclude continuation of existing financing arrangements in which we finance our divisions and subsidiaries, including our Arkansas utility operations.
     If the rules are not satisfactorily modified as a result of the reconsideration, we would be entitled to seek judicial review. If the rules ultimately become effective as originally adopted, we anticipate that we would need to seek waivers from certain provisions of the rules or would be required to make significant modifications to existing practices, which could include the formation of and transfer of assets to subsidiaries.
     Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure CenterPoint Energy and us against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. We currently hold letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. Our current exposure under the guaranties relates to our guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. The demand charges are approximately $53 million per year through 2015, $49 million in 2016, $38 million in 2017 and $13 million in 2018. RRI continues to meet its obligations under the transportation contracts, and we believe current market conditions make those contracts valuable for transportation services in the near term. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, our exposure to the counterparty under the guaranty could exceed the security provided by RRI. We have requested RRI to increase the amount of its existing letters of credit or, in the alternative, to obtain a release of our obligations under the guaranty. In June 2006, we and the RRI trading subsidiary jointly filed a complaint at the Federal Energy Regulatory Commission (FERC) against the counterparty on our guaranty. In the complaint, the RRI trading subsidiary seeks a determination by the FERC that the security demanded by the counterparty exceeds the level permitted by the FERC’s policies. The complaint asks the FERC to require the counterparty to release us from our guaranty obligation and, in its place, accept (i) a guaranty from RRI of the obligations of the RRI trading subsidiary, and (ii) letters of credit limited to (A) one year of demand charges for a transportation agreement related to a 2003 expansion of the counterparty’s pipeline, and (B) three months of demand charges for three other transportation agreements held by the RRI trading subsidiary. The counterparty has argued that the amount of the guaranty does not violate the FERC’s policies and that the proposed substitution of credit support is not authorized under the counterparty’s financing documents or required by the FERC’s policy. The parties have now completed their submissions to the FERC regarding the complaint. We cannot predict what action the FERC may take on the complaint or when the FERC may rule. In addition to the FERC proceeding, in February 2007 we and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc. That demand seeks to resolve the disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, CenterPoint Energy and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions. It is possible that an arbitration proceeding between the companies could be pursued, but when and on what terms the disagreement with RRI will ultimately be resolved cannot be predicted.
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
     Credit and Receivables Facilities. As of May 1, 2007, we had the following facilities (in millions):

				Amount Utilized at
Date Executed	Company	Type of Facility	Size of Facility	May 1, 2007	Termination Date
March 31, 2006	CERC Corp.	Revolver	$550	$19 (1)	March 31, 2011
October 31, 2006	CERC	Receivables	375	269	October 30, 2007

(1)	Represents outstanding letters of credit.
     Under each of our credit facilities, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to London Interbank Offered Rate fluctuates based on the borrower’s credit rating. Borrowings under each of the facilities are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary.
     The termination date of our receivables facility is in October 2007. The facility size is $375 million to May 2007 and ranges from $150 million to $325 million during the period from May 2007 to the October 30, 2007 termination date of the facility.
     We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.
     Securities Registered with the SEC. At March 31, 2007, we had a shelf registration statement covering $350 million principal amount of debt securities.
     Temporary Investments. As of March 31, 2007, we had external temporary investments of approximately $6 million. As of May 1, 2007, we had external temporary investments of $16 million.

     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At May 1, 2007, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Baa3	Stable	BBB	Positive	BBB	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.
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
     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2007, the amount posted as collateral amounted to approximately $61 million. Should our credit ratings (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2007, unsecured credit limits extended to CES by counterparties aggregate $133 million; however, utilized credit capacity is significantly lower. In addition, we and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.
     In connection with the development of SESH’s 270 mile pipeline project, we have committed that we will advance funds to the joint venture or cause funds to be advanced, up to $400 million, for its 50 percent share of the cost to construct the pipeline. CERC Corp. also agreed to provide a letter of credit in the amount of its share of funds that have not been advanced in the event S&P reduces our bond rating below investment grade before we have advanced the required construction funds. However, we are relieved of these commitments (i) to the extent of 50 percent of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent we or our subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of March 31, 2007, our subsidiary, CenterPoint Energy Southeastern Pipelines Holding, LLC, has funded $25 million to SESH.
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:
•	cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations to us or in connection with the contractual arrangement pursuant to which we are a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of the CERC Corp. Form 10-K.
     Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65 percent.
     Relationship with CenterPoint Energy. We are an indirect wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

CRITICAL ACCOUNTING POLICIES
     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements of the CERC Corp. Form 10-K. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.
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
     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows that are dependent upon the following components:
•	Inflation adjustment — The estimated cash flows are adjusted for inflation estimates for labor, equipment, materials, and other disposal costs;

•	Discount rate — The estimated cash flows include contingency factors that were used as a proxy for the market risk premium; and

•	Third-party markup adjustments — Internal labor costs included in the cash flow calculation were adjusted for costs that a third party would incur in performing the tasks necessary to retire the asset.
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 4%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately 3%. At March 31, 2007, our estimated cost of retiring these assets was approximately $67 million.
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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 to our Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 10 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the CERC Corp. Form 10-K.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the CERC Corp. Form 10-K.
Item 5. Other Information
     Our ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2007 was 4.69 and 5.19, respectively. We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number		Description	Statement	Number	Reference
3.1.1	–	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(1)

3.1.2	–	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(2)

3.1.3	–	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a	)(3)

3.1.4	–	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a	)(4)

3.2	–	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3	(b)

4.1	–	$550,000,000 Credit Agreement dated as of March 31, 2006, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 8-K dated March 31, 2006	1-13265	4.3

4.2	–	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	–	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

	By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: May 9, 2007

EXHIBIT INDEX
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number		Description	Statement	Number	Reference
3.1.1	–	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(1)

3.1.2	–	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(2)

3.1.3	–	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a	)(3)

3.1.4	–	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a	)(4)

3.2	–	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3	(b)

4.1	–	$550,000,000 Credit Agreement dated as of March 31, 2006, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 8-K dated March 31, 2006	1-13265	4.3

4.2	–	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	–	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”