Form 10-Q
period 2007-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2007-08-08
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	changes in interest rates or rates of inflation;

•	weather variations and other natural phenomena;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	the ability of Reliant Energy, Inc. (RRI) to satisfy its obligations to us in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

ii

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in other reports we file from time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$1,384	$1,566	$4,074	$4,263

Expenses:
Natural gas	1,035	1,208	3,228	3,358
Operation and maintenance	199	188	396	386
Depreciation and amortization	50	52	100	103
Taxes other than income taxes	35	35	85	83

Total	1,319	1,483	3,809	3,930

Operating Income	65	83	265	333

Other Income (Expense):
Interest and other finance charges	(42)	(45)	(82)	(84)
Other, net	5	4	8	7

Total	(37)	(41)	(74)	(77)

Income Before Income Taxes	28	42	191	256
Income tax expense	(5)	(12)	(71)	(95)

Net Income	$23	$30	$120	$161

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	June 30,
	2006	2007
Current Assets:
Cash and cash equivalents	$5	$4
Accounts and notes receivable, net	846	641
Accrued unbilled revenue	356	115
Accounts and notes receivable – affiliated companies	198	44
Materials and supplies	31	34
Natural gas inventory	305	288
Non-trading derivative assets	98	42
Taxes receivable	—	76
Deferred tax asset	2	—
Prepaid expenses and other current assets	360	268

Total current assets	2,201	1,512

Property, Plant and Equipment:
Property, plant and equipment	5,336	5,570
Less accumulated depreciation and amortization	(697)	(679)

Property, plant and equipment, net	4,639	4,891

Other Assets:
Goodwill	1,709	1,709
Non-trading derivative assets	21	16
Other	245	218

Total other assets	1,975	1,943

Total Assets	$8,815	$8,346

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31,	June 30,
	2006	2007
Current Liabilities:
Short-term borrowings	$187	$225
Current portion of long-term debt	7	307
Accounts payable	928	561
Accounts and notes payable — affiliated companies	386	256
Taxes accrued	115	76
Interest accrued	48	52
Customer deposits	62	56
Non-trading derivative liabilities	141	71
Other	305	202

Total current liabilities	2,179	1,806

Other Liabilities:
Accumulated deferred income taxes, net	662	679
Non-trading derivative liabilities	80	21
Benefit obligations	138	132
Other	669	636

Total other liabilities	1,549	1,468

Long-term Debt	2,155	1,998

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,403	2,405
Retained earnings	505	666
Accumulated other comprehensive income	24	3

Total stockholder’s equity	2,932	3,074

Total Liabilities and Stockholder’s Equity	$8,815	$8,346

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$120	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	103
Amortization of deferred financing costs	4	4
Deferred income taxes	1	23
Write-down of natural gas inventory	30	6
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	784	446
Accounts receivable/payable, affiliates	(9)	12
Inventory	59	8
Taxes receivable	(40)	—
Accounts payable	(684)	(277)
Fuel cost recovery	76	(39)
Interest and taxes accrued	(8)	(33)
Non-trading derivatives, net	12	12
Margin deposits, net	(113)	80
Other current assets	(81)	(112)
Other current liabilities	2	(43)
Other assets	(29)	(12)
Other liabilities	7	(65)
Other, net	(2)	(1)

Net cash provided by operating activities	229	273

Cash Flows from Investing Activities:
Capital expenditures	(166)	(419)
Other, net	(9)	(47)

Net cash used in investing activities	(175)	(466)

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	—	38
Proceeds from issuance of long-term debt	324	150
Payments of long-term debt	(6)	(7)
Increase (decrease) in notes payable to affiliates	(289)	11
Debt issuance costs	(1)	(2)
Contribution from parent	112	—
Other, net	1	2

Net cash provided by financing activities	141	192

Net Increase (Decrease) in Cash and Cash Equivalents	195	(1)
Cash and Cash Equivalents at Beginning of Period	31	5

Cash and Cash Equivalents at End of Period	$226	$4

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$78	$85
Income taxes (refunds), net	(9)	167
Non-cash transactions:
Increase in accounts payable related to capital expenditures	13	—
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
     The Company’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, business segment information for the three and six months ended June 30, 2006 has been recast to conform to the 2007 presentation due to the change in reportable business segments in the fourth quarter of 2006. The business segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period presented.
     For a description of the Company’s reportable business segments, reference is made to Note 12.
(2) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was a credit to retained earnings of less than $1 million. The Company recognizes interest and penalties as a component of income taxes.
     The implementation of FIN 48 also impacted other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $0.7 million of net unrecognized tax benefits in “Other Liabilities.” This amount includes $0.6 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions and $9.0 million representing amounts accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. These liabilities were partially offset by a refund claim of $8.9 million. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $1.3 million for the payment of interest for these uncertain tax positions.

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
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	1	2	3	4
Expected return on plan assets	(1)	—	(1)	—
Amortization of prior service cost	1	1	1	1
Other	—	—	1	—

Net periodic cost	$2	$3	$5	$5

     The Company expects to contribute approximately $19 million to its postretirement benefits plan in 2007, of which $8 million had been contributed as of June 30, 2007.
(4) Regulatory Matters
(a) Rate Cases
     Arkansas. In January 2007, the Company’s natural gas distribution business (Gas Operations) filed an application with the Arkansas Public Service Commission (APSC) to change its natural gas distribution rates. This filing seeks approval to change the base rate portion of a customer’s natural gas bill, which makes up about 30 percent of the total bill and covers the cost of distributing natural gas. The filing does not apply to the gas supply rate, which makes up the remaining approximately 70 percent of the bill.
     The January filing requested an increase in annual base revenues of approximately $51 million. Gas Operations has since agreed to reduce its request to approximately $40 million. As part of the base rate filing, Gas Operations is also proposing a decoupling mechanism that, if approved, would help stabilize revenues and eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives, because decoupling mitigates the negative effects of declining customer usage. As part of the revenue stabilization mechanism, Gas Operations proposed to reduce the requested return on equity by 35 basis points which would reduce the base rate increase by $1 million. The mechanism would be in place through December 31, 2010. In July 2007, the APSC staff filed direct testimony proposing an increase of approximately $13 million and implementation of the rate stabilization mechanism.
     Texas. In September 2006, Gas Operations filed statements of intent with 47 cities in its Texas coast service territory to increase miscellaneous service charges and to allow recovery of the costs of financial hedging transactions through its purchased gas cost adjustment. In November 2006, these changes became effective as all 47 cities either approved the filings or took no action, thereby allowing rates to go into effect by operation of law. In December 2006, Gas Operations filed a statement of intent with the Railroad Commission of Texas (Railroad

Commission) seeking to implement such changes in the environs of the Texas coast service territory. The Railroad Commission approved the filing in April 2007. The new service charges were implemented in the second quarter of 2007.
     Minnesota. As of September 30, 2006, Gas Operations had recorded approximately $45 million as a regulatory asset related to prior years’ unrecovered purchased gas costs in its Minnesota service territory. Of the total, approximately $24 million related to the period from July 1, 2004 through June 30, 2006, and approximately $21 million related to the period from July 1, 2000 through June 30, 2004. The amounts related to periods prior to July 1, 2004 arose as a result of revisions to the calculation of unrecovered purchased gas costs previously approved by the Minnesota Public Utilities Commission (MPUC). Recovery of this regulatory asset was dependent upon obtaining a waiver from the MPUC rules. In November 2006, the MPUC considered the request and voted to deny the waiver. Accordingly, the Company recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset by an equal amount. In February 2007, the MPUC denied reconsideration. In March 2007, the Company petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. No prediction can be made as to the ultimate outcome of this matter.
     In November 2005, Gas Operations filed a request with the MPUC to increase annual base rates by approximately $41 million. In December 2005, the MPUC approved an interim rate increase of approximately $35 million that was implemented January 1, 2006. Any excess of amounts collected under the interim rates over the amounts approved as final rates was subject to refund to customers. In October 2006, the MPUC considered the request and indicated that it would grant a rate increase of approximately $21 million. In addition, the MPUC approved a $5 million affordability program to assist low-income customers, the actual cost of which will be recovered in rates in addition to the $21 million rate increase. A final order was issued in January 2007, and final rates were implemented beginning May 1, 2007. Gas Operations completed refunding the proportional share of the excess of the amounts collected in interim rates over the amount allowed by the final order to customers in the second quarter of 2007.
(b) APSC Affiliate Transaction Rulemaking Proceeding
     In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by the Company and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but would permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those currently in place at the Company. Non-financial affiliate transactions would generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies would be exempt. The rules also would restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses were to exceed 10 percent of the book value of the utility and its affiliates. However, existing businesses would be grandfathered under the revised rules. The revised rules would also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.
     The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on the Company’s operations in Arkansas, at this time the Company does not anticipate that the revised rules will have an adverse effect on existing operations in Arkansas.
(5) Derivative Instruments
     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options (energy derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.

Non-Trading Activities
     Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During the six months ended June 30, 2006 and 2007, hedge ineffectiveness resulted in a gain of less than $1 million and a loss of less than $1 million, respectively, from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2007, the Company expects $6.1 million ($3.9 million after-tax) in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.
     The length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years, with a limited amount up to four years. The Company’s policy is not to exceed ten years in hedging its exposure.
     Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2006 and 2007, the Company recognized unrealized net gains of $8.5 million and net losses of $5.8 million, respectively. These derivative gains and losses are included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” During the six months ended June 30, 2006 and 2007, the Company recognized unrealized net gains of $12.7 million and net losses of $13.5 million, respectively.
(6) Goodwill
     Goodwill by reportable business segment as of both December 31, 2006 and June 30, 2007 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	339
Field Services	25
Other Operations	20

Total	$1,709

(7) Comprehensive Income
     The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in millions)
Net income	$23	$30	$120	$161

Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-)	—	—	—	1
Net deferred gain (loss) from cash flow hedges (net of tax of ($1), $4, ($2) and $4)	(2)	5	(5)	5
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $2, ($3) and ($17))	5	—	(4)	(27)

Total	3	5	(9)	(21)

Comprehensive income	$26	$35	$111	$140

     The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31,	June 30,
	2006	2007
	(in millions)
SFAS No. 158 incremental effect	$(2)	$(1)
Net deferred gain from cash flow hedges	26	4

Total accumulated other comprehensive income (loss)	$24	$3

(8) Related Party Transactions
     The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of December 31, 2006 and June 30, 2007, the Company had borrowings from the money pool of $186 million and $197 million, respectively.
     For each of the three month periods ended June 30, 2006 and 2007, the Company had net interest expense related to affiliate borrowings of less than $1 million. For each of the six month periods ended June 30, 2006 and 2007, the Company had net interest expense related to affiliate borrowings of approximately $1 million.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $31 million and $25 million for the three months ended June 30, 2006 and 2007, respectively, and $64 million and $65 million for the six months ended June 30, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
(9) Short-term Borrowings and Long-term Debt
(a) Short-term Borrowings
     In 2006, the Company amended its receivables facility and extended the termination date to October 30, 2007. The facility size was $375 million until May 2007 and will range from $150 million to $325 million during the period from May 2007 to the October 30, 2007 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in the Company’s natural gas businesses. At June 30, 2007, the facility size was $225 million. Under the terms of the amended receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”

were no longer met. Accordingly, advances received by the Company upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and June 30, 2007. As of December 31, 2006 and June 30, 2007, $187 million and $225 million, respectively, was advanced for the purchase of receivables under the Company’s receivables facility.
(b) Long-term Debt
     Senior Notes. In February 2007, the Company issued $150 million aggregate principal amount of senior notes due in February 2037 with an interest rate of 6.25%. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under the Company’s receivables facility. Such repayment provides increased liquidity and capital resources for general corporate purposes.
     Revolving Credit Facility. In June 2007, the Company entered into an amended and restated bank credit facility. The Company’s amended credit facility is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company’s current credit ratings.
     Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the Company’s credit ratings.
     As of June 30, 2007, the Company had no borrowings and $19 million of outstanding letters of credit under its $950 million credit facility. The Company was in compliance with all covenants as of June 30, 2007.
(10) Commitments and Contingencies
(a) Natural Gas Supply Commitments
     Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2007, minimum payment obligations for natural gas supply commitments are approximately $518 million for the remaining six months in 2007, $598 million in 2008, $283 million in 2009, $276 million in 2010, $274 million in 2011 and $1.4 billion in 2012 and thereafter.
(b) Legal, Environmental and Other Regulatory Matters
Legal Matters
     Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. On October 20, 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted, but the plaintiff has sought review of that dismissal from the Tenth Circuit Court of Appeals.
     In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas. In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The Company believes that there has been no systematic mismeasurement of gas and that the lawsuits are without merit. The Company does not expect the ultimate outcome of the lawsuits to have a material impact on its financial condition, results of operations or cash flows.
     Gas Cost Recovery Litigation. In October 2002, a suit was filed in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company, and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. Subsequently, the plaintiffs added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company (CEGT), United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc., and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company. The plaintiffs alleged that defendants inflated the prices charged to certain consumers of natural gas. In February 2003, a similar lawsuit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by the Company to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). In October 2004, a similar case was filed in district court in Miller County, Arkansas against the Company, CenterPoint Energy, Entex Gas Marketing Company, CEGT, CenterPoint Energy Field Services, CenterPoint Energy Pipeline Services, Inc., Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in at least the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants, but in July 2007, the plaintiffs amended their complaint to allege, among other things, that the alleged conduct affected rates charged to consumers in Minnesota. At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the respective proceedings by the LPSC. The plaintiffs in the Miller County case are seeking class certification, but the proposed class has not been certified. In June 2007, the Arkansas Supreme Court issued an opinion addressing the Miller County district court’s jurisdiction over the plaintiffs’ claims and ruled that the complaint was a challenge to gas rates over which the APSC has exclusive jurisdiction with regard to Arkansas customers. The Arkansas Supreme Court declined to adjudicate the issue of the jurisdiction of the Railroad Commission over Texas customers. Following the decision by the Arkansas Supreme Court, the Miller County court ruled that the Arkansas consumer claims would be stayed pending action by the APSC to consider the commission’s jurisdiction over the claims, but denied other motions to dismiss that had been urged by the defendants. In June 2007, the Company and other defendants in the Miller County case filed a petition for declaratory judgment in a district court in Travis County, Texas, seeking a determination that the Railroad Commission has exclusive jurisdiction over the Texas claims asserted by the plaintiffs. In February 2005, the Wharton County case was removed to federal district court in Houston, and in March 2005, the plaintiffs voluntarily moved to dismiss the case and agreed not to refile the claims asserted unless the Miller County case is not certified as a class action or is later decertified. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, disgorgement of illegal profits, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. In these cases, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The Company does not expect the outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.
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
     Beginning about 1985, the predecessors of certain CERC Corp. defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they owned or leased. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, including the cost of restoring their property to its original condition and damages for diminution of value of their property. In addition, plaintiffs seek damages for trespass, punitive, and exemplary damages. The parties have reached an agreement on terms of a settlement in principle of this matter. Among other things, that settlement requires approval from the Louisiana Department of Environmental Quality (LDEQ) of an acceptable remediation framework that could be implemented by the Company. In May 2007, the LDEQ executed a cooperative agreement with a CERC Corp. subsidiary, pursuant to which CERC Corp.’s subsidiary will work with the LDEQ to develop a remediation plan. In July 2007, pursuant to the terms previously agreed, the parties implemented the terms of their settlement and resolved this matter. The Company made a settlement payment within the amounts previously reserved for this matter. The Company does not expect the ultimate cost associated with resolving this matter to have a material impact on its financial condition, results of operations or cash flows.
     Manufactured Gas Plant Sites. The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, the Company has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company’s Minnesota service territory. The Company believes that it has no liability with respect to two of these sites.
     At June 30, 2007, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2007, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.
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
Guaranties
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of the Company and CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. The Company currently holds letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. CenterPoint Energy’s current exposure under the guaranties relates to the Company’s guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised the Company and CenterPoint Energy that it anticipates completing assignments of a portion of the capacity its trading subsidiary holds under those transportation contracts. If those transactions are completed as planned, the reduced level of demand charges will be approximately $23 million per year through 2015, $20 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and the Company believes current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, the Company’s exposure to the counterparty under the guaranty could exceed the security provided by RRI.
     In June 2006, the RRI trading subsidiary and the Company jointly filed a complaint at the FERC against the counterparty on the Company’s guaranty. In the complaint, the RRI trading subsidiary sought a determination by the FERC that the security demanded by the counterparty exceeded the level permitted by the FERC’s policies. The complaint asked the FERC to require the counterparty to release the Company from its guaranty obligation and, in its place, accept substitute security provided by RRI. In July 2007, the FERC ruled on that complaint. In the case of one of the four transportation contracts, the FERC directed the counterparty either to permit the RRI trading subsidiary to substitute as collateral three months of demand charges for the Company’s guaranty, or to show within thirty days why such substitution is not appropriate. In all other respects, the FERC denied the complaint. In addition to the FERC proceeding, in February 2007, the Company and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and RRI. That demand seeks to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, CenterPoint Energy and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions.
(11) Income Taxes
     The following table summarizes the Company’s liability (receivable) for uncertain tax positions in accordance with FIN 48 at January 1 and June 30, 2007 (in millions):

	January 1, 2007	June 30, 2007
Liability (receivable) for uncertain tax positions	$0.7	$(5.4)
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	9.0	1.4
Interest accrued on uncertain tax positions	1.3	(0.7)
(12) Reportable Business Segments
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
     The Company’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents the Company’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Beginning in the fourth quarter of 2006, the Company began reporting its interstate pipelines and field services businesses as two separate business segments, the Interstate Pipelines business segment and the Field Services business segment. These business segments were previously aggregated and reported as the Pipelines and Field Services business segment. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering operations. Other Operations consists primarily of other corporate operations which support all of the Company’s business operations. All prior periods have been recast to conform to the 2007 presentation.
     Long-lived assets include net property, plant and equipment, net goodwill and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

     Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2006
	Revenues from	Net
	External	Intersegment	Operating
	Customers	Revenues	Income (Loss)
Natural Gas Distribution	$546	$3	$(2)
Competitive Natural Gas Sales and Services	742	8	7
Interstate Pipelines	69	35	40
Field Services	27	7	21
Other Operations	—	2	(1)
Eliminations	—	(55)	—

Consolidated	$1,384	$—	$65

	For the Three Months Ended June 30, 2007
	Revenues from	Net
	External	Intersegment	Operating
	Customers	Revenues	Income (Loss)
Natural Gas Distribution	$573	$3	$8
Competitive Natural Gas Sales and Services	874	7	(4)
Interstate Pipelines	88	33	52
Field Services	30	12	27
Other Operations	1	—	—
Eliminations	—	(55)	—

Consolidated	$1,566	$—	$83

	For the Six Months Ended June 30, 2006
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of December 31,
	Customers	Revenues	Income (Loss)	2006
Natural Gas Distribution	$2,023	$6	$101	$4,463
Competitive Natural Gas Sales and Services	1,868	45	32	1,501
Interstate Pipelines	125	68	89	2,738
Field Services	58	17	45	608
Other Operations	—	4	(2)	1,086
Eliminations	—	(140)	—	(1,581)

Consolidated	$4,074	$—	$265	$8,815

	For the Six Months Ended June 30, 2007
	Revenues from	Net
	External	Intersegment	Operating	Total Assets
	Customers	Revenues	Income (Loss)	as of June 30, 2007
Natural Gas Distribution	$2,137	$6	$137	$4,050
Competitive Natural Gas Sales and Services	1,921	24	52	1,256
Interstate Pipelines	147	64	96	2,836
Field Services	58	23	49	618
Other Operations	—	—	(1)	460
Eliminations	—	(117)	—	(874)

Consolidated	$4,263	$—	$333	$8,346

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2006 and the three and six months ended June 30, 2007. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2006 (CERC Corp. Form 10-K).
EXECUTIVE SUMMARY
Recent Events
Refinancing Transactions
     In June 2007, we entered into an amended and restated bank credit facility. Our amended credit facility is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings.
Interstate Pipeline Expansion
     Carthage to Perryville. In April 2007, CenterPoint Energy Gas Transmission (CEGT), our wholly owned subsidiary, completed construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in Northeast Louisiana. On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 million cubic feet per day. This completes the first phase of the Carthage to Perryville project. CEGT’s second phase of the project, which involves adding compression that will increase the total capacity of the pipeline to approximately 1.25 billion cubic feet (Bcf) per day, went into service in August 2007. CEGT has signed firm contracts for the full capacity of phases one and two.
     Based on interest expressed during an open season held in 2006, and subject to Federal Energy Regulatory Commission (FERC) approval, CEGT will add a phase three which will expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression. In September 2006, CEGT filed for approval to increase the maximum allowable operating pressure with the U.S. Department of Transportation (DOT). In December 2006, CEGT filed for the necessary certificate to expand capacity of the pipeline with the FERC. In May 2007, CEGT received FERC approval for the third phase of the project and in July 2007, CEGT received DOT approval. The third phase is projected to be in-service in the first quarter of 2008.

CONSOLIDATED RESULTS OF OPERATIONS
     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2006 and 2007, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions)
Revenues	$1,384	$1,566	$4,074	$4,263

Expenses:
Natural gas	1,035	1,208	3,228	3,358
Operation and maintenance	199	188	396	386
Depreciation and amortization	50	52	100	103
Taxes other than income taxes	35	35	85	83

Total Expenses	1,319	1,483	3,809	3,930

Operating Income	65	83	265	333
Interest and Other Finance Charges	(42)	(45)	(82)	(84)
Other Income, net	5	4	8	7

Income Before Income Taxes	28	42	191	256
Income Tax Expense	(5)	(12)	(71)	(95)

Net Income	$23	$30	$120	$161

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2006 and 2007. Due to the change in reportable segments in the fourth quarter of 2006, we have recast our segment information for 2006, as discussed in Note 12 to our Interim Condensed Financial Statements, to conform to the new presentation. The segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions)
Natural Gas Distribution	$(2)	$8	$101	$137
Competitive Natural Gas Sales and Services	7	(4)	32	52
Interstate Pipelines	40	52	89	96
Field Services	21	27	45	49
Other Operations	(1)	—	(2)	(1)

Total Consolidated Operating Income	$65	$83	$265	$333

Natural Gas Distribution
     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$549	$576	$2,029	$2,143

Expenses:
Natural gas	343	366	1,489	1,578
Operation and maintenance	142	135	292	282
Depreciation and amortization	37	38	75	76
Taxes other than income taxes	29	29	72	70

Total expenses	551	568	1,928	2,006

Operating Income (Loss)	$(2)	$8	$101	$137

Throughput (in Bcf):
Residential	17	20	84	106
Commercial and industrial	44	44	116	126

Total Throughput	61	64	200	232

Average number of customers:
Residential	2,871,107	2,925,120	2,882,008	2,935,661
Commercial and industrial	243,420	247,550	244,475	246,564

Total	3,114,527	3,172,670	3,126,483	3,182,225

Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Natural Gas Distribution business segment reported operating income of $8 million for the three months ended June 30, 2007 compared to an operating loss of $2 million for the three months ended June 30, 2006. Operating income improved as a result of customer growth ($2 million) from the addition of nearly 60,000 customers since June 30, 2006 and reduced operation and maintenance expenses, primarily as a result of costs associated with staff reductions incurred in 2006 ($6 million) and the 2006 write-off of certain rate case expenses ($3 million). The increase in operating income was partially offset by higher expenses associated with initiatives undertaken to improve customer service ($3 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Natural Gas Distribution business segment reported operating income of $137 million for the six months ended June 30, 2007 compared to operating income of $101 million for the six months ended June 30, 2006. Operating income improved as a result of increased usage primarily due to unusually mild weather in 2006 ($17 million) and growth from the addition of nearly 60,000 customers since June 30, 2006 ($6 million) and reduced operation and maintenance expenses, primarily as a result of costs associated with staff reductions incurred in 2006 ($11 million), reduced employee benefit costs ($4 million) and the 2006 write-off of certain rate case expenses ($3 million). The increase in operating income was partially offset by higher expenses associated with initiatives undertaken to improve customer service ($4 million).

Competitive Natural Gas Sales and Services
     For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Business,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$750	$881	$1,913	$1,945

Expenses:
Natural gas	735	877	1,864	1,875
Operation and maintenance	7	7	15	16
Depreciation and amortization	1	1	1	1
Taxes other than income taxes	—	—	1	1

Total expenses	743	885	1,881	1,893

Operating Income (Loss)	$7	$(4)	$32	$52

Throughput (in Bcf):
Wholesale – third parties	72	74	161	168
Wholesale – affiliates	8	2	19	5
Retail and Pipeline	41	44	99	102

Total Throughput	121	120	279	275

Average number of customers:
Wholesale	132	248	138	235
Retail and Pipeline	6,604	6,829	6,639	6,797

Total	6,736	7,077	6,777	7,032

Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $4 million for the three months ended June 30, 2007 compared to operating income of $7 million for the three months ended June 30, 2006. The decrease in operating income of $11 million in the second quarter of 2007 was primarily due to a reduction in locational and seasonal natural gas price differentials ($9 million). In addition, the second quarter of 2007 included the loss from mark-to-market accounting for non-trading financial derivatives ($6 million) and a write-down of natural gas inventory to the lower of average cost or market ($5 million), compared to the gain from mark-to market accounting ($8 million) and an inventory write-down ($17 million) for the same period of 2006. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $52 million for the six months ended June 30, 2007 compared to $32 million for the six months ended June 30, 2006. The increase in operating income of $20 million was primarily due to increased operating margins (revenues less natural gas costs) related to sales of gas from inventory and improved asset utilization ($48 million) partially offset by an unfavorable change resulting from mark-to-market accounting for non-trading financial derivatives ($27 million).

Interstate Pipelines
     For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$104	$121	$193	$211

Expenses:
Natural gas	14	24	12	28
Operation and maintenance	38	29	65	56
Depreciation and amortization	8	11	18	21
Taxes other than income taxes	4	5	9	10

Total expenses	64	69	104	115

Operating Income	$40	$52	$89	$96

Throughput (in Bcf):
Transportation	240	274	514	568
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended June 30, 2007 compared to $40 million for the three months ended June 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline, which went into commercial service in May 2007 ($9 million), and other transportation and ancillary services ($6 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Interstate Pipeline business segment reported operating income of $96 million for the six months ended June 30, 2007 compared to $89 million for the six months ended June 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline, which went into commercial service in May 2007 ($9 million), other transportation and ancillary services ($6 million) and the sale of excess gas from our storage enhancement project ($3 million). These increases were partially offset by increased operating expenses ($6 million) and the absence of a favorable storage adjustment recorded in the first quarter of 2006 ($3 million).
Field Services
     For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Business and Other Risks” in Item 1A of Part I of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

     The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$34	$42	$75	$81

Expenses:
Natural gas	(4)	(4)	(3)	(7)
Operation and maintenance	14	16	27	32
Depreciation and amortization	2	3	5	6
Taxes other than income taxes	1	—	1	1

Total expenses	13	15	30	32

Operating Income	$21	$27	$45	$49

Throughput (in Bcf):
Gathering	94	100	182	193
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Our Field Services business segment reported operating income of $27 million for the three months ended June 30, 2007 compared to $21 million for the three months ended June 30, 2006. Increased revenues due to higher throughput and ancillary services ($9 million) was partially offset by increased operation and maintenance expenses related to cost increases and expanded operations ($2 million).
     In addition, this business segment recorded equity income of $2 million in each of the three months ended June 30, 2006 and 2007 from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Our Field Services business segment reported operating income of $49 million for the six months ended June 30, 2007 compared to $45 million for the six months ended June 30, 2006. Continued increased demand for gas gathering and ancillary services ($16 million) was partially offset by lower commodity prices ($6 million) and increased operation and maintenance expenses related to cost increases and expanded operations ($5 million).
     In addition, this business segment recorded equity income of $5 million and $4 million in the six months ended June 30, 2006 and 2007, respectively, from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of the CERC Corp. Form 10-K, “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information.”
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining six months of 2007 are approximately $350 million of capital expenditures and an investment in the Southeast Supply Header (SESH) pipeline project of approximately $150 million.
     We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs for the remaining six months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.

     Arkansas Public Service Commission (APSC), Affiliate Transaction Rulemaking Proceeding. In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by us and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but would permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those we currently have in place. Non-financial affiliate transactions would generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies would be exempt. The rules also would restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses were to exceed 10 percent of the book value of the utility and its affiliates. However, existing businesses would be grandfathered under the revised rules. The revised rules would also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.
     The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on our operations in Arkansas, at this time we do not anticipate that the revised rules will have an adverse effect on existing operations in Arkansas.
     Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. We currently hold letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. CenterPoint Energy’s current exposure under the guaranties relates to our guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised us and CenterPoint Energy that it anticipates completing assignments of a portion of the capacity its trading subsidiary holds under those transportation contracts. If those transactions are completed as planned, the reduced level of demand charges will be approximately $23 million per year through 2015, $20 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and we believe current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, our exposure to the counterparty under the guaranty could exceed the security provided by RRI.
     In June 2006, we and the RRI trading subsidiary jointly filed a complaint at the FERC against the counterparty on our guaranty. In the complaint, the RRI trading subsidiary sought a determination by the FERC that the security demanded by the counterparty exceeded the level permitted by the FERC’s policies. The complaint asked the FERC to require the counterparty to release us from our guaranty obligation and, in its place, accept substitute security provided by RRI. In July 2007, the FERC ruled on that complaint. In the case of one of the four transportation contracts, the FERC directed the counterparty either to permit the RRI trading subsidiary to substitute as collateral three months of demand charges for our guaranty, or to show within thirty days why such substitution is not appropriate. In all other respects, the FERC denied the complaint. In addition to the FERC proceeding, in February 2007, we and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and RRI. That demand seeks to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, CenterPoint Energy and RRI entered into an agreement in March 2007 to delay further proceedings regarding this dispute until October 2007 in order to permit further discussions.
     Credit and Receivables Facilities. In June 2007, we entered into an amended and restated bank credit facility. Our amended credit facility is a $950 million five-year senior unsecured revolving credit facility versus a $550 million facility prior to the amendment. The facility’s first drawn cost remains at LIBOR plus 45 basis points based on our current credit ratings. The facility contains covenants, including a debt to total capitalization covenant.
     As of July 31, 2007, we had the following facilities (in millions):

				Amount Utilized at
Date Executed	Company	Type of Facility	Size of Facility	July 31, 2007	Termination Date
June 29, 2007	CERC Corp.	Revolver	950	$19 (1)	June 29, 2012
October 31, 2006	CERC	Receivables	200	198	October 30, 2007

(1)	Represents outstanding letters of credit.
     Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating. Borrowings under our facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary.
     CERC’s receivables facility terminates in October 2007. The facility size ranges from $150 million to $250 million during the period from June 30, 2007 to the October 30, 2007 termination date of the facility. At June 30, 2007, the $225 million facility was fully utilized.
     We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.
     Securities Registered with the SEC. As of June 30, 2007, we had a shelf registration statement covering $350 million principal amount of debt securities.
     Temporary Investments. As of June 30, 2007, we had no external temporary investments.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At July 31, 2007, we had borrowings from the money pool of $402 million. The money pool may not provide sufficient funds to meet our cash needs.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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
     A decline in credit ratings could increase borrowing costs under our $950 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce margins of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.
     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of ours operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2007, the amount posted as collateral amounted to approximately $32 million. Should our credit ratings (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2007, unsecured credit limits extended to CES by counterparties aggregate $149 million; however, utilized credit capacity is significantly lower. In addition, we and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.
     In connection with the development of SESH’s 270-mile pipeline project, we have committed that we will advance funds to the joint venture or cause funds to be advanced for our 50 percent share of the cost to construct the pipeline. We also agreed to provide a letter of credit in an amount up to $400 million for our share of funds that have not been advanced in the event S&P reduces our bond rating below investment grade before we have advanced the required construction funds. However, we are relieved of these commitments (i) to the extent of 50 percent of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent we or our subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of June 30, 2007, our subsidiary, CenterPoint Energy Southeastern Pipelines Holding, LLC, has contributed $52 million to SESH.
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of June 30, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:
•	cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations to us or in connection with the contractual arrangement pursuant to which we are a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of the CERC Corp. Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
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
     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows which are dependent upon the following components:
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
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 4%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately 3%. At June 30, 2007, our estimated cost of retiring these assets was approximately $68 million.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 10 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the CERC Corp. Form 10-K.
Item 1A. Risk Factors
     Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the CERC Corp. Form 10-K.
The states in which we provide regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to those under the Public Utility Holding Company Act of 1935 Act (1935 Act) regarding organization, financing and affiliate transactions that could have significant adverse effects on our ability to operate our utility operations.
     The 1935 Act provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.
     These regulatory frameworks could have adverse effects on our ability to operate our utility operations, to finance our business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions over similar activities, it may be difficult for us to comply with competing regulatory requirements.
We and CenterPoint Energy could incur liabilities associated with businesses and assets that we have transferred to others.
     In connection with the organization and capitalization of Reliant Resources, Inc. (RRI), RRI and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy, Incorporated (Reliant Energy) transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. These indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we or CenterPoint Energy could be responsible for satisfying the liability.
     Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. We currently hold letters of credit in the amount of $33.3 million issued on behalf of RRI against guaranties that have not been released. RRI may be unable to obtain our release under some of the remaining guarantees, and one of those guarantees has been issued to support long-term transportation contracts that extend to 2018. There can be no assurance that the letters of credit we hold will be sufficient to satisfy our obligations on the remaining guaranties if RRI were to fail to perform its obligation to the counterparties, and RRI may be unable or unwilling to provide increased security from time to time to protect us if our exposures on such guarantees were to exceed the amount of the letters of credit held as security.
     RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against CenterPoint Energy as its former owner.
Item 5. Other Information
     Our ratio of earnings to fixed charges for the three months ended June 30, 2006 and 2007 was 3.10 and 3.44, respectively. We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
3.1.1	–	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(1)

3.1.2	–	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(2)

3.1.3	–	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a	)(3)

3.1.4	–	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a	)(4)

3.2	–	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3	(b)

+4.1	–	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein

4.2	–	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	–	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

+12	–	Computation of Ratios of Earnings to Fixed Charges

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: August 8, 2007

EXHIBIT INDEX
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
3.1.1	—	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(1)

3.1.2	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a	)(2)

3.1.3	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a	)(3)

3.1.4	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a	)(4)

3.2	—	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3	(b)

+4.1	—	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein

4.2	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	—	Supplemental Indenture No. 10 to Exhibit 4.6, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f	)(11)

+12	—	Computation of Ratios of Earnings to Fixed Charges

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”