Form 10-Q
period 2007-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2007-11-07
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$1,400	$1,351	$5,474	$5,614

Expenses:
Natural gas	1,058	990	4,286	4,348
Operation and maintenance	192	191	588	577
Depreciation and amortization	50	56	150	159
Taxes other than income taxes	31	23	116	106

Total	1,331	1,260	5,140	5,190

Operating Income	69	91	334	424

Other Income (Expense):
Interest and other finance charges	(43)	(51)	(125)	(135)
Other, net	7	7	15	14

Total	(36)	(44)	(110)	(121)

Income Before Income Taxes	33	47	224	303
Income tax expense	(20)	(19)	(91)	(114)

Net Income	$13	$28	$133	$189

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	September 30,
	2006	2007
Current Assets:
Cash and cash equivalents	$5	$3
Accounts and notes receivable, net	846	485
Accrued unbilled revenue	356	108
Accounts and notes receivable – affiliated companies	198	43
Materials and supplies	31	33
Natural gas inventory	305	451
Non-trading derivative assets	98	44
Taxes receivable	—	47
Deferred tax asset	2	—
Prepaid expenses and other current assets	360	311

Total current assets	2,201	1,525

Property, Plant and Equipment:
Property, plant and equipment	5,336	5,666
Less accumulated depreciation and amortization	(697)	(712)

Property, plant and equipment, net	4,639	4,954

Other Assets:
Goodwill	1,705	1,705
Non-trading derivative assets	21	10
Notes receivable from unconsolidated affiliates	—	51
Other	249	254

Total other assets	1,975	2,020

Total Assets	$8,815	$8,499

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31,	September 30,
	2006	2007
Current Liabilities:
Short-term borrowings	$187	$150
Current portion of long-term debt	7	307
Accounts payable	928	393
Accounts and notes payable — affiliated companies	386	200
Taxes accrued	115	83
Interest accrued	48	52
Customer deposits	62	56
Non-trading derivative liabilities	141	81
Other	305	178

Total current liabilities	2,179	1,500

Other Liabilities:
Accumulated deferred income taxes, net	662	721
Non-trading derivative liabilities	80	42
Benefit obligations	138	128
Other	669	642

Total other liabilities	1,549	1,533

Long-term Debt	2,155	2,358

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,403	2,405
Retained earnings	505	694
Accumulated other comprehensive income	24	9

Total stockholder’s equity	2,932	3,108

Total Liabilities and Stockholder’s Equity	$8,815	$8,499

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$133	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	159
Amortization of deferred financing costs	6	6
Deferred income taxes	33	60
Write-down of natural gas inventory	56	11
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	828	609
Accounts receivable/payable, affiliates	3	16
Inventory	(52)	(159)
Taxes receivable	(54)	(47)
Accounts payable	(625)	(446)
Fuel cost recovery	106	(90)
Interest and taxes accrued	17	(28)
Non-trading derivatives, net	(38)	14
Margin deposits, net	(176)	49
Short-term risk management activities, net	3	—
Other current assets	(79)	(31)
Other current liabilities	(12)	(30)
Other assets	(16)	(27)
Other liabilities	(8)	(56)
Other, net	(14)	—

Net cash provided by operating activities	261	199

Cash Flows from Investing Activities:
Capital expenditures	(332)	(519)
Increase in notes receivable from unconsolidated affiliates	—	(51)
Investment in unconsolidated affiliates	(6)	(40)
Other, net	24	(10)

Net cash used in investing activities	(314)	(620)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	—	(37)
Long-term revolving credit facilities, net	—	360
Proceeds from issuance of long-term debt	324	150
Payments of long-term debt	(6)	(7)
Decrease in notes payable to affiliates	(289)	(47)
Debt issuance costs	(1)	(2)
Contribution from parent	112	—
Other, net	1	2

Net cash provided by financing activities	141	419

Net Increase (Decrease) in Cash and Cash Equivalents	88	(2)
Cash and Cash Equivalents at Beginning of Period	31	5

Cash and Cash Equivalents at End of Period	$119	$3

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$115	$123
Income taxes (refunds), net	(8)	129
Non-cash transactions:
Increase in accounts payable related to capital expenditures	34	—
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
     The Company’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, business segment information for the three and nine months ended September 30, 2006 has been recast to conform to the 2007 presentation due to the change in reportable business segments in the fourth quarter of 2006. The business segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period presented.
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
     The implementation of FIN 48 also affected other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $0.7 million of net unrecognized tax benefits in “Other Liabilities.” This amount includes $0.6 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions and $9.0 million representing amounts accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. These liabilities were partially offset by a refund claim of $8.9 million. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $1.3 million for the payment of interest for these uncertain tax positions.

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
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(in millions)
Service cost	$—	$1	$1	$1
Interest cost	2	1	5	5
Expected return on plan assets	—	(1)	(1)	(1)
Amortization of prior service cost	—	1	1	2
Other	—	—	1	—

Net periodic cost	$2	$2	$7	$7

     The Company expects to contribute approximately $16 million to its postretirement benefits plan in 2007, of which $12 million had been contributed as of September 30, 2007.
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
     The January filing requested an increase in annual base revenues of approximately $51 million. Gas Operations subsequently agreed to reduce its request to approximately $40 million. As part of the base rate filing, Gas Operations also proposed a revenue stabilization tariff (also known as decoupling) that would help stabilize revenues and eliminate the potential conflict between its efforts to earn a reasonable return on invested capital while promoting energy efficiency initiatives, because decoupling mitigates the negative effects of declining customer usage. As part of the revenue stabilization tariff, Gas Operations proposed to reduce the requested return on equity by 35 basis points which would reduce the base rate increase by $1 million.
     In September 2007, the APSC staff and Gas Operations entered into and filed with the APSC a Stipulation and Settlement Agreement (Settlement Agreement) and a joint motion requesting APSC approval of the Settlement Agreement. Under the terms of the Settlement Agreement, the annual base revenues of Gas Operations would increase by approximately $20 million, and the revenue stabilization tariff would be allowed to go into effect upon approval of the Settlement Agreement, with an authorized rate of return on equity of 9.65% (which reflects a reduction of 10 basis points for the implementation of the revenue stabilization tariff). The other parties to the proceeding have agreed not to oppose the Settlement Agreement. In October 2007, an order approving the

Settlement Agreement was issued by the APSC. The new rates became effective with bills rendered on and after November 1, 2007.
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
(b) APSC Affiliate Transaction Rulemaking Proceeding
     In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by the Company and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those currently in place at the Company. Non-financial affiliate transactions generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies are exempt. The rules also restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses exceeds 10 percent of the book value of the utility and its affiliates. However, existing businesses are grandfathered under the revised rules. The revised rules also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.
     The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on the Company’s operations in Arkansas, at this time the Company does not anticipate that the revised rules will have an adverse effect on existing operations in Arkansas. In September 2007, Gas Operations made a filing with the APSC in accordance with the revised rules to document existing practices that would be covered by grandfathering provisions of those rules.
(5) Derivative Instruments
     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options (energy derivatives) to mitigate the impact of changes in its natural gas businesses on its operating results and cash flows.
 Non-Trading Activities
     Cash Flow Hedges.  The Company enters into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During the nine months ended September 30, 2006 and 2007, hedge ineffectiveness resulted in a gain of less than $1 million and a loss of less than $1 million, respectively, from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Condensed Statements of Consolidated Cash Flows in the same category as the item being hedged. As of September 30, 2007, the Company expects $15 million ($10 million after-tax) in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.
     The length of time the Company is hedging its exposure to the variability in future cash flows using financial instruments is primarily two years, with a limited amount up to four years. The Company’s policy is not to exceed ten years in hedging its exposure.
     Other Derivative Instruments.  The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended September 30, 2006 and 2007, the Company recognized unrealized net gains of $20 million and $2 million, respectively. During the nine months ended September 30, 2006 and 2007, the Company recognized unrealized net gains of $33 million and net losses of $12 million, respectively. These derivative gains and losses are included in the Condensed Statements of Consolidated Income under the “Expenses” caption “Natural gas.”
(6) Goodwill
     Goodwill by reportable business segment as of both December 31, 2006 and September 30, 2007 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	20

Total	$1,705

     The Company performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.
     The Company performed the test at July 1, 2007, the Company’s annual impairment testing date, and determined that no impairment charge for goodwill was required.
(7) Comprehensive Income
     The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(in millions)
Net income	$13	$28	$133	$189

Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0-)	—	—	—	1
Net deferred gain (loss) from cash flow hedges (net of tax of $7, $3, $5 and $6)	10	6	5	11
Reclassification of deferred loss (gain) from cash flow hedges realized in net income (net of tax of $2, ($4) and ($17))	1	—	(3)	(27)

Total	11	6	2	(15)

Comprehensive income	$24	$34	$135	$174

     The following table summarizes the components of accumulated other comprehensive income (loss):

	December 31,	September 30,
	2006	2007
	(in millions)
SFAS No. 158 incremental effect	$(2)	$(1)
Net deferred gain from cash flow hedges	26	10

Total accumulated other comprehensive income (loss)	$24	$9

(8) Related Party Transactions
     The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of December 31, 2006 and September 30, 2007, the Company had borrowings from the money pool of $186 million and $139 million, respectively.
     For the three months ended September 30, 2006 and 2007, the Company had net interest expense related to affiliate borrowings of less than $1 million, and approximately $2 million, respectively. For the nine months ended September 30, 2006 and 2007, the Company had net interest expense related to affiliate borrowings of approximately $1 million and $3 million, respectively.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $31 million and $34 million for the three months ended September

30, 2006 and 2007, respectively, and $95 million and $99 million for the nine months ended September 30, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
(9) Short-term Borrowings and Long-term Debt
(a) Short-term Borrowings
     In October 2007, the Company amended its receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in the Company’s natural gas businesses. At September 30, 2007, the facility size was $150 million. Commencing with an October 2006 amendment to the receivables facility, the provisions for sale accounting under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” were no longer met. Accordingly, advances received by the Company upon the sale of receivables are accounted for as short-term borrowings as of December 31, 2006 and September 30, 2007. As of December 31, 2006 and September 30, 2007, $187 million and $150 million, respectively, was advanced for the purchase of receivables under the Company’s receivables facility.
(b) Long-term Debt
     Senior Notes. In February 2007, the Company issued $150 million aggregate principal amount of 6.25% senior notes due in February 2037. The proceeds from the sale of the senior notes were used to repay advances for the purchase of receivables under the Company’s receivables facility. Such repayment provided increased liquidity and capital resources for general corporate purposes.
     In October 2007, the Company issued $250 million aggregate principal amount of 6.125% senior notes due in November 2017 and $250 million aggregate principal amount of 6.625% senior notes due in November 2037. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt, including $300 million of the Company’s 6.5% senior notes due February 1, 2008, capital expenditures, working capital and loans to or investments in affiliates. Pending application of the proceeds for these purposes, the Company repaid borrowings under its revolving credit and receivables facilities.
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
     As of September 30, 2007, the Company had $360 million of borrowings and approximately $19 million of outstanding letters of credit under its $950 million credit facility. The Company was in compliance with all covenants as of September 30, 2007.
(10) Commitments and Contingencies
(a) Natural Gas Supply Commitments
     Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2007, minimum payment obligations for natural gas supply commitments are approximately $436 million for the remaining three months in 2007, $734 million in 2008, $283 million in 2009, $276 million in 2010, $274 million in 2011 and $1.3 billion in 2012 and thereafter.

(b) Legal, Environmental and Other Regulatory Matters
Legal Matters
     Natural Gas Measurement Lawsuits.  CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. On October 20, 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff has sought review of that dismissal from the Tenth Circuit Court of Appeals, where the matter remains pending.
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
     Gas Cost Recovery Litigation.  In October 2002, the Company’s ratepayers filed suit in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company (EGMC), and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs initially sought certification of a class of Texas ratepayers, but subsequently dropped their request for class certification. The plaintiffs later added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Gas Transmission Company (CEGT), United Gas, Inc., Louisiana Unit Gas Transmission Company, CenterPoint Energy Pipeline Services, Inc. (CEPS), and CenterPoint Energy Trading and Transportation Group, Inc., all of which are subsidiaries of the Company, and other non-affiliated companies. In February 2005, the case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily dismissed the case and agreed not to refile the claims asserted unless the Miller County case described below is not certified as a class action or is later decertified.
     In October 2004, the Company’s ratepayers in Texas and Arkansas filed suit in circuit court in Miller County, Arkansas against the Company, CenterPoint Energy, EGMC, CEGT, CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped as defendants CEGT and MRT. The plaintiffs seek class certification, but the proposed class has not been certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims are within the sole and exclusive jurisdiction of the APSC. Also in June 2007, the Company, CenterPoint Energy, EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has original exclusive jurisdiction over the Texas claims asserted in the Miller County case. In August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. Also in August 2007, the Arkansas plaintiff initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to the Company. In September 2007, the Company, CenterPoint Energy, EGMC and other defendants in the Miller County case initiated proceedings in the Arkansas Supreme Court to direct the Miller County court to dismiss the entire case on the grounds that the plaintiffs’ claims are within the exclusive jurisdiction of the APSC or Railroad Commission, as applicable.
     In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by the Company to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish cases have been stayed pending the resolution of the proceedings by the LPSC.  In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation.  In that proceeding, the Company’s gas purchases were reviewed back to 1971.  The review concluded that the Company’s gas costs were “reasonable and prudent”, but the Company agreed to credit to jurisdictional customers approximately $920,000 related to certain off-system sales, including interest.  A regulatory liability was established and the Company began refunding that amount to jurisdictional customers in September 2007.  A similar review related to the Caddo Parish litigation remains pending at the LPSC.
     The range of relief sought by the plaintiffs in the Caddo Parish case includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. In this case, the Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been in accordance with what is permitted by state and municipal regulatory authorities. The Company does not expect the outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.
     Storage Facility Litigation.  In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerns “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by a Company entity that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. The summary judgment ruling was only on the issue of liability, though the court did rule that CEGT has the burden of proving that any gas in the Wapanucka formation is gas that has been injected and is not native gas. Further hearings and orders of the court are required to specify the appropriate relief for the plaintiffs. CEGT plans to appeal through the Oklahoma court system any judgment which imposes liability on CEGT in this matter. The Company does not expect the outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.
Environmental Matters
     Hydrocarbon Contamination.  CERC Corp. and certain of its subsidiaries were among the defendants in lawsuits filed beginning in August 2001 in Caddo Parish and Bossier Parish, Louisiana. The suits alleged that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer, which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination was alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the “Sligo Facility,” which was formerly operated by a predecessor in interest of CERC Corp. This facility was purportedly used for gathering natural gas from surrounding wells, separating liquid hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution.
     In July 2007, pursuant to the terms of a previously agreed settlement in principle, the parties implemented the terms of their settlement and resolved this matter. Pursuant to the agreed terms, a CERC Corp. subsidiary had entered into a cooperative agreement with the Louisiana Department of Environmental Quality (LDEQ), pursuant to which CERC Corp.’s subsidiary will work with the LDEQ to develop a remediation plan that could be implemented by the CERC Corp. subsidiary. Pursuant to the settlement terms, the Company made a settlement payment within the amounts previously reserved for this matter. The Company does not expect the costs associated with the resolution of this matter to have a material impact on its financial condition, results of operations or cash flows.
     Manufactured Gas Plant Sites.  The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, the Company has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company’s Minnesota service territory. The Company believes that it has no liability with respect to two of these sites.
     At September 30, 2007, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2007, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.
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
Guaranties
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the benefit of the Company and CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In February 2007, the Company and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy and RRI. That demand sought to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, CenterPoint Energy and RRI entered into an agreement to delay further proceedings regarding this dispute in order to permit further discussions. The Company currently holds letters of credit in the amount of $29.3 million issued on behalf of RRI against guaranties that have not been released. CenterPoint Energy’s current exposure under the guaranties relates to the Company’s guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised the Company and CenterPoint Energy that it has permanently released a portion of the capacity its trading subsidiary holds under those transportation contracts, and the Company has been released from its guaranty with respect to the capacity released.
     In June 2006, the RRI trading subsidiary and the Company jointly filed a complaint with the FERC against the counterparty on the Company’s guaranty. In response to the FERC’s July 2007 order regarding that complaint, the counterparty accepted, with respect to one of the four transportation contracts, the replacement of the Company’s guaranty with a letter of credit provided by RRI in the amount of three months of demand charges. The three remaining transportation contracts continue to be covered by the Company’s guaranty. After giving effect to the assignments and the substitution of the RRI letter of credit, the reduced level of demand charges is now approximately $19 million per year in 2008, $18 million in 2009 through 2015, $17 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and the Company believes current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, CenterPoint Energy’s exposure to the counterparty under the guaranty could exceed the security provided by RRI.
(11) Income Taxes
     The following table summarizes the Company’s liability (receivable) for uncertain tax positions in accordance with FIN 48 at January 1 and September 30, 2007 (in millions):

	January 1,	September 30,
	2007	2007
Liability (receivable) for uncertain tax positions	$0.7	$(5.4)
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	9.0	1.4
Interest accrued on uncertain tax positions	1.3	(2.2)
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
     The Company’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents the Company’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. Beginning in the fourth quarter of 2006, the Company began reporting its interstate pipelines and field services businesses as two separate business segments, the Interstate Pipelines business segment and the Field Services business segment. These business segments were previously aggregated and reported as the Pipelines and Field Services business segment. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering and processing operations. Other Operations consists primarily of other corporate operations which support all of the Company’s business operations. All prior periods have been recast to conform to the 2007 presentation.
     Long-lived assets include net property, plant and equipment, net goodwill and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.
     Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2006
	Revenues from	Net
	External	Intersegment	Operating
	Customers	Revenues	Income (Loss)
Natural Gas Distribution	$483	$2	$(11)
Competitive Natural Gas Sales and Services	813	17	12
Interstate Pipelines	73	33	48
Field Services	31	8	21
Other Operations	—	—	(1)
Eliminations	—	(60)	—

Consolidated	$1,400	$—	$69

	For the Three Months Ended September 30, 2007
	Revenues from	Net
	External	Intersegment	Operating
	Customers	Revenues	Income (Loss)
Natural Gas Distribution	$457	$1	$(8)
Competitive Natural Gas Sales and Services	758	12	4
Interstate Pipelines	100	37	70
Field Services	36	8	26
Other Operations	—	—	(1)
Eliminations	—	(58)	—

Consolidated	$1,351	$—	$91

	For the Nine Months Ended September 30, 2006
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of
	Customers	Revenues	Income (Loss)	December 31, 2006
Natural Gas Distribution	$2,506	$8	$90	$4,463
Competitive Natural Gas Sales and Services	2,681	62	44	1,501
Interstate Pipelines	198	101	137	2,738
Field Services	89	25	66	608
Other Operations	—	4	(3)	1,086
Eliminations	—	(200)	—	(1,581)

Consolidated	$5,474	$—	$334	$8,815

	For the Nine Months Ended September 30, 2007
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of
	Customers	Revenues	Income (Loss)	September 30, 2007
Natural Gas Distribution	$2,594	$7	$129	$4,199
Competitive Natural Gas Sales and Services	2,679	36	56	1,154
Interstate Pipelines	247	101	166	2,934
Field Services	94	31	75	642
Other Operations	—	—	(2)	453
Eliminations	—	(175)	—	(883)

Consolidated	$5,614	$—	$424	$8,499

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2007. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2006 (CERC Corp. Form 10-K).
EXECUTIVE SUMMARY
Recent Events
   Debt Financing Transactions
     In October 2007, we issued $250 million aggregate principal amount of 6.125% senior notes due in November 2017 and $250 million aggregate principal amount of 6.625% senior notes due in November 2037. The proceeds from the sale of the senior notes will be used for general corporate purposes, including repayment or refinancing of debt, including $300 million of our 6.5% senior notes due February 1, 2008, capital expenditures, working capital and loans to or investments in affiliates. Pending application of the proceeds for these purposes, we repaid borrowings under our revolving credit and receivables facilities.
     In October 2007, we amended our receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in our natural gas businesses.
Interstate Pipeline Expansion
     Carthage to Perryville. In April 2007, CenterPoint Energy Gas Transmission (CEGT), our wholly owned subsidiary, completed phase one construction of a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in Northeast Louisiana.  On May 1, 2007, CEGT began service under its firm transportation agreements with shippers of approximately 960 million cubic feet per day. CEGT’s second phase of the project, which involved adding compression that increased the total capacity of the pipeline to approximately 1.25 billion cubic feet (Bcf) per day, was placed into service in August 2007. CEGT has signed firm contracts for the full capacity of phases one and two.
     Based on interest expressed during an open season held in 2006, CEGT will add a phase three which will expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression and operating at higher pressures. In May 2007, CEGT received Federal Energy Regulatory Commission (FERC) approval for the third phase of the project to expand capacity of the pipeline, and in July 2007, CEGT received U.S. Department of Transportation approval to increase the maximum allowable operating pressure. The third phase is projected to be in-service in the first quarter of 2008.
     Southeast Supply Header.   In June 2006, CenterPoint Energy Southeast Pipelines Holding, L.L.C., our wholly owned subsidiary, and a subsidiary of Spectra Energy Corp. (Spectra) formed a joint venture (Southeast Supply Header or SESH) to construct, own and operate a 270-mile pipeline with a capacity of approximately 1 Bcf per day that will extend from CEGT’s Perryville hub in northeast Louisiana to a point interconnecting with Gulfstream Natural Gas System, which is 50 percent owned by an affiliate of Spectra. We account for our 50 percent interest in SESH as an equity investment. In 2006, SESH signed agreements with shippers for firm transportation services, which subscribed capacity of 945 million cubic feet per day.

     An application to construct, own and operate the pipeline was filed with the FERC in December 2006. In September 2007, the FERC issued the certificate authorizing the construction of the pipeline. SESH is currently in the preliminary construction stage and is updating its projection for capital costs for the pipeline. Based on a preliminary analysis, SESH is currently projecting the capital costs for its interest in the pipeline may exceed $900 million. SESH expects to complete construction in the summer of 2008.
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
     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2006 and 2007, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
		(in millions)
Revenues	$1,400	$1,351	$5,474	$5,614

Expenses:
Natural gas	1,058	990	4,286	4,348
Operation and maintenance	192	191	588	577
Depreciation and amortization	50	56	150	159
Taxes other than income taxes	31	23	116	106

Total Expenses	1,331	1,260	5,140	5,190

Operating Income	69	91	334	424
Interest and Other Finance Charges	(43)	(51)	(125)	(135)
Other Income, net	7	7	15	14

Income Before Income Taxes	33	47	224	303
Income Tax Expense	(20)	(19)	(91)	(114)

Net Income	$13	$28	$133	$189

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2006 and 2007. Due to the change in reportable segments in the fourth quarter of 2006, we have recast our segment information for 2006, as discussed in Note 12 to our Interim Condensed Financial Statements, to conform to the new presentation. The segment detail revised as a result of the new reportable business segments did not affect consolidated operating income for any period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(in millions)
Natural Gas Distribution	$(11)	$(8)	$90	$129
Competitive Natural Gas Sales and Services	12	4	44	56
Interstate Pipelines	48	70	137	166
Field Services	21	26	66	75
Other Operations	(1)	(1)	(3)	(2)

Total Consolidated Operating Income	$69	$91	$334	$424

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
     The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$485	$458	$2,514	$2,601

Expenses:
Natural gas	298	267	1,787	1,845
Operation and maintenance	137	139	429	421
Depreciation and amortization	38	38	113	114
Taxes other than income taxes	23	22	95	92

Total expenses	496	466	2,424	2,472

Operating Income (Loss)	$(11)	$(8)	$90	$129

Throughput (in Bcf):
Residential	14	12	98	118
Commercial and industrial	44	42	160	168

Total Throughput	58	54	258	286

Average number of customers:
Residential	2,862,020	2,910,041	2,875,345	2,927,122
Commercial and industrial	240,083	246,021	243,011	246,382

Total	3,102,103	3,156,062	3,118,356	3,173,504

Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Our Natural Gas Distribution business segment reported an operating loss of $8 million for the three months ended September 30, 2007 compared to an operating loss of $11 million for the three months ended September 30, 2006. Operating income improved as a result of customer growth ($2 million) from the addition of nearly 48,000 customers since September 30, 2006.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Our Natural Gas Distribution business segment reported operating income of $129 million for the nine months ended September 30, 2007 compared to operating income of $90 million for the nine months ended September 30, 2006. Operating income improved as a result of increased usage primarily due to unusually mild weather in 2006 ($14 million) and growth from the addition of nearly 48,000 customers since September 30, 2006 ($7 million) and reduced operation and maintenance expenses, primarily as a result of costs associated with staff reductions incurred in 2006 ($15 million), reduced employee benefit costs ($9 million) and the 2006 write-off of certain rate case expenses ($3 million). The increase in operating income was partially offset by higher expenses associated with initiatives undertaken to improve customer service ($4 million) and the recognition in 2006 of certain favorable regulatory orders ($4 million).

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
     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2006 and 2007 (in millions, except throughput and customer data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$830	$770	$2,743	$2,715

Expenses:
Natural gas	809	756	2,673	2,631
Operation and maintenance	8	7	23	23
Depreciation and amortization	—	3	1	4
Taxes other than income taxes	1	—	2	1

Total expenses	818	766	2,699	2,659

Operating Income	$12	$4	$44	$56

Throughput (in Bcf):
Wholesale – third parties	90	74	251	241
Wholesale – affiliates	8	2	27	7
Retail and Pipeline	40	43	138	145

Total Throughput	138	119	416	393

Average number of customers:
Wholesale	140	233	140	235
Retail and Pipeline	6,351	6,743	6,554	6,779

Total	6,491	6,976	6,694	7,014

Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $4 million for the three months ended September 30, 2007 compared to operating income of $12 million for the three months ended September 30, 2006. The decrease in operating income of $8 million was primarily due to a reduction in locational and seasonal natural gas price differentials ($4 million). In addition, the third quarter of 2007 included a gain from mark-to-market accounting for non-trading financial derivatives ($2 million) and a write-down of natural gas inventory to the lower of average cost or market ($5 million), compared to a gain from mark-to-market accounting ($21 million) and a natural gas inventory write-down ($26 million) for the same period of 2006. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $56 million for the nine months ended September 30, 2007 compared to $44 million for the nine months ended September 30, 2006. The increase in operating income of $12 million was primarily due to increased operating margins (revenues less natural gas costs) related to sales of gas from inventory and asset utilization. In addition, the first nine months of 2007 included a charge from mark-to-market accounting for non-trading financial derivatives ($12 million) and a write-down of natural gas inventory to the lower of average cost or market ($11 million), compared to a gain from mark-to-market accounting ($34 million) and an inventory write-down ($56 million) for the same period of 2006.

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
     The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$106	$137	$299	$348

Expenses:
Natural gas	10	27	22	55
Operation and maintenance	33	29	98	85
Depreciation and amortization	10	11	28	32
Taxes other than income taxes	5	—	14	10

Total expenses	58	67	162	182

Operating Income	$48	$70	$137	$166

Throughput (in Bcf):
Transportation	204	312	718	880
Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Our Interstate Pipeline business segment reported operating income of $70 million for the three months ended September 30, 2007 compared to $48 million for the three months ended September 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline ($16 million) and other transportation and ancillary services ($11 million). Additionally, taxes other than income were lower than 2006 primarily due to tax refunds ($4 million) related to the settlement of certain state tax issues. These favorable variances were partially offset by the FERC-authorized sale of excess gas associated with our storage enhancement projects ($13 million) in the third quarter of 2006.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Our Interstate Pipeline business segment reported operating income of $166 million for the nine months ended September 30, 2007 compared to $137 million for the nine months ended September 30, 2006. The increase in operating income was primarily due to the new Carthage to Perryville pipeline, which went into commercial service in May 2007 ($25 million), other transportation and ancillary services ($17 million) and lower taxes other than income ($4 million) as discussed previously. These favorable variances were partially offset by higher sales in 2006 of excess gas associated with storage enhancement projects ($10 million) and the absence of a favorable storage adjustment recorded in the first quarter of 2006 ($3 million).
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

     The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2006 and 2007 (in millions, except throughput data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$39	$44	$114	$125

Expenses:
Natural gas	(1)	(2)	(4)	(9)
Operation and maintenance	15	17	42	49
Depreciation and amortization	3	2	8	8
Taxes other than income taxes	1	1	2	2

Total expenses	18	18	48	50

Operating Income	$21	$26	$66	$75

Throughput (in Bcf):
Gathering	97	104	279	297
Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Our Field Services business segment reported operating income of $26 million for the three months ended September 30, 2007 compared to $21 million for the three months ended September 30, 2006. Increased revenues due to higher throughput and ancillary services ($9 million) was partially offset by lower commodity prices ($2 million) and increased operation and maintenance expenses related to cost increases and expanded operations ($2 million).
     In addition, this business segment recorded equity income of $2 million in each of the three months ended September 30, 2006 and 2007 from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Our Field Services business segment reported operating income of $75 million for the nine months ended September 30, 2007 compared to $66 million for the nine months ended September 30, 2006. Continued increased demand for gas gathering and ancillary services ($25 million) was partially offset by lower commodity prices ($9 million) and increased operation and maintenance expenses related to cost increases and expanded operations ($7 million).
     In addition, this business segment recorded equity income of $7 million and $6 million in the nine months ended September 30, 2006 and 2007, respectively, from its 50 percent interest in the Waskom plant. These amounts are included in Other – net under the Other Income (Expense) caption.
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

LIQUIDITY AND CAPITAL RESOURCES
          Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining three months of 2007 are approximately $240 million of capital expenditures and investment in or advances to SESH of approximately $120 million.
          We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs for the remaining three months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
          Arkansas Public Service Commission (APSC), Affiliate Transaction Rulemaking Proceeding.  In December 2006, the APSC adopted new rules governing affiliate transactions involving public utilities operating in Arkansas. In February 2007, in response to requests by us and other gas and electric utilities operating in Arkansas, the APSC granted reconsideration of the rules and stayed their operation in order to permit additional consideration. In May 2007, the APSC adopted revised rules, which incorporated many revisions proposed by the utilities, the Arkansas Attorney General and the APSC staff. The revised rules prohibit affiliated financing transactions for purposes not related to utility operations, but permit the continuation of existing money pool and multi-jurisdictional financing arrangements such as those we currently have in place. Non-financial affiliate transactions generally have to be priced under an asymmetrical pricing formula under which utilities would benefit from any difference between the cost of providing goods and services to or from the utility operations and the market value of those goods or services. However, corporate services provided at fully allocated cost such as those provided by service companies are exempt. The rules also restrict utilities from engaging in businesses other than utility and utility-related businesses if the total book value of non-utility businesses exceeds 10 percent of the book value of the utility and its affiliates. However, existing businesses are grandfathered under the revised rules. The revised rules also permit utilities to petition for waivers of financing and non-financial rules that would otherwise be applicable to their transactions.
          The APSC’s revised rules impose record keeping, record access, employee training and reporting requirements related to affiliate transactions, including notification to the APSC of the formation of new affiliates that will engage in transactions with the utility and annual certification by the utility’s president or chief executive officer and its chief financial officer of compliance with the rules. In addition, the revised rules require a report to the APSC in the event the utility’s bond rating is downgraded in certain circumstances. Although the revised rules impose new requirements on our operations in Arkansas, at this time we do not anticipate that the revised rules will have an adverse effect on existing operations in Arkansas. In September 2007, Gas Operations made a filing with the APSC in accordance with the revised rules to document existing practices that would be covered by grandfathering provisions of those rules.
     Off-Balance Sheet Arrangements.  Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.
          Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In February 2007, we and CenterPoint Energy made a formal demand on RRI under procedures provided by the Master Separation Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated (Reliant Energy) and RRI. That demand sought to resolve a disagreement with RRI over the amount of security RRI is obligated to provide with respect to this guaranty. In conjunction with discussion of that demand, we and RRI entered into an agreement to delay further proceedings regarding this dispute in order to permit further discussions. We currently hold letters of credit in the amount of $29.3 million issued on behalf of RRI against guaranties that have not been released. CenterPoint Energy’s current exposure under the guaranties relates to our guaranty of the payment by RRI of demand charges related to transportation contracts with one counterparty. RRI has advised us and CenterPoint Energy that it has permanently released a portion of the capacity its trading subsidiary holds under those transportation contracts, and we have been released from our guaranty with respect to the capacity released.

          In June 2006, we and the RRI trading subsidiary jointly filed a complaint with the FERC against the counterparty on our guaranty. In response to the FERC’s July 2007 order regarding that complaint, the counterparty accepted, with respect to one of the four transportation contracts, the replacement of our guaranty with a letter of credit provided by RRI in the amount of three months of demand charges. The three remaining transportation contracts continue to be covered by our guaranty. After giving effect to the assignments and the substitution of the RRI letter of credit, the reduced level of demand charges is now approximately $19 million per year in 2008, $18 million in 2009 through 2015, $17 million in 2016, $10 million in 2017 and $3 million in 2018. RRI continues to meet its obligations under the transportation contracts, and we believe current market conditions make those contracts valuable for transportation services in the near term and that additional security is not needed at this time. However, changes in market conditions could affect the value of those contracts. If RRI should fail to perform its obligations under the transportation contracts, CenterPoint Energy's exposure to the counterparty under the guaranty could exceed the security provided by RRI.
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
     As of October 31, 2007, we had the following facilities (in millions):

				Amount Utilized at
Date Executed	Company	Type of Facility	Size of Facility	October 31, 2007	Termination Date
June 29, 2007	CERC Corp.	Revolver	$950	$19 (1)	June 29, 2012
October 30, 2007	CERC	Receivables	200	156	October 28, 2008

(1)	Represents outstanding letters of credit.
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
     Our receivables facility terminates in October 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date of the facility. At September 30, 2007, the $150 million facility was fully utilized.
     We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.
     Securities Registered with the SEC. As of September 30, 2007, we had a shelf registration statement covering $900 million principal amount of senior debt securities. In October 2007, we issued $500 million aggregate principal amount of senior debt securities, resulting in $400 million of capacity remaining on the shelf registration statement.
     Temporary Investments.  As of October 31, 2007, we had external temporary investments of $7 million.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At October 31, 2007, we had investments in the money pool of $9 million. The money pool may not provide sufficient funds to meet our cash needs.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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
     A decline in credit ratings could increase borrowing costs under our $950 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.
     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of ours operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2007, the amount posted as collateral amounted to approximately $64 million. Should our credit ratings (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2007, unsecured credit limits extended to CES by counterparties aggregate $149 million; however, utilized credit capacity is significantly lower. In addition, we and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.
     In connection with the development of SESH’s 270-mile pipeline project, we have committed that we will advance funds to the joint venture or cause funds to be advanced for our 50 percent share of the cost to construct the pipeline. We also agreed to provide a letter of credit in an amount up to $400 million for our share of funds that have not been advanced in the event S&P reduces our bond rating below investment grade before we have advanced the required construction funds. However, we are relieved of these commitments (i) to the extent of 50 percent of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent we or our subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of September 30, 2007, our subsidiaries have advanced approximately $103 million to SESH, of which $52 million was equity and $51 million was debt.

     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of September 30, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
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
Impairment of Long-Lived Assets and Intangibles
     We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill was indicated based on our annual analysis as of July 1, 2007. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.
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
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 4%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately 3%. At September 30, 2007, our estimated cost of retiring these assets was approximately $69 million.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
          Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us and CenterPoint Energy against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit and that of CenterPoint Energy, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. We currently hold letters of credit in the amount of $29.3 million issued on behalf of RRI against guaranties that have not been released. RRI may be unable to obtain our release under some of the remaining guarantees, and one of those guarantees has been issued to support long-term transportation contracts that extend to 2018. There can be no assurance that the letters of credit we hold will be sufficient to satisfy our obligations on the remaining guaranties if RRI were to fail to perform its obligation to the counterparties, and RRI may be unable or unwilling to provide increased security from time to time to protect us if our exposures on such guarantees were to exceed the amount of the letters of credit held as security.
          RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against CenterPoint Energy as its former owner.
Item 5. Other Information
Ratio of Earnings to Fixed Charges
     Our ratio of earnings to fixed charges for the nine months ended September 30, 2006 and 2007 was 2.58 and 2.87, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Carthage to Perryville Pipeline
          In September 2007, CEGT initiated an investigation into allegations received from two former employees of the manufacturer of pipe installed in CEGT’s Carthage to Perryville pipeline segment. That pipeline segment was placed in commercial service in May 2007 after satisfactory completion of hydrostatic testing designed to ensure that the pipe and its welds would be structurally sound when placed in service and operated at design pressure. According to the complainants, records relating to radiographic inspections of certain welds made at the fabrication facility had been altered resulting in the possibility that pipe with the alleged substandard welds had been installed in the pipeline. In addition to commencing an investigation utilizing outside legal counsel and other experts, CEGT immediately informed appropriate government officials. CEGT has continued to keep those officials informed of CEGT’s activities and developments during its investigation. In conducting its investigation, among other things, CEGT has interviewed the complainants and other individuals, including CEGT and contractor personnel, and reviewed documentation related to the manufacture and construction of the pipeline, including radiographic records related to the allegedly deficient welds. CEGT has also consulted appropriate technical consultants and pre-existing regulatory guidance. Although its investigation is continuing, CEGT has found no basis, as a result of the allegations received to date, to cease or modify operations of its Carthage to Perryville line or take other significant action. CEGT further believes that, absent new findings, the Carthage to Perryville line can be operated at expected operating pressures without threat to the public health or safety.

Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number		Description	Statement	Number	Reference
3.1.1	–	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	–	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	–	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	–	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	–	Bylaws of RERC Corp.	Form 10-K for the year ended	1-13265	3(b)
December 31, 1997

4.1	–	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

4.2	–	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	–	Supplemental Indenture No. 10 to Exhibit 4.2, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)

4.4	–	Supplemental Indenture No. 11 to Exhibit 4.2, dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8

4.5	–	Supplemental Indenture No. 12 to Exhibit 4.2, dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.9

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: November 7, 2007

EXHIBIT INDEX
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number		Description	Statement	Number	Reference
3.1.1	–	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2		Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	–	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	–	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	–	Bylaws of RERC Corp.	Form 10-K for the year ended	1-13265	3(b)
December 31, 1997

4.1	–	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

4.2	–	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	CERC Corp.’s Form 8-K dated February 5, 1998	1-13265	4.1

4.3	–	Supplemental Indenture No. 10 to Exhibit 4.2, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CenterPoint Energy’s Form 10-K for the year ended December 31, 2006	1-31447	4(f)(11)

4.4	–	Supplemental Indenture No. 11 to Exhibit 4.2, dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.8

4.5	–	Supplemental Indenture No. 12 to Exhibit 4.2, dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2007	1-31447	4.9

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”