Form 10-Q
period 2008-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2008-05-08
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission file number 1-13265
CENTERPOINT ENERGY RESOURCES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0511406 (I.R.S. Employer Identification No.)

1111 Louisiana Houston, Texas 77002 (Address and zip code of principal executive offices)	(713) 207-1111 (Registrant’s telephone number, including area code)

CenterPoint Energy Resources Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2008, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI and its subsidiaries to satisfy their other obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

ii

•	the investment performance of CenterPoint Energy’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2008

Revenues	$2,697	$2,952

Expenses:
Natural gas	2,150	2,393
Operation and maintenance	198	205
Depreciation and amortization	51	54
Taxes other than income taxes	48	58

Total	2,447	2,710

Operating Income	250	242

Other Income (Expense):
Interest and other finance charges	(39)	(48)
Other, net	3	11

Total	(36)	(37)

Income Before Income Taxes	214	205

Income tax expense	(83)	(79)

Net Income	$131	$126

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	March 31,
	2007	2008

Current Assets:
Cash and cash equivalents	$1	$19
Accounts and notes receivable, net	732	923
Accrued unbilled revenue	456	368
Accounts and notes receivable — affiliated companies	82	64
Materials and supplies	35	37
Natural gas inventory	395	65
Non-trading derivative assets	38	59
Deferred tax asset	40	20
Prepaid expenses and other current assets	235	117

Total current assets	2,014	1,672

Property, Plant and Equipment:
Property, plant and equipment	5,837	5,920
Less accumulated depreciation and amortization	(806)	(850)

Property, plant and equipment, net	5,031	5,070

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	11	22
Notes receivable from unconsolidated affiliates	148	150
Other	234	333

Total other assets	2,089	2,201

Total Assets	$9,134	$8,943

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31,	March 31,
	2007	2008
Current Liabilities:
Short-term borrowings	$232	$200
Current portion of long-term debt	307	7
Accounts payable	661	700
Accounts and notes payable — affiliated companies	144	196
Taxes accrued	118	119
Interest accrued	59	62
Customer deposits	59	58
Non-trading derivative liabilities	60	17
Other	186	194

Total current liabilities	1,826	1,553

Other Liabilities:
Accumulated deferred income taxes, net	778	790
Non-trading derivative liabilities	14	4
Benefit obligations	116	115
Regulatory liabilities	474	484
Other	167	138

Total other liabilities	1,549	1,531

Long-term Debt	2,645	2,623

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,406	2,406
Retained earnings	692	818
Accumulated other comprehensive income	16	12

Total stockholder’s equity	3,114	3,236

Total Liabilities and Stockholder’s Equity	$9,134	$8,943

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows from Operating Activities:
Net income	$131	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	54
Amortization of deferred financing costs	2	2
Deferred income taxes	9	28
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	9	(103)
Accounts receivable/payable, affiliates	16	51
Inventory	213	328
Accounts payable	(192)	46
Fuel cost over recovery	23	29
Interest and taxes accrued	13	4
Non-trading derivatives, net	14	27
Margin deposits, net	52	29
Other current assets	34	57
Other current liabilities	(61)	(64)
Other assets	(3)	(5)
Other liabilities	(28)	(55)

Net cash provided by operating activities	283	554

Cash Flows from Investing Activities:
Capital expenditures	(272)	(94)
Increase in notes receivable from affiliates, net	(83)	(2)
Investment in unconsolidated affiliates	—	(105)
Other, net	(15)	—

Net cash used in investing activities	(370)	(201)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings	150	(32)
Long-term revolving credit facility, net	—	(50)
Proceeds from commercial paper, net	—	35
Proceeds from long-term debt	150	—
Payments of long-term debt	(7)	(307)
Increase (decrease) in notes payable with affiliates	(186)	19
Debt issuance costs	(1)	—
Other, net	1	—

Net cash provided by (used in) financing activities	107	(335)

Net Increase in Cash and Cash Equivalents	20	18
Cash and Cash Equivalents at Beginning of the Period	5	1

Cash and Cash Equivalents at End of the Period	$25	$19

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$41	$46
Income taxes	38	36
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC Corp. or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2007 (CERC Corp. Form 10-K).
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
(2) New Accounting Pronouncements
     In April 2007, the Financial Accounting Standards Board (FASB) issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (FIN 39-1) which permits companies that enter into master netting arrangements to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Company adopted FIN 39-1 effective January 1, 2008 and began netting the cash collateral receivables and payables and also its derivative assets and liabilities with the same counterparty subject to master netting agreements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Company currently has no plans to apply SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until applicable transactions occur.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations or cash flows.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are financial derivatives, investments and equity securities listed in active markets.
Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets.
Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are financial derivatives.
     The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Balance
	for Identical Assets	Inputs	Inputs	Netting	as of
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	March 31, 2008
			(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments	15	—	—	(1)	14
Derivative assets	1	103	4	(27)	81

Total assets	$18	$103	$4	$(28)	$97

Liabilities
Derivative liabilities	$3	$44	$2	$(28)	$21

Total liabilities	$3	$44	$2	$(28)	$21

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
     The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2008:

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Derivatives, net
(in millions)
Beginning balance as of January 1, 2008	$(3)
Total gains or losses (realized and unrealized):
Included in earnings	6
Included in other comprehensive loss	—
Net transfers into level 3	—
Purchases, sales, other settlements, net	(1)

Ending balance as of March 31, 2008	$2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1

(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost relating to postretirement benefits includes $2 million of interest cost for each of the three months ended March 31, 2007 and 2008. The Company expects to contribute approximately $14 million to its postretirement benefits plan in 2008, of which $3 million had been contributed as of March 31, 2008.
(4) Regulatory Matters
     Texas. In March 2008, the Company’s natural gas distribution business (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. The effect of the requested rate changes will be to increase the Texas Coast service territory’s revenues by approximately $7 million per year.
     Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision. On May 6, 2008 that court rendered its decision. The court concluded that the MPUC was arbitrary and capricious in denying Gas Operations’ request for a waiver of the MPUC rules and remanded the case to the MPUC for reconsideration under the same principles that the MPUC had applied in previously granted variance requests. No prediction can be made as to the ultimate outcome of this matter.
(5) Derivative Instruments
     The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows.
Non-Trading Activities
     Cash Flow Hedges. The Company has entered into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During each of the three months ended March 31, 2007 and 2008, hedge ineffectiveness resulted in a loss of less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2008, the Company expects $2 million ($1 million after-tax) in accumulated other comprehensive income to be reclassified as a decrease in Natural gas expense during the next twelve months.
     The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is less than one year. The Company’s policy is not to exceed ten years in hedging its exposure.
     Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended March 31, 2007 and 2008, the Company recognized unrealized net losses of $8 million and $22 million, respectively. During the three months ended March 31, 2007, the unrealized net losses are included in the Statements of Consolidated Income under the “Expenses” caption “Natural Gas.” During the three months ended March 31, 2008, unrealized net losses of $20 million are included in the Statements of Consolidated Income under the “Revenues” caption and unrealized net losses of $2 million are included in the Statements of Consolidated Income under the “Expenses” caption “Natural Gas.”
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
     In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007/2008 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $18 million. During the three months ended March 31, 2008, the Company recognized an $11 million loss ($7 million after-tax) related to these swaps. This was offset in part by increased revenues due to colder than normal weather.
(6) Goodwill
     Goodwill by reportable business segment as of both December 31, 2007 and March 31, 2008 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11

Total	$1,696

(7) Comprehensive Income
     The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended
	March 31,
	2007	2008
	(in millions)
Net income	$131	$126

Other comprehensive income (loss):
SFAS No. 158 adjustment (net of tax)	1	—
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $17 and $2)	(27)	(4)

Other comprehensive loss	(26)	(4)

Comprehensive income	$105	$122

     The following table summarizes the components of accumulated other comprehensive income:

	December 31,	March 31,
	2007	2008
	(in millions)
SFAS No. 158 adjustment	$11	$11
Net deferred gain from cash flow hedges	5	1

Total accumulated other comprehensive income	$16	$12

(8) Related Party Transactions
     The Company participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of December 31, 2007 and March 31, 2008, the Company had borrowings from the money pool of $67 million and $87 million, respectively.
     For each of the three months ended March 31, 2007 and 2008, the Company had net interest expense related to affiliate borrowings of approximately $1 million.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the

Company for these services were $40 million and $35 million for the three months ended March 31, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.
(9) Short-term Borrowings and Long-term Debt
(a) Short-term Borrowings
     In October 2007, the Company amended its receivables facility and extended the termination date to October 28, 2008. The facility size will range from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in the Company’s natural gas businesses. At March 31, 2008, the facility size was $375 million. As of December 31, 2007 and March 31, 2008, $232 million and $200 million, respectively, was advanced for the purchase of receivables under the Company’s receivables facility.
(b) Long-term Debt
     Revolving Credit Facility. As of March 31, 2008, the Company had $100 million of borrowings and $35 million of commercial paper outstanding under its $950 million credit facility. The Company was in compliance with all debt covenants as of March 31, 2008.
(10) Commitments and Contingencies
(a) Natural Gas Supply Commitments
     Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts which do not meet the definition of a derivative. As of March 31, 2008, minimum payment obligations for natural gas supply commitments are approximately $532 million for the remaining nine months in 2008, $316 million in 2009, $296 million in 2010, $279 million in 2011, $272 million in 2012 and $1.2 billion after 2012.
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
     Gas Cost Recovery Litigation. In October 2002, a lawsuit was filed on behalf of certain ratepayers of the Company in state district court in Wharton County, Texas against the Company, CenterPoint Energy, Entex Gas Marketing Company (EGMC), and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs initially sought certification of a class of Texas ratepayers, but subsequently dropped their request for class certification. The plaintiffs later added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Pipeline Services, Inc. (CEPS), and certain other subsidiaries of the Company, and other non-affiliated companies. In February 2005, the case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily dismissed the case and agreed not to refile the claims asserted unless the Miller County case described below is not certified as a class action or is later decertified.
     In October 2004, a lawsuit was filed by certain ratepayers of the Company in Texas and Arkansas in circuit court in Miller County, Arkansas against the Company, CenterPoint Energy, EGMC, CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.
     In June 2007, the Company, CenterPoint Energy, EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has original exclusive jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS were joined as plaintiffs to the Travis County case.
     In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to the Company. That complaint remains pending at the APSC.
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
     Storage Facility Litigation. In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerns “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by an entity of the Company that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since the suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. The summary judgment ruling was only on the issue of liability, though the court did rule that CEGT has the burden of proving that any gas in the Wapanucka formation is gas that has been injected and is not native gas. Further hearings and orders of the court are required to specify the appropriate relief for the plaintiffs. CEGT plans to appeal through the Oklahoma court system any judgment that imposes liability on CEGT in this matter. The Company does not expect the outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.
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
     At March 31, 2008, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of March 31, 2008, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.
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
Guaranties
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, the Company had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure the Company against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for the Company’s benefit, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In December 2007, the Company, CenterPoint Energy and RRI amended that agreement and the Company released the letters of credit it held as security. Under the revised agreement RRI agreed to provide cash or new letters of credit to secure the Company against exposure under the remaining guaranties as calculated under the new agreement if and to the extent changes in market conditions exposed the Company to a risk of loss on those guaranties.
     The Company’s potential exposure under the guaranties relates to payment of demand charges related to transportation contracts. RRI continues to meet its obligations under the contracts, and, on the basis of current market conditions, the Company and CenterPoint Energy believe that additional security is not needed at this time. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, the Company would retain exposure to the counterparty under the guaranty.

(11) Income Taxes
     The following table summarizes the Company’s liability (receivable) for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (in millions):

	December 31,	March 31,
	2007	2008
Receivable for uncertain tax positions	$(11)	$(12)
Portion of receivable for uncertain tax positions that, if recognized, would reduce the effective income tax rate	1	1
Interest accrued on uncertain tax positions	(3)	(4)
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
     Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended March 31, 2007
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of December 31,
	Customers	Revenues	Income (Loss)	2007
Natural Gas Distribution	$1,564	$3	$129	$4,332
Competitive Natural Gas Sales and Services	1,047	17	56	1,221
Interstate Pipelines	59	31	44	3,007
Field Services	28	11	22	669
Other Operations	(1)	—	(1)	670
Eliminations	—	(62)	—	(765)

Consolidated	$2,697	$—	$250	$9,134

	For the Three Months Ended March 31, 2008
	Revenues from	Net		Total Assets
	External	Intersegment	Operating	as of March 31,
	Customers	Revenues	Income (Loss)	2008
Natural Gas Distribution	$1,697	$3	$121	$4,171
Competitive Natural Gas Sales and Services	1,109	11	6	1,316
Interstate Pipelines	91	42	71	3,087
Field Services	54	4	45	724
Other Operations	1	—	(1)	763
Eliminations	—	(60)	—	(1,118)

Consolidated	$2,952	$—	$242	$8,943

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2007 and the three months ended March 31, 2008. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of our 2007 Form 10-K.
EXECUTIVE SUMMARY
Recent Events
Interstate Pipelines
     In May 2007, CenterPoint Energy Gas Transmission (CEGT), a wholly owned subsidiary, received Federal Energy Regulatory Commission (FERC) approval for the third phase of its Carthage to Perryville pipeline project, a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in northeast Louisiana, to expand capacity of the pipeline to 1.5 Bcf per day by adding additional compression and operating at higher pressures. In July 2007, CEGT received approval from the Pipeline and Hazardous Materials Administration (PHMSA) to increase the maximum allowable operating pressure. The PHMSA’s approval contained certain conditions and requirements. In March 2008, CEGT met these conditions and gave notice to PHMSA that it would be increasing the pressure in 30 days. In April 2008, CEGT raised the maximum allowable pressure and concurrently placed the phase three expansion in-service. CEGT has executed contracts for approximately 150 MMcf per day of the 250 MMcf per day phase three expansion.
     In September 2007, CEGT initiated an investigation into allegations received from two former employees of the manufacturer of pipe installed in CEGT’s Carthage to Perryville pipeline segment. That pipeline segment was placed in commercial service in May 2007 after satisfactory completion of hydrostatic testing designed to ensure that the pipe and its welds would be structurally sound when placed in service and operated at design pressure. According to the complainants, records relating to radiographic inspections of certain welds made at the fabrication facility had been altered resulting in the possibility that pipe with alleged substandard welds had been installed in the pipeline. In conducting its investigation, among other things, CEGT and its counsel interviewed the complainants and other individuals, including CEGT and contractor personnel, and reviewed documentation related to the manufacture and construction of the pipeline, including radiographic records related to the allegedly deficient welds. CEGT kept appropriate governmental officials informed throughout its investigation and consulted appropriate technical consultants and pre-existing regulatory guidance. Pursuant to a course of action proposed by CEGT, CEGT excavated and inspected certain welds, and in each case, CEGT found those welds to be structurally sound. CEGT and its counsel have now formally concluded their investigation, finding no credible support for the allegation that pipe with substandard welds may have been installed in the pipeline. CEGT has informed the relevant government agencies of these conclusions, and has informed those agencies that CEGT does not intend to take any additional action or to alter or modify the pipeline’s operations.
     Effective April 1, 2008, Mississippi River Transmission Corp. signed a 5-year extension of its firm transportation and storage contracts with Laclede Gas Company (Laclede). In 2007, approximately 10% of Interstate Pipelines operating revenues was attributable to services provided to Laclede.

CONSOLIDATED RESULTS OF OPERATIONS
     Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K.
     The following table sets forth our consolidated results of operations for the three months ended March 31, 2007 and 2008, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended March 31,
	2007	2008
	(in millions)
Revenues	$2,697	$2,952

Expenses:
Natural gas	2,150	2,393
Operation and maintenance	198	205
Depreciation and amortization	51	54
Taxes other than income taxes	48	58

Total Expenses	2,447	2,710

Operating Income	250	242
Interest and Other Finance Charges	(39)	(48)
Other Income, net	3	11

Income Before Income Taxes	214	205
Income Tax Expense	(83)	(79)

Net Income	$131	$126

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
     The following table presents operating income (in millions) for each of our business segments for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31,
	2007	2008
Natural Gas Distribution	$129	$121
Competitive Natural Gas Sales and Services	56	6
Interstate Pipelines	44	71
Field Services	22	45
Other Operations	(1)	(1)

Total Consolidated Operating Income	$250	$242

Natural Gas Distribution
     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.
     The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2007	2008
Revenues	$1,567	$1,700

Expenses:
Natural gas	1,212	1,333
Operation and maintenance	147	156
Depreciation and amortization	38	39
Taxes other than income taxes	41	51

Total expenses	1,438	1,579

Operating Income	$129	$121

Throughput (in Bcf):
Residential	86	84
Commercial and industrial	81	83

Total Throughput	167	167

Average number of customers:
Residential	2,946,203	2,975,591
Commercial and industrial	245,576	250,988

Total	3,191,779	3,226,579

Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Our Natural Gas Distribution business segment reported operating income of $121 million for the three months ended March 31, 2008 compared to operating income of $129 million for the three months ended March 31, 2007. Operating margin (revenues less cost of gas) increased $12 million primarily due to increases in gross receipts taxes ($9 million) and recovery of energy-efficiency costs ($3 million), both of which are offset by the related expenses. Other margin increases primarily from new rates ($5 million) and customer growth ($3 million), with the addition of nearly 36,000 customers, were entirely offset by the cost of a winter weather hedge and customer conservation ($11 million). Operation and maintenance expenses increased primarily due to the energy efficiency costs above and higher bad debt expense ($2 million) related to higher revenues.
Competitive Natural Gas Sales and Services
     For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

     The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2007	2008
Revenues	$1,064	$1,120

Expenses:
Natural gas	998	1,105
Operation and maintenance	9	8
Depreciation and amortization	—	1
Taxes other than income taxes	1	—

Total expenses	1,008	1,114

Operating Income	$56	$6

Throughput (in Bcf):
Wholesale — third parties	94	70
Wholesale — affiliates	3	2
Retail and Pipeline	58	66

Total Throughput	155	138

Average number of customers:
Wholesale	223	154
Retail and Pipeline	6,764	8,338

Total	6,987	8,492

Three months ended March 31, 2008 compared to three months ended March 31, 2007
     Our Competitive Natural Gas Sales and Services business segment reported operating income of $6 million for the three months ended March 31, 2008 compared to $56 million for the three months ended March 31, 2007. The decrease in operating income of $50 million was primarily due to higher operating margins (revenues less natural gas costs) in 2007 related to sales of gas from inventory that was written down to the lower of cost or market in prior periods of $28 million in the first quarter of 2007 compared to $4 million in the first quarter of 2008 for a net decrease of $24 million. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The unfavorable mark-to-market accounting for non-trading financial derivatives for the first quarter of 2008 of $22 million versus $8 million for the same period in 2007 accounted for a further net $14 million decrease. The additional decrease in operating income of $12 million in this quarter compared to the same quarter last year was primarily due to a reduction in margin as basis and summer/winter spreads narrowed.
Interstate Pipelines
     For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

     The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended March 31,
	2007	2008
Revenues	$90	$133

Expenses:
Natural gas	4	15
Operation and maintenance	27	30
Depreciation and amortization	10	12
Taxes other than income taxes	5	5

Total expenses	46	62

Operating Income	$44	$71

Throughput (in Bcf ):
Transportation	294	424
Three months ended March 31, 2008 compared to three months ended March 31, 2007
     The Interstate Pipeline business segment reported operating income of $71 million for the three months ended March 31, 2008 compared to $44 million for the same period of 2007. The increase in operating income of $27 million was primarily driven by the new Carthage to Perryville pipeline ($19 million), other transportation and ancillary services ($8 million), and lower other tax expense and refunds ($2 million). These favorable variances in operating income were partially offset by a 2007 gain on sale of excess gas associated with storage enhancement projects ($2 million).
Field Services
     For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “ — Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.
     The following table provides summary data of our Field Services business segment for the three months ended March 31, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended March 31,
	2007	2008
Revenues	$39	$58

Expenses:
Natural gas	(3)	(2)
Operation and maintenance	16	11
Depreciation and amortization	3	3
Taxes other than income taxes	1	1

Total expenses	17	13

Operating Income	$22	$45

Throughput (in Bcf ):
Gathering	93	98
Three months ended March 31, 2008 compared to three months ended March 31, 2007
     The Field Services business segment reported operating income of $45 million for the three months ended March 31, 2008 compared to $22 million for the same period of 2007. The increase in operating income of $23 million was primarily driven by a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets, both recognized in the first quarter of 2008. In addition to these one-time items, increased revenues from gas gathering and ancillary services and higher commodity prices were partially offset by increased operating expenses associated with new assets and general cost increases.
     In addition, this business segment recorded equity income of $2 million and $4 million in the three months ended March 31, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other — net under the Other Income (Expense) caption.
CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2007 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining nine months of 2008 are approximately $505 million of capital expenditures and investment in or advances to the Southeast Supply Header (SESH) pipeline project of approximately $185 million.
     We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
     Off-Balance Sheet Arrangements. Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.
     Prior to CenterPoint Energy’s distribution of its ownership in Reliant Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. Under the terms of the separation agreement between the companies, RRI agreed to extinguish all such guaranty obligations prior to separation, but at the time of separation in September 2002, RRI had been unable to extinguish all obligations. To secure us against obligations under the remaining guaranties, RRI agreed to provide cash or letters of credit for our benefit, and undertook to use commercially reasonable efforts to extinguish the remaining guaranties. In December 2007, we, CenterPoint Energy and RRI amended that agreement and we released the letters of credit we held as security. Under the revised agreement RRI agreed to provide cash or new letters of credit to secure us against exposure under the remaining guaranties as calculated under the new agreement if and to the extent changes in market conditions exposed us to a risk of loss on those guaranties.
     Our potential exposure under the guaranties relates to payment of demand charges related to transportation contracts. RRI continues to meet its obligations under the contracts, and, on the basis of current market conditions, we and CenterPoint Energy believe that additional security is not needed at this time. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, we would retain exposure to the counterparty under the guaranty.
     Credit and Receivables Facilities. As of March 31, 2008, we had the following facilities (in millions):

				Amount Utilized at
Date Executed	Company	Type of Facility	Size of Facility	March 31, 2008	Termination Date
June 29, 2007	CERC Corp.	Revolver	$950	$135 (1)	June 29, 2012
October 30, 2007	CERC	Receivables	375	200	October 28, 2008

(1)	Includes $100 million of borrowings under our credit facility and $35 million of outstanding commercial paper supported by our credit facility.
     Our $950 million credit facility’s first drawn cost is London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt to total capitalization covenant. Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the

\

facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating. Borrowings under this facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.
     Our $950 million credit facility backstops a $950 million commercial paper program under which we began issuing commercial paper in February 2008. As of March 31, 2008, there was $35 million of commercial paper outstanding. Our commercial paper is rated “P-3” by Moody’s Investor Services, Inc. (Moody’s), “A-2” by Standard and Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F2” by Fitch, Inc. (Fitch). As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.
     Securities Registered with the SEC. As of March 31, 2008, we had a shelf registration statement covering $400 million principal amount of senior debt securities.
     Temporary Investments. As of March 31, 2008, we had external temporary investments of approximately $4 million.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At March 31, 2008, we had $87 million of borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of April 15, 2008, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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
     CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2008, the amount posted as collateral amounted to approximately $20 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2008, unsecured credit limits extended to CES by counterparties aggregate $180 million; however, utilized credit capacity is significantly lower. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.
     In connection with the development of SESH’s 270-mile pipeline project, we have committed that we will advance funds to the joint venture or cause funds to be advanced for our 50% share of the cost to construct the pipeline. We also agreed to provide a letter of credit in an amount up to $400 million for our share of funds that have not been advanced in the event S&P reduces our bond rating below investment grade before we have advanced the required construction funds. However, we are relieved of these commitments (i) to the extent of 50% of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent we or our subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of March 31, 2008, our subsidiaries have advanced approximately $305 million to SESH, of which $159 million was in the form of an equity contribution and $146 million was in the form of a loan. Current indications are that total capital costs for the pipeline have increased by 15 to 20% over the previous estimate of approximately $1 billion.
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of March 31, 2008, CenterPoint Energy had six series of senior notes outstanding aggregating $1.3 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.
     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:
•	cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations to us or in connection with the contractual obligations to a third party pursuant to which we are a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2007 Form 10-K.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 10 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2007 Form 10-K.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.
Item 5. Other Information
     Our ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2008 was 5.19 and 4.84, respectively. We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
3.1.1	—	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	—	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.
By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 8, 2008

Index to Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

			Report or	SEC File or
Exhibit			Registration	Registration	Exhibit
Number	Description		Statement	Number	Reference
3.1.1	—	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	—	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”