Form 10-Q
period 2008-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2008-08-13
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _____________.

______________________________

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
____________________________

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

As of July 31, 2008, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

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

•	actions by rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of Reliant Energy, Inc. and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenues	$1,566	$2,157	$4,263	$5,109

Expenses:
Natural gas	1,208	1,750	3,358	4,143
Operation and maintenance	188	184	386	389
Depreciation and amortization	52	55	103	109
Taxes other than income taxes	35	38	83	96
Total	1,483	2,027	3,930	4,737

Operating Income	83	130	333	372

Other Income (Expense): Interest and other finance charges	(45)	(49)	(84)	(97)
Other, net	4	16	7	27
Total	(41)	(33)	(77)	(70)

Income Before Income Taxes	42	97	256	302
Income tax expense	(12)	(37)	(95)	(116)
Net Income	$30	$60	$161	$186

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2007	June 30, 2008
Current Assets:
Cash and cash equivalents	$1	$30
Accounts and notes receivable, net	732	780
Accrued unbilled revenue	456	156
Accounts and notes receivable – affiliated companies	82	16
Materials and supplies	35	43
Natural gas inventory	395	321
Non-trading derivative assets	38	102
Deferred tax asset	40	6
Prepaid expenses and other current assets	235	255
Total current assets	2,014	1,709

Property, Plant and Equipment:
Property, plant and equipment	5,837	6,034
Less accumulated depreciation and amortization	806	877
Property, plant and equipment, net	5,031	5,157

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	11	96
Notes receivable from unconsolidated affiliates	148	244
Other	234	403
Total other assets	2,089	2,439

Total Assets	$9,134	$9,305

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2007	June 30, 2008
Current Liabilities:
Short-term borrowings	$232	$200
Current portion of long-term debt	307	7
Accounts payable	661	671
Accounts and notes payable — affiliated companies	144	62
Taxes accrued	118	95
Interest accrued	59	51
Customer deposits	59	57
Non-trading derivative liabilities	60	30
Other	186	388
Total current liabilities	1,826	1,561

Other Liabilities:
Accumulated deferred income taxes, net	778	763
Non-trading derivative liabilities	14	9
Benefit obligations	116	113
Regulatory liabilities	474	494
Other	167	243
Total other liabilities	1,549	1,622

Long-term Debt	2,645	2,826

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,406	2,406
Retained earnings	692	878
Accumulated other comprehensive income	16	12
Total stockholder’s equity	3,114	3,296

Total Liabilities and Stockholder’s Equity	$9,134	$9,305

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$161	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	109
Amortization of deferred financing costs	4	4
Deferred income taxes	23	14
Write-down of natural gas inventory	6	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	446	252
Accounts receivable/payable, affiliates	12	51
Inventory	8	66
Accounts payable	(277)	20
Fuel cost over recovery	(39)	3
Interest and taxes accrued	(33)	(31)
Non-trading derivatives, net	12	27
Margin deposits, net	80	95
Other current assets	(112)	(63)
Other current liabilities	(43)	94
Other assets	(12)	(20)
Other liabilities	(65)	(73)
Other, net	(1)	(26)
Net cash provided by operating activities	273	708

Cash Flows from Investing Activities:
Capital expenditures	(419)	(222)
Increase in notes receivable from affiliates, net	—	(96)
Investment in unconsolidated affiliates	(34)	(162)
Other, net	(13)	19
Net cash used in investing activities	(466)	(461)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	38	(32)
Long-term revolving credit facility, net	—	(150)
Proceeds from commercial paper, net	—	40
Proceeds from long-term debt	150	300
Payments of long-term debt	(7)	(307)
Increase (decrease) in notes payable to affiliates	11	(67)
Debt issuance costs	(2)	(2)
Other, net	2	—
Net cash provided by (used in) financing activities	192	(218)

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	29
Cash and Cash Equivalents at Beginning of Period	5	1
Cash and Cash Equivalents at End of Period	$4	$30

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$85	$104
Income taxes	167	109

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)           Background and Basis of Presentation

General.  Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2007 (CERC Corp. Form 10-K).

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

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations or cash flows.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category are financial derivatives.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Balance
	for Identical Assets	Inputs	Inputs	Netting	as of
	(Level 1)	(Level 2)	(Level 3)	Adjustments (1)	June 30, 2008
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments	11	—	—	—	11
Derivative assets	62	266	14	(144)	198
Total assets	$74	$266	$14	$(144)	$210
Liabilities
Derivative liabilities	$70	$42	$8	$(81)	$39
Total liabilities	$70	$42	$8	$(81)	$39

(1)  Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning balance as of April 1, 2008	$2
Total gains or losses (realized and unrealized):
Included in earnings	3
Purchases, sales, other settlements, net	1
Ending balance as of June 30, 2008	$6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning balance as of January 1, 2008	$(3)
Total gains or losses (realized and unrealized):
Included in earnings	9
Ending balance as of June 30, 2008	$6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The Company plans to adopt SFAS No. 162 when it becomes effective. The adoption of SFAS No. 162 will not have an impact on the Company’s consolidated financial position or results of operations.

(3)           Employee Benefit Plans

The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions)
Interest cost	$2	$2	$4	$4
Amortization of prior service cost	1	1	1	1
Net periodic cost	$3	$3	$5	$5

The Company expects to contribute approximately $14 million to CenterPoint Energy’s postretirement benefits plan in 2008, of which $4 million and $7 million, respectively, was contributed during the three and six months ended June 30, 2008.

(4)           Regulatory Matters

Texas. In March 2008, the Company’s natural gas distribution business (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, nine of those cities are represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities are represented by the Gulf Coast Coalition of Cities (GCCC). The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The hearing on this issue is scheduled to begin in August 2008, with a final decision due no later than October 2008. In July 2008, Gas Operations reached a settlement agreement with the GCCC. The settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations an additional $3.4 million in annual revenue and provides for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. By virtue of an agreement with the Texas Coast cities that have already implemented Gas Operations’ rate request, the settled rates will apply to all cities in the Texas Coast service territory except the nine TCUC cities and the environs whose rates will be established by the Railroad Commission. However, if the Railroad Commission approves lower rates than the settled rates, rates in the entire Texas Coast service territory would be conformed to the lower rates.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision. No prediction can be made as to the ultimate outcome of this matter.

(5)           Derivative Instruments

The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows.

 (a) Non-Trading Activities

  Cash Flow Hedges. The Company has entered into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During each of the three and six months ended June 30, 2007 and 2008, hedge ineffectiveness resulted in a gain or loss of less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive income is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the

Statements of Consolidated Cash Flows in the same category as the item being hedged. As of June 30, 2008, the Company expects $2 million in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.

The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is less than one year. The Company’s policy is not to exceed ten years in hedging its exposure.

Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2007, the Company recorded increased natural gas expense from unrealized net losses of $6 million. During the three months ended June 30, 2008, the Company recorded increased revenues from unrealized net gains of $6 million and increased natural gas expense from unrealized net losses of $16 million, a net unrealized loss of $10 million. During the six months ended June 30, 2007, the Company recorded increased natural gas expense from unrealized net losses of $14 million. During the six months ended June 30, 2008, the Company recorded decreased revenues from unrealized net losses of $15 million and increased natural gas expense from unrealized net losses of $17 million, a net unrealized loss of $32 million.

Weather Derivatives. The Company has weather normalization or other rate mechanisms that mitigate the impact of weather in Arkansas, Louisiana and Oklahoma. The remaining Gas Operations jurisdictions, Minnesota, Mississippi and Texas, do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007/2008 winter heating season. The swaps were based on ten-year normal weather and provided for a maximum payment by either party of $18 million. During the three and six months ended June 30, 2008, the Company recognized losses of $2 million and $13 million, respectively, related to these swaps. This was offset in part by increased revenues due to colder than normal weather. These weather derivative losses are included in revenues in the Condensed Statements of Consolidated Income.

In July 2008, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2008/2009 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $11 million.

(6)           Goodwill

Goodwill by reportable business segment as of both December 31, 2007 and June 30, 2008 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(7)           Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions)
Net income	$30	$60	$161	$186
Other comprehensive income (loss):
SFAS No. 158 adjustment (net of tax of $-0-)	—	—	1	—
Net deferred gain from cash flow hedges (net of tax of $3 and $3)	5	—	5	—
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $17 and $2)	—	—	(27)	(4)
Other comprehensive income (loss)	5	—	(21)	(4)
Comprehensive income	$35	$60	$140	$182

The following table summarizes the components of accumulated other comprehensive income:

	December 31, 2007	June 30, 2008
	(in millions)
SFAS No. 158 adjustment	$11	$11
Net deferred gain from cash flow hedges	5	1
Total accumulated other comprehensive income	$16	$12

(8)           Related Party Transactions

The Company participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of December 31, 2007 and June 30, 2008, the Company had borrowings from the money pool of $67 million and $-0- million, respectively.

For each of the three month periods ended June 30, 2007 and 2008, the Company had net interest expense related to affiliate borrowings of less than $1 million. For each of the six month periods ended June 30, 2007 and 2008, the Company had net interest expense related to affiliate borrowings of approximately $1 million.

CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $25 million and $35 million for the three months ended June 30, 2007 and 2008, respectively, and $65 million and $70 million for the six months ended June 30, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.

(9)           Short-term Borrowings and Long-term Debt

(a)  Short-term Borrowings

    In October 2007, the Company amended its receivables facility and extended the termination date to October 28, 2008. The facility size ranges from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility was designed to track the seasonal pattern of receivables in the Company’s natural gas businesses. At June 30, 2008, the facility size was $200 million. As of

December 31, 2007 and June 30, 2008, $232 million and $200 million, respectively, was advanced for the purchase of receivables under the Company’s receivables facility.

(b)  Long-term Debt

In May 2008, the Company issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.00%. The proceeds from the sale of the senior notes were used for general corporate purposes, including capital expenditures, working capital and loans to or investments in affiliates. Pending application of the net proceeds from this offering for these purposes, the Company repaid approximately $30 million of borrowings under its senior unsecured revolving credit facility, which terminates in 2012, and used the remainder of the net proceeds from the offering to repay borrowings from its affiliates.

Revolving Credit Facility.  As of December 31, 2007 and June 30, 2008, the Company had borrowings of $150 million and $-0-, respectively, and $-0- and $40 million of commercial paper outstanding, respectively, under its $950 million credit facility. The Company was in compliance with all debt covenants as of June 30, 2008.

(10)           Commitments and Contingencies

(a)  Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2008, minimum payment obligations for natural gas supply commitments are approximately $513 million for the remaining six months in 2008, $594 million in 2009, $319 million in 2010, $305 million in 2011, $294 million in 2012 and $1.3 billion after 2012.

(b)  Legal, Environmental and Other Regulatory Matters

Legal Matters

RRI Indemnified Litigation

CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their present or former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI), CenterPoint Energy and its subsidiaries, including the Company,  are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Gas Market Manipulation Cases.” Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits. Although the ultimate outcome of these matters cannot be predicted at this time, CenterPoint Energy has not considered it necessary to establish reserves related to this litigation.

        Gas Market Manipulation Cases. A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages, punitive damages, injunctive relief, interest due, civil penalties and fines, costs of suit and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that CenterPoint Energy was not a successor to the liabilities of a subsidiary of RRI, and CenterPoint Energy was dismissed from these suits in April 2008. In the

Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings.  In July and August 2008, the plaintiffs in nine of the federal court cases agreed to dismiss CenterPoint Energy from those cases. CenterPoint Energy remains a defendant in one suit pending in Nevada state court in Clark County. CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of the Company, operating in our Competitive Natural Gas Sales and Services business segment, is a defendant in another suit consolidated under multidistrict litigation rules in federal district court in Nevada.  CenterPoint Energy and the Company believe that none of the CenterPoint Energy entities is a proper defendant in the remaining cases and will continue to seek dismissal from those cases.

Other Legal Matters

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

In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by the Company to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish lawsuits have been stayed pending the resolution of the petitions filed with the LPSC. In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation. In the LPSC proceeding, the Company’s gas purchases were reviewed back to 1971. The review concluded that the Company’s gas costs were “reasonable and prudent,” but the Company agreed to credit to jurisdictional customers approximately $920,000, including interest, related to certain off-system sales. The refund will be completed in the fourth quarter of 2008. A similar review by the LPSC related to the Caddo Parish litigation was resolved without additional payment by the Company. The range of relief sought by the plaintiffs in these cases includes injunctive and declaratory relief, restitution for the alleged overcharges, exemplary damages or trebling of actual damages, civil penalties and attorney’s fees. The Company, CenterPoint Energy and their affiliates deny that they have overcharged any of their customers for natural gas and believe that the amounts recovered for purchased gas have been shown in the reviews described above to be in accordance with what is permitted by state and municipal regulatory authorities. The Company does not expect the outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.

Storage Facility Litigation. In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerns “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by an entity of the Company that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since the suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the Federal Energy Regulatory Commission and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. The summary judgment ruling was only on the issue of liability, though the court did rule that CEGT has the burden of proving that any gas in the Wapanucka formation is gas that has been injected and is not native gas. Further hearings and orders of the court are required to specify the appropriate relief for the plaintiffs. CEGT plans to appeal through the Oklahoma court system any judgment that imposes liability on CEGT in this matter. The Company does not expect the outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Manufactured Gas Plant Sites.  The Company and its predecessors operated manufactured gas plants (MGP) in the past. In Minnesota, the Company has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in the Company’s Minnesota service territory. The Company believes that it has no liability with respect to two of these sites.

At June 30, 2008, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2008, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

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

During the three months and six months ended June 30, 2007, the effective tax rate was 29% and 37%, respectively. During each of the three months and six months ended June 30, 2008, the effective tax rate was 39%. The most significant item affecting the comparability of the effective tax rate for the three months ended June 30, 2007 is a favorable state audit settlement.

The following table summarizes the Company’s uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2007 and June 30, 2008 (in millions):

	December 31, 2007	June 30, 2008
Receivable for uncertain tax positions	$(11)	$(12)
Portion of receivable for uncertain tax positions that, if recognized, would reduce the effective income tax rate	1	1
Interest accrued on uncertain tax positions	(3)	(4)

(12)	Reportable Business Segments

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2007
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$573	$3	$8
Competitive Natural Gas Sales and Services	874	7	(4)
Interstate Pipelines	88	33	52
Field Services	30	12	27
Other Operations	1	—	—
Eliminations	—	(55)	—
Consolidated	$1,566	$—	$83

	For the Three Months Ended June 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$724	$2	$4
Competitive Natural Gas Sales and Services	1,234	9	(5)
Interstate Pipelines	150	42	101 (1)
Field Services	50	12	32
Other Operations	(1)	—	(2)
Eliminations	—	(65)	—
Consolidated	$2,157	$—	$130

	For the Six Months Ended June 30, 2007
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2007
Natural Gas Distribution	$2,137	$6	$137	$4,332
Competitive Natural Gas Sales and Services	1,921	24	52	1,221
Interstate Pipelines	147	64	96	3,007
Field Services	58	23	49	669
Other Operations	—	—	(1)	670
Eliminations	—	(117)	—	(765)
Consolidated	$4,263	$—	$333	$9,134

	For the Six Months Ended June 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)		Total Assets as of June 30, 2008
Natural Gas Distribution	$2,421	$5	$125		$4,213
Competitive Natural Gas Sales and Services	2,343	20	1		1,498
Interstate Pipelines	241	84	172	(1)	3,464
Field Services	104	16	77	(2)	759
Other Operations	—	—	(3)		464
Eliminations	—	(125)	—		(1,093)
Consolidated	$5,109	$—	$372		$9,305

(1)	Included in operating income of Interstate Pipelines for the three and six months ended June 30, 2008 is an $18 million gain on the sale of two storage development projects.

(2)
Included in operating income of Field Services for the six months ended June 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2007 and the three and six months ended June 30, 2008. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of our 2007 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Financing Transactions

In May 2008, we issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.00%. The proceeds from the sale of the senior notes were used for general corporate purposes, including capital expenditures, working capital and loans to or investments in affiliates. Pending application of the net proceeds from this offering for these purposes, we repaid approximately $30 million of borrowings under our senior unsecured revolving credit facility, which terminates in 2012, and used the remainder of the net proceeds from the offering to repay borrowings from our affiliates.

Interstate Pipeline Expansion

In May 2007, CenterPoint Energy Gas Transmission (CEGT), our wholly owned subsidiary, received Federal Energy Regulatory Commission (FERC) approval for the third phase of its Carthage to Perryville pipeline project, a 172-mile, 42-inch diameter pipeline and related compression facilities for the transportation of gas from Carthage, Texas to CEGT’s Perryville hub in northeast Louisiana, to expand capacity of the pipeline to 1.5 billion cubic feet (Bcf) per day by adding additional compression and operating at higher pressures. In July 2007, CEGT received approval from the Pipeline and Hazardous Materials Administration (PHMSA) to increase the maximum allowable operating pressure. The PHMSA’s approval contained certain conditions and requirements. In March 2008, CEGT met these conditions and gave notice to PHMSA that it would be increasing the pressure in 30 days. In April 2008, CEGT raised the maximum allowable pressure and concurrently placed the phase three expansion in service. The Carthage to Perryville pipeline can now operate at up to 1.5 Bcf per day.

Effective April 1, 2008, Mississippi River Transmission Corp., our wholly owned subsidiary, signed a 5-year extension of its firm transportation and storage contracts with Laclede Gas Company (Laclede).  In 2007, approximately 10% of Interstate Pipelines’ operating revenues was attributable to services provided to Laclede.

Southeast Supply Header.  Construction continues on the Southeast Supply Header (SESH) pipeline project which began in November 2007. SESH expects to complete construction of the pipeline in the second half of 2008. We have experienced increased costs and now expect SESH’s net costs after Southern Natural Gas’ contribution to be approximately $1.2 billion, our share of which we expect to be approximately $600 million.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2007 and 2008, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions)
Revenues	$1,566	$2,157	$4,263	$5,109
Expenses:
Natural gas	1,208	1,750	3,358	4,143
Operation and maintenance	188	184	386	389
Depreciation and amortization	52	55	103	109
Taxes other than income taxes	35	38	83	96
Total Expenses	1,483	2,027	3,930	4,737
Operating Income	83	130	333	372
Interest and Other Finance Charges	(45)	(49)	(84)	(97)
Other Income, net	4	16	7	27
Income Before Income Taxes	42	97	256	302
Income Tax Expense	(12)	(37)	(95)	(116)
Net Income	$30	$60	$161	$186

Income Tax Expense

During the three months and six months ended June 30, 2007, the effective tax rate was 29% and 37%, respectively. During each of the three months and six months ended June 30, 2008, the effective tax rate was 39%. The most significant item affecting the comparability of the effective tax rate for the three months ended June 30, 2007 is a favorable state audit settlement.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2007 and 2008 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Natural Gas Distribution	$8	$4	$137	$125
Competitive Natural Gas Sales and Services	(4)	(5)	52	1
Interstate Pipelines	52	101	96	172
Field Services	27	32	49	77
Other Operations	—	(2)	(1)	(3)
Total Consolidated Operating Income	$83	$130	$333	$372

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$576	$726	$2,143	$2,426
Expenses:
Natural gas	366	512	1,578	1,845
Operation and maintenance	135	141	282	297
Depreciation and amortization	38	39	76	78
Taxes other than income taxes	29	30	70	81
Total expenses	568	722	2,006	2,301
Operating Income	$8	$4	$137	$125

Throughput (in Bcf):
Residential	20	20	106	104
Commercial and industrial	44	47	126	130
Total Throughput	64	67	232	234

Average number of customers:
Residential	2,925,120	2,956,291	2,935,661	2,965,941
Commercial and industrial	247,550	249,776	246,564	250,382
Total	3,172,670	3,206,067	3,182,225	3,216,323

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Our Natural Gas Distribution business segment reported operating income of $4 million for the three months ended June 30, 2008 compared to operating income of $8 million for the three months ended June 30, 2007. Operating margin (revenues less the cost of gas) increased $4 million primarily as a result of rate increases ($3 million), customer growth ($1 million) from the addition of nearly 34,000 customers since June 30, 2007, and recovery of higher gross receipts taxes ($2 million), which are offset in other tax expense, partially offset by weather and the cost of the weather hedge ($2 million). Operation and maintenance expenses increased $6 million primarily as a result of increased bad debt and collection efforts ($4 million) and higher customer-related costs and support services ($7 million), partially offset by lower employee-related costs ($4 million).

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Our Natural Gas Distribution business segment reported operating income of $125 million for the six months ended June 30, 2008 compared to operating income of $137 million for the six months ended June 30, 2007. Operating margin improved $16 million primarily as a result of rate increases ($8 million), growth from the addition of nearly 34,000 customers since June 30, 2007 ($3 million), recovery of higher gross receipts taxes ($10 million) and energy-efficiency costs ($4 million), both of which are offset by the related expenses. These margin increases were partially offset by lower use per customer and the cost of the weather hedge ($16 million). Operation and maintenance expenses increased $15 million primarily as a result of increased bad debt and collection efforts ($6 million), higher customer-related costs and support services ($7 million) and increased costs of materials and supplies ($2 million), partially offset by lower employee-related costs ($6 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$881	$1,243	$1,945	$2,363
Expenses:
Natural gas	877	1,237	1,875	2,342
Operation and maintenance	7	10	16	18
Depreciation and amortization	1	—	1	1
Taxes other than income taxes	—	1	1	1
Total expenses	885	1,248	1,893	2,362
Operating Income (Loss)	$(4)	$(5)	$52	$1

Throughput (in Bcf)	120	129	275	267

Average number of customers	7,077	9,186	7,032	8,840

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $5 million for the three months ended June 30, 2008 compared to an operating loss of $4 million for the three months ended June 30, 2007. The decrease in operating income of $1 million in the second quarter of 2008 was primarily due to an increase in operating expenses, excluding natural gas, of $3 million compared to the same period last year. The second quarter of 2008 included charges of $10 million resulting from mark-to-market accounting for derivatives used to lock in economic margins of certain forward natural gas sales compared to mark-to-market charges of $6 million for the same period of 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported operating income of $1 million for the six months ended June 30, 2008 compared to $52 million for the six months ended June 30, 2007. The decrease in operating income of $51 million was due in part to higher operating margins (revenues less natural gas costs) in 2007 related to sales of gas from inventory that was written down to the lower of cost or market in 2006 of $18 million. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The unfavorable mark-to-market accounting for non-trading financial derivatives for the first six months of 2008 of $32 million versus $14 million for the same period in 2007 accounted for a further net $18 million decrease in operating margins. The additional decrease in operating income of $15 million for the first six months ended June 30, 2008 compared to the same period last year was primarily due to a reduction in margin as basis and summer/winter spreads narrowed.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$121	$192	$211	$325
Expenses:
Natural gas	24	58	28	73
Operation and maintenance	29	16	56	46
Depreciation and amortization	11	11	21	23
Taxes other than income taxes	5	6	10	11
Total expenses	69	91	115	153
Operating Income	$52	$101	$96	$172

Transportation throughput (in Bcf)	274	361	568	785

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Our Interstate Pipeline business segment reported operating income of $101 million for the three months ended June 30, 2008 compared to $52 million for the three months ended June 30, 2007. The increase in operating income was primarily from the Carthage to Perryville pipeline that went into service in May 2007 ($12 million), increased transportation and ancillary services ($22 million) and a gain on the sale of two storage development projects ($18 million), partially offset by increased operating expenses ($4 million).

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Our Interstate Pipeline business segment reported operating income of $172 million for the six months ended June 30, 2008 compared to $96 million for the six months ended June 30, 2007. The increase in operating income was primarily due to operating the Carthage to Perryville pipeline Phase I and II for six months and Phase III for three months ($31 million), increased transportation and ancillary services ($32 million) and a gain on the sale of two storage development projects ($18 million), partially offset by an increase in operating expenses ($5 million).

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues	$42	$62	$81	$120
Expenses:
Natural gas	(4)	8	(7)	6
Operation and maintenance	16	18	32	29
Depreciation and amortization	3	3	6	6
Taxes other than income taxes	—	1	1	2
Total expenses	15	30	32	43
Operating Income	$27	$32	$49	$77

Gathering throughput (in Bcf)	100	104	193	202

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Our Field Services business segment reported operating income of $32 million for the three months ended June 30, 2008 compared to $27 million for the three months ended June 30, 2007. The increase in operating income of $5 million was primarily driven by increased revenues from gas gathering and ancillary services and higher commodity prices, partially offset by increased operating expenses associated with new assets and general cost increases.

In addition, this business segment recorded equity income of $2 million and $4 million in the three months ended June 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other – net under the Other Income (Expense) caption.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Our Field Services business segment reported operating income of $77 million for the six months ended June 30, 2008 compared to $49 million for the six months ended June 30, 2007. The increase in operating income of $28 million was primarily driven by a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets, both recognized in the first quarter of 2008. In addition to these one-time items, increased revenues from gas gathering and ancillary services and higher commodity prices were partially offset by increased operating expenses associated with new assets and general cost increases.

In addition, this business segment recorded equity income of $4 million and $8 million in the six months ended June 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other – net under the Other Income (Expense) caption.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining six months of 2008 are approximately $505 million of capital expenditures and an investment in or advances to SESH of approximately $155 million.

We expect that borrowings under our credit facility, the proceeds from the May 2008 issuance of $300 million of our senior notes (discussed below) and anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.

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

Credit and Receivables Facilities.  As of July 31, 2008, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at July 31, 2008		Termination Date
June 29, 2007	CERC Corp.	Revolver	$950	$172	(1)	June 29, 2012
October 30, 2007	CERC	Receivables	200	180		October 28, 2008
   ________

(1)	Includes $150 million of borrowings under our credit facility and $22 million of outstanding commercial paper supported by our credit facility.

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

Our $950 million credit facility backstops a $950 million commercial paper program under which we began issuing commercial paper in February 2008. As of June 30, 2008, there was $40 million of commercial paper outstanding. Our commercial paper is rated “P-3” by Moody’s Investor Services, Inc. (Moody’s), “A-2” by Standard and Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and “F2” by Fitch, Inc. (Fitch). As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

Securities Registered with the SEC. As of June 30, 2008, we had a shelf registration statement covering $100 million principal amount of senior debt securities.

Temporary Investments.  As of June 30, 2008, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At July 31, 2008, we had no borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2008, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Baa3	Stable	BBB	Stable	BBB	Stable
__________

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

A decline in credit ratings could increase borrowing costs under our $950 million revolving credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2008, the amount posted as collateral amounted to approximately $32 million. Should the credit ratings of CERC Corp. (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2008, unsecured credit limits extended to CES by counterparties aggregate $175 million; however, utilized credit capacity is significantly lower. In addition, we purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

In connection with the development of SESH’s 270-mile pipeline project, we have committed that we will advance funds to the joint venture or cause funds to be advanced for our 50% share of the cost to construct the pipeline. We also agreed to provide a letter of credit in an amount up to $400 million for our share of funds that have not been advanced in the event S&P reduces our bond rating below investment grade before we have advanced the required construction funds. However, we are relieved of these commitments (i) to the extent of 50% of any borrowing agreements that the joint venture has obtained and maintains for funding the construction of the pipeline and (ii) to the extent we or our subsidiary participating in the joint venture obtains committed borrowing agreements pursuant to which funds may be borrowed and used for the construction of the pipeline. A similar commitment has been provided by the other party to the joint venture. As of June 30, 2008, our subsidiaries have advanced approximately $457 million to SESH, of which $219 million was in the form of an equity contribution and $238 million was in the form of a loan.

    Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of June 30, 2008, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

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

•
the ability of RRI and its subsidiaries to satisfy their obligations to us and our subsidiaries, including indemity obligations, or in connection with the contractual obligations to a third party pursuant to which we are a guarantor;

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

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.                      OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2007 and 2008 was 3.44 and 3.82, respectively. We do not believe that the ratios for these six-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.                      EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	– Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	– Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	– Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	– Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	– Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	– $950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

4.2	– Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1

4.3	– Supplemental Indenture No. 13 to Exhibit 4.8, dated as of May 15, 2007, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9

+12	– Computation of Ratios of Earnings to Fixed Charges

+31.1	– Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	– Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	– Section 1350 Certification of David M. McClanahan

+32.2	– Section 1350 Certification of Gary L. Whitlock

+99.1	– Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 13, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	– Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	– Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	– Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	– Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)

3.2	– Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	– $950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1

4.2	– Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1

4.3	– Supplemental Indenture No. 13 to Exhibit 4.8, dated as of May 15, 2007, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended June 30, 2008	1-31447	4.9

+12	– Computation of Ratios of Earnings to Fixed Charges

+31.1	– Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	– Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	– Section 1350 Certification of David M. McClanahan

+32.2	– Section 1350 Certification of Gary L. Whitlock

+99.1	– Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”