Form 10-Q
period 2008-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2008-11-10
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

•	timely and appropriate rate actions and increases, allowing recovery of costs, including those associated with Hurricane Ike, and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas;

•	the timing and extent of changes in the supply of natural gas;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenues	$1,351	$1,960	$5,614	$7,069

Expenses:
Natural gas	990	1,532	4,348	5,675
Operation and maintenance	191	212	577	601
Depreciation and amortization	56	54	159	163
Taxes other than income taxes	23	33	106	129
Total	1,260	1,831	5,190	6,568

Operating Income	91	129	424	501

Other Income (Expense): Interest and other finance charges	(51)	(51)	(135)	(148)
Other, net	7	26	14	53
Total	(44)	(25)	(121)	(95)

Income Before Income Taxes	47	104	303	406
Income tax expense	(19)	(37)	(114)	(153)
Net Income	$28	$67	$189	$253

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2007	September 30, 2008
Current Assets:
Cash and cash equivalents	$1	$1
Accounts and notes receivable, net	732	587
Accrued unbilled revenue	456	132
Accounts and notes receivable – affiliated companies	82	19
Materials and supplies	35	49
Natural gas inventory	395	598
Non-trading derivative assets	38	75
Taxes receivable	—	26
Deferred tax asset	40	10
Prepaid expenses and other current assets	235	289
Total current assets	2,014	1,786

Property, Plant and Equipment:
Property, plant and equipment	5,837	6,166
Less accumulated depreciation and amortization	806	917
Property, plant and equipment, net	5,031	5,249

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	11	9
Notes receivable from unconsolidated affiliates	148	323
Other	234	508
Total other assets	2,089	2,536

Total Assets	$9,134	$9,571

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2007	September 30, 2008
Current Liabilities:
Short-term borrowings	$232	$150
Current portion of long-term debt	307	6
Accounts payable	661	546
Accounts and notes payable — affiliated companies	144	54
Taxes accrued	118	84
Interest accrued	59	70
Customer deposits	59	57
Non-trading derivative liabilities	60	49
Other	186	192
Total current liabilities	1,826	1,208

Other Liabilities:
Accumulated deferred income taxes, net	778	817
Non-trading derivative liabilities	14	20
Benefit obligations	116	113
Regulatory liabilities	474	498
Other	167	122
Total other liabilities	1,549	1,570

Long-term Debt	2,645	3,532

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,406	2,406
Retained earnings	692	845
Accumulated other comprehensive income	16	10
Total stockholder’s equity	3,114	3,261

Total Liabilities and Stockholder’s Equity	$9,134	$9,571

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$189	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	163
Amortization of deferred financing costs	6	7
Deferred income taxes	60	62
Write-down of natural gas inventory	11	24
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	609	469
Accounts receivable/payable, affiliates	16	40
Inventory	(159)	(241)
Taxes receivable	(47)	(26)
Accounts payable	(446)	(118)
Fuel cost recovery	(90)	(11)
Interest and taxes accrued	(28)	(23)
Non-trading derivatives, net	14	(22)
Margin deposits, net	49	(96)
Other current assets	(31)	20
Other current liabilities	(30)	(16)
Other assets	(27)	(46)
Other liabilities	(56)	(37)
Other, net	—	(33)
Net cash provided by operating activities	199	369

Cash Flows from Investing Activities:
Capital expenditures	(519)	(358)
Increase in notes receivable from affiliates, net	(51)	(175)
Investment in unconsolidated affiliates	(40)	(207)
Other, net	(10)	34
Net cash used in investing activities	(620)	(706)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(37)	(82)
Long-term revolving credit facility, net	360	595
Proceeds from long-term debt	150	300
Payments of long-term debt	(7)	(307)
Decrease in notes payable to affiliates	(47)	(67)
Debt issuance costs	(2)	(2)
Dividend to parent	—	(100)
Other, net	2	—
Net cash provided by financing activities	419	337

Net Decrease in Cash and Cash Equivalents	(2)	—
Cash and Cash Equivalents at Beginning of Period	5	1
Cash and Cash Equivalents at End of Period	$3	$1

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$123	$137
Income taxes	129	148
Non-cash transactions:
Accounts payable related to capital expenditures	53	54

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

In April 2007, the Financial Accounting Standards Board (FASB) issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), which permits companies that enter into master netting arrangements to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The Company adopted FIN 39-1 effective January 1, 2008 and began netting the cash collateral receivables and payables and also its derivative assets and liabilities with the same counterparty subject to master netting agreements.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009, as permitted.  Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2008
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments	11	—	—	—	11
Derivative assets	24	111	38	(89)	84
Total assets	$37	$111	$38	$(89)	$97
Liabilities
Derivative liabilities	$31	$124	$97	$(183)	$69
Total liabilities	$31	$124	$97	$(183)	$69

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning asset (liability) balance as of July 1, 2008	$6
Total gains or (losses) (realized and unrealized):
Included in deferred fuel cost recovery	(59)
Included in earnings	(2)
Purchases, sales, other settlements, net	(4)
Ending asset (liability) balance as of September 30, 2008	$(59)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative assets and liabilities, net
(in millions)
Beginning asset (liability) balance as of July 1, 2008	$(3)
Total gains or (losses) (realized and unrealized):
Included in deferred fuel cost recovery	(59)
Included in earnings	7
Purchases, sales, other settlements, net	(4)
Ending asset (liability) balance as of September 30, 2008	$(59)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and requires enhanced disclosures of derivative instruments and hedging activities, such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.

(3)	Employee Benefit Plans

The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	1	2	5	6
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	1	2	2
Net periodic cost	$2	$2	$7	$7

The Company expects to contribute approximately $14 million to CenterPoint Energy’s postretirement benefits plan in 2008, of which $4 million and $11 million, respectively, was contributed during the three and nine months ended September 30, 2008.

(4)	Regulatory Matters

(a) Hurricane Ike

The Company’s natural gas distribution business (Gas Operations) suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike, which struck the upper Texas coast in September 2008. As of September 30, 2008, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

(b) Rate Proceedings

Texas. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law.  Nine other cities are represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities are represented by the Gulf Coast Coalition of Cities (GCCC). The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million.  In July 2008, Gas Operations reached a settlement agreement with the GCCC. That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues.  Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. The impact of the Railroad Commission’s order on the settled rates is still under review and how rates will be conformed among all cities in the Texas Coast service territory is unknown at this time.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  However, a decision from the court is not expected until the first half of 2009.  No prediction can be made as to the ultimate outcome of this matter.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service.  If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, the cost of improved customer service and inflationary increases in other expenses.  It also would allow recovery of increased costs related to conservation improvement programs, adjust rates to reflect the impact of decreased use per customer and provide a return for the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  Interim rates are expected to be effective January 2009 but will be subject to refund.  The MPUC is allowed ten months to issue a final decision; however, an extension of time can occur in certain circumstances.

(5)	Derivative Instruments

The Company is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. The Company utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows.

(a) Non-Trading Activities

Cash Flow Hedges. The Company has entered into certain derivative instruments that qualify as cash flow hedges under SFAS No. 133. The objective of these derivative instruments is to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting the Company’s wholesale and retail customer obligations. During each of the three and nine months ended September 30, 2007 and 2008, hedge ineffectiveness was less than $1 million from derivatives that qualify for and are designated as cash flow hedges. No component of the derivative instruments’ gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction being hedged will not occur, the Company realizes in net income the deferred gains and losses previously recognized in accumulated other comprehensive loss. When an anticipated transaction being hedged affects earnings, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified and included in the Statements of Consolidated Income under the “Expenses” caption “Natural gas.” Cash flows resulting from these transactions in non-trading energy derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of September 30, 2008, the Company expects less than $1 million in accumulated other comprehensive income to be reclassified as a decrease in natural gas expense during the next twelve months.

The length of time the Company is hedging its exposure to the variability in future cash flows using derivative instruments that have been designated and have qualified as cash flow hedging instruments is less than one year. The Company’s policy is not to exceed ten years in hedging its exposure.

Other Derivative Instruments. The Company enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. The Company utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended September 30, 2007, the Company decreased natural gas expense from unrealized net gains of $2 million. During the nine months ended September 30, 2007, the Company increased natural gas expense from unrealized net losses of $12 million. During the three months ended September 30, 2008, the Company increased revenues from unrealized net gains of $80 million and increased natural gas expense from unrealized net losses of $34 million, a net unrealized gain of $46 million. During the nine months ended September 30, 2008, the Company increased revenues from unrealized net gains of $51 million and increased natural gas expense from unrealized net losses of $37 million, a net unrealized gain of $14 million.

Weather Derivatives. The Company has weather normalization or other rate mechanisms that mitigate the impact of weather in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions, Minnesota, Mississippi and most of Texas, do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007/2008 winter heating season. The swaps were based on ten-year normal weather and provided for a maximum payment by either party of $18 million. During the three and nine months ended September 30, 2008, the Company recognized losses of $-0- and $13 million, respectively, related to these swaps. The loss for the nine months ended September 30, 2008 was offset in part by increased revenues due to colder than normal weather. These weather derivative losses are included in revenues in the Condensed Statements of Consolidated Income.

In July 2008, the Company entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2008/2009 winter heating season. The swaps are based on ten-year normal weather and provide for a maximum payment by either party of $11 million.

(6)	Goodwill

Goodwill by reportable business segment as of both December 31, 2007 and September 30, 2008 is as follows (in millions):

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

The Company performed the test at July 1, 2008, the Company’s annual impairment testing date, and determined that no impairment charge for goodwill was required.

(7)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions)
Net income	$28	$67	$189	$253
Other comprehensive income (loss):
SFAS No. 158 adjustment (net of tax of $-0-, $1, $-0- and $1)	—	(1)	1	(1)
Net deferred gain from cash flow hedges (net of tax of $3, $-0-, $6 and $-0-)	6	—	11	—
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-,$17 and $2)	—	(1)	(27)	(5)
Other comprehensive income (loss)	6	(2)	(15)	(6)
Comprehensive income	$34	$65	$174	$247

The following table summarizes the components of accumulated other comprehensive income:

	December 31, 2007	September 30, 2008
	(in millions)
SFAS No. 158 adjustment	$11	$10
Net deferred gain from cash flow hedges	5	—
Total accumulated other comprehensive income	$16	$10

(8)	Related Party Transactions

The Company participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of December 31, 2007 and September 30, 2008, the Company had borrowings from the money pool of $67 million and $-0-, respectively.

For each of the three-month periods ended September 30, 2007 and 2008, the Company had net interest expense related to affiliate borrowings of less than $1 million. For each of the nine-month periods ended September 30, 2007 and 2008, the Company had net interest expense related to affiliate borrowings of approximately $1 million.

CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $34 million and $35 million for the three months ended September 30, 2007 and 2008, respectively, and $99 million and $105 million for the nine months ended September 30, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.

The Company paid a dividend of $100 million to its parent during the three months ended September 30, 2008.

(9)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

The Company’s receivables facility terminated on October 28, 2008. The facility size ranged from $150 million to $375 million during the period from September 30, 2007 to the October 28, 2008 termination date. The variable size of the facility tracked the seasonal pattern of receivables in the Company’s natural gas businesses. At September 30, 2008, the facility size was $150 million. As of December 31, 2007 and September 30, 2008, $232 million and $150 million, respectively, was advanced for the purchase of receivables under this receivables facility.  Advances under the receivables facility of $150 million were repaid upon termination of the facility.  The Company is currently negotiating a new receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

(b) Long-term Debt

In May 2008, the Company issued $300 million aggregate principal amount of senior notes due in May 2018 with an interest rate of 6.00%. The proceeds from the sale of the senior notes were used for general corporate purposes, including capital expenditures, working capital and loans to or investments in affiliates. Pending application of the net proceeds from this offering for these purposes, the Company repaid borrowings under its senior unsecured revolving credit facility and borrowings from its affiliates.

Revolving Credit Facility.  As of December 31, 2007 and September 30, 2008, the Company had borrowings of $150 million and $745 million, respectively, under its $950 million credit facility. There was no commercial paper outstanding that would have been backstopped by the Company’s credit facility at December 31, 2007 and September 30, 2008. The Company was in compliance with all debt covenants as of September 30, 2008.

(10)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to the Company’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2008, minimum payment obligations for natural gas supply commitments are approximately $301 million for the remaining three months in 2008, $631 million in 2009, $302 million in 2010, $293 million in 2011, $283 million in 2012 and $1.1 billion after 2012.

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

Gas Market Manipulation Cases. A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that CenterPoint Energy was not a successor to the liabilities of a subsidiary of RRI, and CenterPoint Energy was dismissed from these suits in April 2008. In the Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings.  In July 2008, the plaintiffs in four of the federal court cases agreed to dismiss CenterPoint Energy from those cases. In August 2008, the plaintiffs in five additional cases also agreed to dismiss CenterPoint Energy from those cases, but one of these plaintiffs has moved to amend its complaint to add CenterPoint Energy Services, Inc., a subsidiary of the Company, as a defendant in that case.  As a result, CenterPoint Energy remains a party in only two remaining gas market manipulation cases, one pending in Nevada state court in Clark County and one in federal district court in Nevada.  CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to pursue dismissal from those cases.

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

Gas Cost Recovery Litigation. In October 2002, a lawsuit was filed on behalf of certain ratepayers of the Company in state district court in Wharton County, Texas against CERC Corp., CenterPoint Energy, Entex Gas Marketing Company (EGMC), and certain non-affiliated companies alleging fraud, violations of the Texas Deceptive Trade Practices Act, violations of the Texas Utilities Code, civil conspiracy and violations of the Texas Free Enterprise and Antitrust Act with respect to rates charged to certain consumers of natural gas in the State of Texas. The plaintiffs initially sought certification of a class of Texas ratepayers, but subsequently dropped their request for class certification. The plaintiffs later added as defendants CenterPoint Energy Marketing Inc., CenterPoint Energy Pipeline Services, Inc. (CEPS), and certain other subsidiaries of CERC Corp., and other non-affiliated companies. In February 2005, the case was removed to federal district court in Houston, Texas, and in March 2005, the plaintiffs voluntarily dismissed the case and agreed not to refile the claims asserted unless the Miller County case described below is not certified as a class action or is later decertified.

In October 2004, a lawsuit was filed by certain ratepayers of the Company in Texas and Arkansas in circuit court in Miller County, Arkansas against CERC Corp., CenterPoint Energy, EGMC, CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CEPS, Mississippi River Transmission

Corp. (MRT) and other non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.

In June 2007, CERC Corp., CenterPoint Energy, EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against CERC Corp., CenterPoint Energy, EGMC and the other defendants in the Miller County case.  The time has not yet run for an appeal of this ruling.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to the Company. That complaint remains pending at the APSC.

In February 2003, a lawsuit was filed in state court in Caddo Parish, Louisiana against the Company with respect to rates charged to a purported class of certain consumers of natural gas and gas service in the State of Louisiana. In February 2004, another suit was filed in state court in Calcasieu Parish, Louisiana against the Company seeking to recover alleged overcharges for gas or gas services allegedly provided by the Company to a purported class of certain consumers of natural gas and gas service without advance approval by the Louisiana Public Service Commission (LPSC). At the time of the filing of each of the Caddo and Calcasieu Parish cases, the plaintiffs in those cases filed petitions with the LPSC relating to the same alleged rate overcharges. The Caddo and Calcasieu Parish lawsuits were stayed pending the resolution of the petitions filed with the LPSC. In August 2007, the LPSC issued an order approving a Stipulated Settlement in the review initiated by the plaintiffs in the Calcasieu Parish litigation. In the LPSC proceeding, the Company’s gas purchases were reviewed back to 1971. The review concluded that the Company’s gas costs were “reasonable and prudent,” but the Company agreed to credit to jurisdictional customers approximately $920,000, including interest, related to certain off-system sales. The refund will be completed in the fourth quarter of 2008. A similar review by the LPSC related to the Caddo Parish litigation was resolved without additional payment by the Company. In October 2008, the courts considering the Caddo and Calcasieu Parish cases dismissed these cases pursuant to motions to dismiss.   Although the time for appeal of that dismissal has not run, the Company believes these proceedings have been substantially concluded.

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

At September 30, 2008, the Company had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. The Company has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2008, the Company had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

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

Groundwater Contamination Litigation. Predecessor entities of the Company, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of the Company held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other Company entities drilled or conducted other oil and gas operations on those leases.  In July 2008, experts for the plaintiffs filed a report in this litigation in which they claimed that it would cost approximately $105 million to remediate the alleged contamination on property covered by the leases in which the defendants, including the Company’s predecessor company, held interests.  The Company’s experts, however, believe that the claims of plaintiffs’ experts are greatly exaggerated and that actual costs for remediation would be materially less than the amounts asserted in the report of the plaintiffs’ experts.  The Company is disputing responsibility for remediation of this property and does not expect the outcome of this litigation to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

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

During the three months and nine months ended September 30, 2007, the effective tax rate was 41% and 38%, respectively. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 38%, respectively.

The following table summarizes the Company’s uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2007 and September 30, 2008 (in millions):

	December 31, 2007	September 30, 2008
Receivable for uncertain tax positions	$(11)	$(12)
Portion of receivable for uncertain tax positions that, if recognized, would reduce the effective income tax rate	1	1
Interest accrued on uncertain tax positions	(3)	(4)

(12)	Reportable Business Segments

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2007
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$457	$1	$(8)
Competitive Natural Gas Sales and Services	758	12	4
Interstate Pipelines	100	37	70
Field Services	36	8	26
Other Operations	—	—	(1)
Eliminations	—	(58)	—
Consolidated	$1,351	$—	$91

	For the Three Months Ended September 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$548	$2	$(6)
Competitive Natural Gas Sales and Services	1,256	13	35
Interstate Pipelines	96	47	55	(1)
Field Services	60	11	44
Other Operations	—	—	1
Eliminations	—	(73)	—
Consolidated	$1,960	$—	$129

	For the Nine Months Ended September 30, 2007
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2007
Natural Gas Distribution	$2,594	$7	$129	$4,332
Competitive Natural Gas Sales and Services	2,679	36	56	1,221
Interstate Pipelines	247	101	166	3,007
Field Services	94	31	75	669
Other Operations	—	—	(2)	670
Eliminations	—	(175)	—	(765)
Consolidated	$5,614	$—	$424	$9,134

	For the Nine Months Ended September 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)		Total Assets as of September 30, 2008
Natural Gas Distribution	$2,969	$7	$119		$4,354
Competitive Natural Gas Sales and Services	3,599	33	36		1,193
Interstate Pipelines	337	131	227	(1)	3,539
Field Services	164	27	121	(2)	792
Other Operations	—	—	(2)		484
Eliminations	—	(198)	—		(791)
Consolidated	$7,069	$—	$501		$9,571

(1)
Included in operating income of Interstate Pipelines for the three and nine months ended September 30, 2008 is a $7 million loss on pipeline assets removed from service and included in operating income of Interstate Pipelines for the nine months ended September 30, 2008 is an $18 million gain on the sale of two storage development projects.

(2)
Included in operating income of Field Services for the nine months ended September 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2008. Reference is made to “Management’s Narrative Analysis of the Results of Operations” in Item 7 of our 2007 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Hurricane Ike

Our natural gas distribution business (Gas Operations) suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike, which struck the upper Texas coast early Saturday, September 13, 2008. As of September 30, 2008, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of future natural gas distribution rate proceedings.

Receivables Facility

Our receivables facility terminated on October 28, 2008. Advances under the receivables facility of $150 million were repaid upon termination of the facility.  We are currently negotiating a new receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

Interstate Pipeline Expansion

Southeast Supply Header.  The Southeast Supply Header (SESH) pipeline project, a joint venture between CenterPoint Energy Gas Transmission, our wholly owned subsidiary, and Spectra Energy Corp., received Federal Energy Regulatory Commission (FERC) approval to begin operation with limited exclusions in August 2008.  The pipeline was placed into commercial service on September 6, 2008.   This new 270-mile pipeline, which extends from the Perryville Hub, near Perryville, Louisiana, to an interconnection with the Gulf Stream Natural Gas System near Mobile, Alabama, has a maximum design capacity of approximately 1 billion cubic feet per day.  The pipeline represents a new source of natural gas supply for the Southeast United States and offers greater supply diversity to this region. We now expect our share of SESH’s net costs to be approximately $620 million.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2007 and 2008, followed by a discussion of the results of operations by business segment based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions)
Revenues	$1,351	$1,960	$5,614	$7,069
Expenses:
Natural gas	990	1,532	4,348	5,675
Operation and maintenance	191	212	577	601
Depreciation and amortization	56	54	159	163
Taxes other than income taxes	23	33	106	129
Total Expenses	1,260	1,831	5,190	6,568
Operating Income	91	129	424	501
Interest and Other Finance Charges	(51)	(51)	(135)	(148)
Other Income, net	7	26	14	53
Income Before Income Taxes	47	104	303	406
Income Tax Expense	(19)	(37)	(114)	(153)
Net Income	$28	$67	$189	$253

Other Income, net

Other Income, net includes equity earnings of $4 million and $22 million for the three months ended September 30, 2007 and 2008, respectively.  Other Income, net includes equity earnings of $10 million and $46 million for the nine months ended September 30, 2007 and 2008, respectively.

Income Tax Expense

During the three months and nine months ended September 30, 2007, the effective tax rate was 41% and 38%, respectively. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 38%, respectively.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2007 and 2008 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Natural Gas Distribution	$(8)	$(6)	$129	$119
Competitive Natural Gas Sales and Services	4	35	56	36
Interstate Pipelines	70	55	166	227
Field Services	26	44	75	121
Other Operations	(1)	1	(2)	(2)
Total Consolidated Operating Income	$91	$129	$424	$501

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$458	$550	$2,601	$2,976
Expenses:
Natural gas	267	351	1,845	2,196
Operation and maintenance	139	139	421	436
Depreciation and amortization	38	40	114	118
Taxes other than income taxes	22	26	92	107
Total expenses	466	556	2,472	2,857
Operating Income (Loss)	$(8)	$(6)	$129	$119

Throughput (in Bcf):
Residential	12	13	118	117
Commercial and industrial	42	41	168	171
Total Throughput	54	54	286	288

Average number of customers:
Residential	2,910,041	2,937,618	2,927,122	2,956,500
Commercial and industrial	246,021	245,514	246,382	248,759
Total	3,156,062	3,183,132	3,173,504	3,205,259

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Natural Gas Distribution business segment reported an operating loss of $6 million for the three months ended September 30, 2008 compared to an operating loss of $8 million for the three months ended September 30, 2007. Operating margin (revenues less the cost of gas) increased $8 million primarily as a result of rate increases ($2 million), growth ($1 million), with the addition of almost 26,000 customers since September 2007, increased other revenues ($3 million), and recovery of higher gross receipts taxes ($3 million), which are offset in other tax expense. Operation and maintenance expenses remained flat. Depreciation and amortization and taxes other than income taxes both increased primarily as a result of an increase in the investment in property, plant and equipment.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Natural Gas Distribution business segment reported operating income of $119 million for the nine months ended September 30, 2008 compared to operating income of $129 million for the nine months ended September 30, 2007. Operating margin improved $24 million primarily as a result of rate increases ($14 million), growth from the addition of nearly 26,000 customers since September 30, 2007 ($5 million),  and recovery of higher gross receipts taxes ($13 million) and energy-efficiency costs ($4 million), both of which are offset by the related expenses. These margin increases were partially offset by a combination of lower usage and the cost of the weather hedge ($12 million). Operation and maintenance expenses increased $15 million primarily as a result of increased bad debt expense ($4 million), higher customer-related costs and support services costs ($9 million) and increased costs of materials and supplies ($3 million), partially offset by lower employee benefits costs ($3 million). Depreciation and amortization and taxes other than income taxes both increased primarily as a result of an increase in the investment in property, plant and equipment.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$770	$1,269	$2,715	$3,632
Expenses:
Natural gas	756	1,225	2,631	3,567
Operation and maintenance	7	8	23	26
Depreciation and amortization	3	1	4	2
Taxes other than income taxes	—	—	1	1
Total expenses	766	1,234	2,659	3,596
Operating Income	$4	$35	$56	$36

Throughput (in Bcf)	119	125	393	392

Average number of customers	6,976	9,245	7,014	8,974

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported operating income of $35 million for the three months ended September 30, 2008 compared to operating income of $4 million for the three months ended September 30, 2007. The increase in operating income of $31 million in the third quarter of 2008 was primarily due to higher margins (revenues less natural gas costs) ($7 million) compared to the same period last year. In addition, the third quarter of 2008 included a positive mark-to-market for non-trading financial derivatives ($46 million) and a write-down of natural gas inventory to the lower of average cost or market ($24 million), compared to the gain from mark-to-market accounting ($2 million) and an inventory write-down ($5 million) for the same period of 2007. Natural gas that is purchased for inventory is accounted for at the lower of average cost or market price at each balance sheet date.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Competitive Natural Gas Sales and Services business segment reported operating income of $36 million for the nine months ended September 30, 2008 compared to $56 million for the nine months ended September 30, 2007, a decrease in operating income of $20 million. The nine months ended September 30, 2008, included $24 million in inventory write-downs compared to $11 million in inventory write-downs for the same period of 2007.  Additionally, the nine months ended September 30, 2008, included $6 million in gains on sales of gas from previously written down inventory compared to $32 million for the same period of 2007.  Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The favorable mark-to-market accounting for non-trading financial derivatives for the first nine months of 2008 of $14 million versus the unfavorable mark-to-market accounting of $12 million for the same period in 2007 accounted for a net $26 million increase in operating margins. The additional decrease in operating income of $7 million for the first nine months ended September 30, 2008 compared to the same period last year was primarily due to a reduction in operating margin as basis and summer/winter spreads narrowed.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$137	$143	$348	$468
Expenses:
Natural gas	27	24	55	97
Operation and maintenance	29	47	85	93
Depreciation and amortization	11	11	32	34
Taxes other than income taxes	—	6	10	17
Total expenses	67	88	182	241
Operating Income	$70	$55	$166	$227

Transportation throughput (in Bcf):	312	360	880	1,145

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Interstate Pipelines business segment reported operating income of $55 million for the three months ended September 30, 2008 compared to $70 million for the three months ended September 30, 2007. The decrease in operating income is due to higher operation and maintenance expense ($18 million), including a write-down associated with pipeline assets removed from service ($7 million), and higher taxes other than income taxes ($6 million) largely due to tax refunds in 2007 related to certain state tax issues.  These increases in expenses are partially offset by higher margins (revenues less natural gas costs) primarily driven by the Carthage to Perryville pipeline ($7 million) and increased other transportation services ($6 million) which are partially offset by reduced margins on ancillary services ($4 million).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Interstate Pipelines business segment reported operating income of $227 million for the nine months ended September 30, 2008 compared to $166 million for the nine months ended September 30, 2007. The increase in operating income is primarily driven by increased margins (revenues less natural gas costs) on the Carthage to Perryville pipeline that went into service in May 2007 ($43 million), increased transportation and ancillary services ($35 million). These increases are partially offset by higher operation and maintenance expenses ($8 million), including a write-down associated with pipeline assets removed from service ($7 million) and a gain on the sale of two storage development projects ($18 million). Increased depreciation expense ($2 million) and higher taxes other than income taxes ($7 million), largely due to tax refunds in 2007, also offset increased margins.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2007 and 2008 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues	$44	$71	$125	$191
Expenses:
Natural gas	(2)	5	(9)	11
Operation and maintenance	17	19	49	48
Depreciation and amortization	2	3	8	9
Taxes other than income taxes	1	—	2	2
Total expenses	18	27	50	70
Operating Income	$26	$44	$75	$121

Gathering throughput (in Bcf):	104	109	297	311

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Our Field Services business segment reported operating income of $44 million for the three months ended September 30, 2008 compared to $26 million for the three months ended September 30, 2007. The increase in operating income of $18 million was primarily driven by higher margins (revenues less natural gas costs) from gas gathering and ancillary services ($20 million), offset by increased operation and maintenance expenses ($2 million).

In addition, this business segment recorded equity income of $2 million and $4 million in the three months ended September 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other, net under the Other Income (Expense) caption.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Our Field Services business segment reported operating income of $121 million for the nine months ended September 30, 2008 compared to $75 million for the nine months ended September 30, 2007. The increase in operating income of $46 million resulted from higher margins (revenue less natural gas costs) from gas gathering, ancillary services and higher commodity prices ($35 million) and a one-time gain related to a settlement and contract buyout of one of our customers ($11 million).  Operating expenses remain constant from 2007 to 2008 with the increases in expenses associated with new assets and general cost increases offset by a one-time gain  related to the sale of assets recognized in the first quarter of 2008 ($6 million).

In addition, this business segment recorded equity income of $6 million and $12 million in the nine months ended September 30, 2007 and 2008, respectively, from its 50 percent interest in a jointly-owned gas processing plant. These amounts are included in Other, net under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2007 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements for the remaining three months of 2008 are approximately $245 million of capital expenditures and an investment in or advances to SESH of approximately $30 million.

We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.  Issuances of debt in the capital markets may not, however, be available to us on acceptable terms.

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

Credit and Receivables Facilities.  As of October 31, 2008, we had the following facilities (in millions):

Date Executed	Company	Type of Facility	Size of Facility	Amount Utilized at October 31, 2008	Termination Date
June 29, 2007	CERC Corp.	Revolver	$ 950(1)	$ 919	June 29, 2012
________
(1)
Lehman Brothers Bank, FSB, which has a $35 million participation in our credit facility stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a reduction to the total available capacity of $20 million under our facility from the amount shown in this column.

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

Our receivables facility terminated on October 28, 2008. Advances under the receivables facility of $150 million were repaid upon termination of the facility.  We are currently negotiating a new receivables facility to replace the expired facility, but there can be no assurance that a new facility with acceptable terms can be obtained.

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

Securities Registered with the SEC. As of October 31, 2008, we had a shelf registration statement covering $500 million principal amount of senior debt securities as a result of our registration statement filed in August 2008.

Temporary Investments.  As of October 31, 2008, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At October 31, 2008, we had borrowings of $113 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2008, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

	Moody’s		S&P		Fitch
Company/Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
CERC Corp. Senior Unsecured Debt	Baa3	Stable	BBB	Stable	BBB	Stable
________
(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

In October 2008, Moody’s affirmed the credit ratings and stable outlook for our senior unsecured debt.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2008, the amount posted as collateral amounted to approximately $143 million. Should the credit ratings of CERC Corp. (the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on two business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2008, unsecured credit limits extended to CES by counterparties aggregate $175 million; however, utilized credit capacity is significantly lower. In addition, we purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on our S&P Senior Unsecured Long-Term Debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

In connection with the development of SESH’s 270-mile pipeline project, CERC Corp. advanced funds to the joint venture for its 50% share of the cost to construct the pipeline. As of September 30, 2008, our subsidiaries have advanced approximately $582 million to SESH, of which $266 million was in the form of an equity contribution and $316 million was in the form of a loan.

Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us or any of our significant subsidiaries will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of September 30, 2008, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our subsidiaries’ debt instruments or bank credit facilities.

Possible acquisitions, divestitures and joint ventures.   From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures or other joint ownership arrangements with respect to assets or businesses. Any determination to take any action in this regard will be based on market conditions and opportunities existing at the time, and accordingly the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Pension Plan Costs.  Substantially all of our employees participate in CenterPoint Energy’s qualified non-contributory defined benefit pension plan.  Net periodic pension costs will likely increase in 2009 due to decreases in CenterPoint Energy’s pension plan assets as a result of recent declines in global equity and fixed income markets.  Pension expense increases approximately $5 million for every 5% decline in plan assets.

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

•
the ability of RRI and its subsidiaries to satisfy their obligations to us and our subsidiaries, including indemnity obligations, or in connection with the contractual obligations to a third party pursuant to which we are a guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Item 4T.             CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.             RISK FACTORS

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2007 Form 10-K.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions.  With respect to our existing debt arrangements, Lehman Brothers Bank, FSB, which has a $35 million participation in our credit facility, stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a $20 million reduction to the total available capacity under our facility. The credit crisis could have an impact on our remaining lenders or our customers, causing them to fail to meet their obligations to us.  Additionally, the crisis could have a broader impact on business in general in ways that could lead to reduced gas usage, which could have a negative impact on our revenues.

Item 5.                OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2007 and 2008 was 2.87 and 3.47, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.                EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	—	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended September 30, 2003	1-13265	3(a)(4)

3.2	—	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended September 30, 2007	1-13265	4.1

4.2	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1

4.3	—	Supplemental Indenture No. 13 to Exhibit 4.8, dated as of May 15, 2007, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.9

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+99.1	—	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 10, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	—	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)

3.1.2	—	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)

3.1.3	—	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)

3.1.4	—	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended September 30, 2003	1-13265	3(a)(4)

3.2	—	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)

4.1	—	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended September 30, 2007	1-13265	4.1

4.2	—	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1

4.3	—	Supplemental Indenture No. 13 to Exhibit 4.8, dated as of May 15, 2007, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CenterPoint Energy’s Form 10-Q for the quarter ended September 30, 2008	1-31447	4.9

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CERC Corp. Form 10-K. Item 1A “—Risk Factors.”