Form 10-Q
period 2009-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2009-08-12
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

______________________________

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

As of July 27, 2009, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries and any successor companies to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

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

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenues	$2,157	$1,116	$5,109	$3,467

Expenses:
Natural gas	1,750	710	4,143	2,499
Operation and maintenance	184	223	389	456
Depreciation and amortization	55	57	109	114
Taxes other than income taxes	38	37	96	95
Total	2,027	1,027	4,737	3,164

Operating Income	130	89	372	303

Other Income (Expense): Interest and other finance charges	(49)	(53)	(97)	(107)
Equity in earnings of unconsolidated affiliates	14	11	23	11
Other, net	2	2	4	3
Total	(33)	(40)	(70)	(93)

Income Before Income Taxes	97	49	302	210
Income tax expense	(37)	(15)	(116)	(81)
Net Income	$60	$34	$186	$129

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2008	June 30, 2009
Current Assets:
Cash and cash equivalents	$1	$4
Accounts and notes receivable, net	774	424
Accrued unbilled revenue	480	106
Accounts and notes receivable – affiliated companies	9	25
Materials and supplies	54	76
Natural gas inventory	441	83
Non-trading derivative assets	118	83
Taxes receivable	—	35
Deferred tax asset, net	25	16
Prepaid expenses and other current assets	327	280
Total current assets	2,229	1,132

Property, Plant and Equipment:
Property, plant and equipment	6,313	6,570
Less accumulated depreciation and amortization	950	1,047
Property, plant and equipment, net	5,363	5,523

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	20	16
Investment in unconsolidated affiliates	345	352
Notes receivable from unconsolidated affiliates	323	323
Other	235	226
Total other assets	2,619	2,613

Total Assets	$10,211	$9,268

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2008	June 30, 2009
Current Liabilities:
Short-term borrowings	$153	$75
Current portion of long-term debt	7	7
Accounts payable	722	282
Accounts and notes payable — affiliated companies	33	58
Taxes accrued	99	59
Interest accrued	54	51
Customer deposits	59	63
Non-trading derivative liabilities	87	59
Other	302	217
Total current liabilities	1,516	871

Other Liabilities:
Accumulated deferred income taxes, net	864	927
Non-trading derivative liabilities	47	50
Benefit obligations	114	110
Regulatory liabilities	508	528
Other	101	122
Total other liabilities	1,634	1,737

Long-term Debt	3,712	3,180

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	935	1,065
Accumulated other comprehensive loss	(2)	(1)
Total stockholder’s equity	3,349	3,480

Total Liabilities and Stockholder’s Equity	$10,211	$9,268

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$186	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109	114
Amortization of deferred financing costs	4	5
Deferred income taxes	14	76
Write-down of natural gas inventory	—	6
Equity in earnings of unconsolidated affiliates, net of distributions	(23)	(8)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	252	684
Accounts receivable/payable, affiliates	51	9
Inventory	66	330
Taxes receivable	—	(35)
Accounts payable	20	(424)
Fuel cost over (under) recovery	3	(34)
Interest and taxes accrued	(31)	(43)
Non-trading derivatives, net	27	20
Margin deposits, net	95	39
Other current assets	(63)	15
Other current liabilities	94	(7)
Other assets	3	2
Other liabilities	(73)	8
Other, net	(26)	—
Net cash provided by operating activities	708	886

Cash Flows from Investing Activities:
Capital expenditures	(222)	(272)
Increase in notes receivable from affiliates, net	(96)	—
Investment in unconsolidated affiliates	(162)	1
Other, net	19	(3)
Net cash used in investing activities	(461)	(274)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(32)	(78)
Long-term revolving credit facility, net	(150)	(526)
Proceeds from commercial paper, net	40	—
Proceeds from long-term debt	300	—
Payments of long-term debt	(307)	(6)
Decrease in notes payable to affiliates	(67)	—
Debt issuance costs	(2)	—
Other, net	—	1
Net cash used in financing activities	(218)	(609)

Net Increase in Cash and Cash Equivalents	29	3
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$30	$4

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$104	$104
Income taxes	109	64
Non-cash transactions:
Accounts payable related to capital expenditures	40	36

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General.  Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2008 (CERC Corp. Form 10-K).

Background.  CERC owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

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

CERC’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods.  Amounts reported in CERC’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

For a description of CERC’s reportable business segments, see Note 14.

(2)	New Accounting Pronouncements

Effective January 1, 2009, CERC adopted Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities ─ an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CERC’s Derivative Instruments footnote (see Note 5).

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FSP 132(R)-1 expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. CERC expects that the adoption of FSP 132(R)-1 will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. CERC’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or cash flows.  See Note 13 for the required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. CERC’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or cash flows. See Note 16 for the subsequent event related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 changes how a reporting entity determines a primary beneficiary that would consolidate the variable interest entity (VIE) from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. SFAS No. 167 requires the primary beneficiary assessment to be performed on an ongoing basis.  SFAS No. 167 also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. SFAS No.167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CERC expects that the adoption of SFAS No. 167 will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CERC expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3)	Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions)
Interest cost	$2	$2	$4	$4
Amortization of prior service cost	1	1	1	1
Net periodic cost	$3	$3	$5	$5

CERC expects to contribute approximately $14 million to CenterPoint Energy’s postretirement benefit plan in 2009, of which $4 million and $8 million, respectively, was contributed during the three and six months ended June 30, 2009.

(4)	Regulatory Matters

Texas. In March 2008, the natural gas distribution businesses of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of

Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Texas Coast service territory. Of the 47 cities, 23 either affirmatively approved or allowed the filed rates to go into effect by operation of law.  Nine other cities were represented by the Texas Coast Utilities Coalition (TCUC) and 15 cities were represented by the Gulf Coast Coalition of Cities (GCCC). In July 2008, Gas Operations reached a settlement agreement with the GCCC. That settlement agreement, if implemented across the entire Texas Coast service territory, would allow Gas Operations a $3.4 million annual increase in revenues. The TCUC cities denied the rate change request and Gas Operations appealed the denial of rates to the Railroad Commission. The Railroad Commission issued an order in October 2008, which, if implemented across the entire Texas Coast service territory, would result in an annual revenue increase of $3.7 million. Both the Railroad Commission order and the settlement provide for an annual rate adjustment mechanism to reflect changes in operating expenses and revenues as well as changes in capital investment and associated changes in revenue-related taxes. In December 2008, the Railroad Commission issued an order on rehearing.  Parties filed second motions for rehearing on this order.  In December 2008, Gas Operations implemented the approved rates for the nine TCUC cities and the environs.  In February 2009, the Railroad Commission denied the second motions on rehearing reaffirming its original decision.  Cities with settled rates have the opportunity to adopt the rates established by the Railroad Commission or retain the rates agreed to in their settlements.  In March 2009, TCUC and the State of Texas appealed the Railroad Commission’s decision to the 353rd Judicial District Court, Travis County, Texas.  The State of Texas and TCUC filed initial briefs in July 2009.  CERC does not expect the outcome of this litigation to have a material adverse impact on its financial condition, results of operations or cash flows.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. If approved by the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $25.4 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher pension expense, and inflationary increases in other expenses.  It would also provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism similar to that obtained in the Texas Coast rate proceeding discussed above that would annually adjust rates to reflect changes in capital, expenses and usage. CERC does not expect an order from the Railroad Commission and the cities until the first quarter of 2010.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  In July 2009, the Minnesota Supreme Court issued its decision in which it reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision will have no negative impact on CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service.  If approved by the MPUC, the proposed new rates would result in an overall increase in annual revenue of $59.8 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher bad debt and collection expenses, higher pension expenses, the cost of improved customer service and inflationary increases in other expenses.  It also would allow recovery of increased costs related to conservation improvement programs and provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. CERC does not expect an order from the MPUC until early 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC).  If approved by the MPSC, the proposed new rates would result in an overall increase in annual revenue of $6.2 million.  The proposed increase would allow Gas Operations to recover increased operating costs, including higher pension and benefit expenses, and provide a return on the additional capital invested to serve its customers.  The MPSC is expected to issue an order in mid-November 2009.

(5)	Derivative Instruments

CERC is exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  CERC utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows. Such derivatives are recognized in CERC’s Condensed Consolidated Balance Sheets at their fair value unless CERC elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

In prior years, CERC entered into certain derivative instruments that were designated as cash flow hedges under SFAS No. 133. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CERC’s wholesale and retail customer obligations.  If derivatives are designated as a cash flow hedge according to SFAS No. 133, the effective portions of the changes in their fair values are reflected initially as a separate component of stockholder’s equity and subsequently recognized in income at the same time the hedged items impact earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in derivatives not designated as normal or as cash flow hedges are recognized in income as they occur. CERC does not enter into or hold derivative instruments for trading purposes.

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CERC’s marketing, risk management services and hedging activities. The committee’s duties are to establish CERC’s commodity risk policies, allocate board-approved commercial risk limits, approve use of new products and commodities, monitor positions and ensure compliance with CERC’s risk management policies and procedures and limits established by CenterPoint Energy’s board of directors.

CERC’s policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

(a) Non-Trading Activities

Derivative Instruments. CERC enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges under SFAS No. 133. CERC utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading. During the three months ended June 30, 2008, CERC recorded increased natural gas revenues from unrealized net gains of $6 million and increased natural gas expense from unrealized net losses of $16 million, resulting in a net unrealized loss of $10 million. During the three months ended June 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $40 million, resulting in a net unrealized gain of $3 million. During the six months ended June 30, 2008, CERC recorded decreased natural gas revenues from unrealized net losses of $15 million and increased natural gas expense from unrealized net losses of $17 million, resulting in a net unrealized loss of $32 million. During the six months ended June 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $34 million and decreased natural gas expense from unrealized net gains of $18 million, resulting in a net unrealized loss of $16 million.

Weather Derivatives.  CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its operations in Arkansas, Louisiana, Oklahoma and a portion of Texas.  The remaining Gas Operations jurisdictions do not have such mechanisms.  As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007 and 2008, CERC entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the 2007-2008 and 2008-2009 winter heating seasons, respectively.  The swaps were based on ten-year normal weather.  During the three and six months ended June 30, 2008, CERC recognized losses of $2 million and $13 million, respectively, related to these swaps.  During the three and six months ended June 30, 2009, CERC recognized losses of $-0- and $3 million, respectively, related to these swaps.  These losses were substantially offset by increased revenues due to colder than normal weather. These weather derivative losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities.  The first table provides a balance sheet overview of CERC’s Derivative Assets and Liabilities as of June 30, 2009, while the latter tables provide a breakdown of the related income statement impact for the three and six months ended June 30, 2009.

Fair Value of Derivative Instruments
	June 30, 2009
Total derivatives not designated as hedging instruments under SFAS 133	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$100	$(16)
Commodity contracts (1)	Other Assets	16	—
Commodity contracts (1)	Current Liabilities	11	(170)
Commodity contracts (1)	Other Liabilities	3	(117)
Total		$130	$(303)
_______
(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheet. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheet.

(2)
The fair value shown for commodity contracts is comprised of derivative volumes totaling 673 billion cubic feet (Bcf).  These volumes are disclosed in absolute terms, not net.  Basis swaps constitute 239 Bcf of the total.

(3)
The net of total non-trading derivative assets and liabilities is a $10 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $163 million.

For CERC’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery through purchased gas adjustments are recorded as net regulatory assets. For those derivatives that are not included in purchased gas adjustments, unrealized gains and losses and settled amounts are recognized on the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments under SFAS 133	Income Statement Location	Three Months Ended June 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$7
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(43)
Total		$(36)
_______

(1)
The Gains (Losses) in Expense: Natural Gas contains $(39) million of costs associated with price stabilization activities of CERC’s Natural Gas Distribution business segment which are ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments under SFAS 133	Income Statement Location	Six Months Ended June 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$84
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(192)
Total		$(108)
_______
(1)
The Gains (Losses) in Expense: Natural Gas contains $(117) million of costs associated with price stabilization activities of CERC’s Natural Gas Distribution business segment which are ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions require CERC to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CERC is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at June 30, 2009 is $196 million.  The aggregate fair value of assets that are already posted as collateral at June 30, 2009 is $107 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at June 30, 2009, $89 million of additional assets would be required to be posted as collateral.

(6)	Fair Value Measurements

Effective January 1, 2008, CERC adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about CERC’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CERC adopted SFAS No. 157 for nonfinancial assets and liabilities, which adoption had no impact on CERC’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data.  CERC’s Level 3 derivative instruments primarily consist of options that are not traded on recognized exchanges and are valued using option pricing models.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2008
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Derivative assets	8	155	49	(74)	138
Total assets	$20	$155	$49	$(74)	$150
Liabilities
Derivative liabilities	$44	$244	$107	$(261)	$134
Total liabilities	$44	$244	$107	$(261)	$134
_________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral held or placed with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2009
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Derivative assets	1	124	5	(31)	99
Total assets	$13	$124	$5	$(31)	$111
Liabilities
Derivative liabilities	$25	$256	$22	$(194)	$109
Total liabilities	$25	$256	$22	$(194)	$109
_________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $163 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2008	2009
	(in millions)
Beginning balance	$2	$(26)
Total unrealized gains or (losses):
Included in earnings	3	1
Included in regulatory assets	—	1
Purchases, sales, other settlements, net	1	7 (1)
Ending balance	$6	$(17)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$1
_________
(1)	Purchases, sales, other settlements, net include a $7 million gain associated with price stabilization activities of CERC’s Natural Gas Distribution business segment.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Six Months Ended June 30,
	2008	2009
	(in millions)
Beginning balance	$(3)	$(58)
Total unrealized gains or (losses):
Included in earnings	9	(2)
Included in regulatory assets	—	(16)
Purchases, sales, other settlements, net	—	59 (1)
Ending balance	$6	$(17)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$(1)
_________
(1)	Purchases, sales, other settlements, net include a $57 million gain associated with price stabilization activities of CERC’s Natural Gas Distribution business segment.

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2008 and June 30, 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions)
Net income	$60	$34	$186	$129
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $-0- and $-0-)	—	1	—	1
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $2)	—	—	(4)	—
Other comprehensive income (loss)	—	1	(4)	1
Comprehensive income	$60	$35	$182	$130

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2008	June 30, 2009
	(in millions)
Adjustment to pension and other postretirement plans	(2)	(1)
Total accumulated other comprehensive income	$(2)	$(1)

(9)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of December 31, 2008 and June 30, 2009, CERC had no borrowings from the money pool.

For the three months ended June 30, 2008 and 2009, CERC had net interest expense related to affiliate borrowings of less than $1 million and $-0-, respectively. For the six months ended June 30, 2008 and 2009, CERC had net interest expense related to affiliate borrowings of approximately $1 million and $-0-, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate. Amounts charged to CERC for these services were $35 million and $39 million for the three months ended June 30, 2008 and 2009, respectively, and $70 million and $76 million for the six months ended June 30, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility. On November 25, 2008, CERC replaced a receivables facility that had terminated on October 28, 2008 with a new 364-day receivables facility. Availability under the new facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.  At December 31, 2008 and June 30, 2009 the facility size was $128 million and $265 million, respectively. As of December 31, 2008 and June 30, 2009, advances under the receivables facility were $78 million and $75 million, respectively.

Inventory Financing. In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the

2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and, as of December 31, 2008 and June 30, 2009, CERC’s financial statements reflect natural gas inventory of $75 million and $-0-, respectively, and a financing obligation of $75 million and $-0-, respectively, related to this transaction.

(b) Long-term Debt

Revolving Credit Facility.  CERC Corp.’s $950 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.  Under CERC Corp.’s $950 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on CERC Corp.’s credit rating.

As of December 31, 2008 and June 30, 2009, CERC Corp. had $926 million and $400 million, respectively, of borrowings under its $950 million credit facility.  There was no commercial paper outstanding that would have been backstopped by CERC Corp.’s $950 million credit facility at December 31, 2008 and June 30, 2009. CERC Corp. was in compliance with all debt covenants as of June 30, 2009.

(11)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 as these contracts meet the SFAS No. 133 exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2009, minimum payment obligations for natural gas supply commitments are approximately $234 million for the remaining six months in 2009, $514 million in 2010, $525 million in 2011, $380 million in 2012, $369 million in 2013 and $783 million after 2013.

(b) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases. CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have indicated that they will appeal the dismissal. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CERC does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. The plaintiff sought rehearing of the dismissal, but that was denied. In August 2009, the plaintiff filed a petition seeking discretionary review from the United States Supreme Court.

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

CERC believes that there has been no systematic mismeasurement of gas and that these lawsuits are without merit. CERC does not expect the ultimate outcome of the lawsuits to have a material impact on its financial condition, results of operations or cash flows.

Gas Cost Recovery Litigation. In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against CERC Corp., CenterPoint Energy, Entex Gas Marketing Company (EGMC), CenterPoint Energy Gas Transmission Company (CEGT), CenterPoint Energy Field Services (CEFS), CenterPoint Energy Pipeline Services, Inc. (CEPS), Mississippi River Transmission Corp. (MRT) and various non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Subsequently, the plaintiffs dropped CEGT and MRT as defendants. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC). In response to that ruling, in August 2007 the Miller County court stayed but refused to dismiss the Arkansas claims. In February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction. The Miller County court subsequently dismissed the case in accordance with the Arkansas Supreme Court’s mandate and all appellate deadlines have expired.

In June 2007, CenterPoint Energy, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against CenterPoint Energy, CERC Corp., EGMC and the other defendants in the Miller County case.  In January 2009, the court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over Texas claims, and no appeal from that dismissal was filed.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In February 2009, the Arkansas plaintiff notified the APSC that he would no longer pursue his claims, and in July 2009 the complaint proceeding was dismissed by the APSC.

Storage Facility Litigation. In February 2007, an Oklahoma district court in Coal County, Oklahoma, granted a summary judgment against CEGT in a case, Deka Exploration, Inc. v. CenterPoint Energy, filed by holders of oil and gas leaseholds and some mineral interest owners in lands underlying CEGT’s Chiles Dome Storage Facility. The dispute concerned “native gas” that may have been in the Wapanucka formation underlying the Chiles Dome facility when that facility was constructed in 1979 by a CERC entity that was the predecessor in interest of CEGT. The court ruled that the plaintiffs own native gas underlying those lands, since neither CEGT nor its predecessors had condemned those ownership interests. The court rejected CEGT’s contention that the claim should be barred by the statute of limitations, since the suit was filed over 25 years after the facility was constructed. The court also rejected CEGT’s contention that the suit is an impermissible attack on the determinations the FERC and Oklahoma Corporation Commission made regarding the absence of native gas in the lands when the facility was constructed. In May 2009, the district court dismissed the proceeding pursuant to the terms of a settlement agreement reached between the parties.  Under the terms of that settlement, the plaintiffs will be permitted to attempt to develop native gas that may be in the formation, subject to certain procedures that will allow the parties to determine whether the gas produced is native gas or gas CEGT has injected into the storage facility. CERC does not expect this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At June 30, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of June 30, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. CERC is investigating details regarding the site and the range of environmental expenditures for potential remediation. However, CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.

Mercury Contamination. CERC’s pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. CERC has found this type of contamination at some sites in the past, and CERC has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs is not known at this time, based on CERC’s experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, CERC believes that the costs of any remediation of these sites will not be material to its financial condition, results of operations or cash flows.

Asbestos.  Some facilities formerly owned by CERC’s predecessors have contained asbestos insulation and other asbestos-containing materials. CERC or its predecessor companies have been named, along with numerous others, as a defendant in lawsuits filed by certain individuals who claim injury due to exposure to asbestos during work at such formerly owned facilities. CERC anticipates that additional claims like those received may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, CERC intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Groundwater Contamination Litigation. Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases.  In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources and the court, is expected to resolve this litigation. CERC does not expect the outcome of this litigation to have a material adverse impact on its financial condition, results of operations or cash flows.

Other Environmental.  From time to time CERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CERC has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CERC does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Proceedings

CERC is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. CERC regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CERC does not expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

(c) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of June 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During each of the three months and six months ended June 30, 2008, the effective tax rate was 39%. During the three months and six months ended June 30, 2009, the effective tax rate was 30% and 39%, respectively.  Deferred state income taxes affected the comparability of the effective tax rate for the three months ended June 30, 2008 and 2009.

The following table summarizes CERC’s liability (receivable) for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2008 and June 30, 2009:

	December 31, 2008	June 30, 2009
	(in millions)
Receivable for uncertain tax positions	$(12)	$(12)
Portion of receivable for uncertain tax positions that, if recognized, would reduce the effective income tax rate	1	1
Interest accrued on uncertain tax positions	(4)	(4)

(13)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as “available-for-sale” and “trading” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Consolidated Balance Sheets at December 31, 2008 and June 30, 2009 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Notes 5 and 6). Therefore, these financial instruments are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$3,719	$3,568	$3,187	$3,067

(14)	Reportable Business Segments

Because CERC is an indirect wholly owned subsidiary of CenterPoint Energy, CERC’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to business segments. CERC uses operating income as the measure of profit or loss for its business segments.

CERC’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CERC’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the natural gas gathering operations. Our Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$724	$2	$4
Competitive Natural Gas Sales and Services	1,234	9	(5)
Interstate Pipelines	150	42	101 (1)
Field Services	50	12	32
Other Operations	(1)	—	(2)
Eliminations	—	(65)	—
Consolidated	$2,157	$—	$130

	For the Three Months Ended June 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$516	$2	$2
Competitive Natural Gas Sales and Services	430	2	6
Interstate Pipelines	119	36	61
Field Services	51	5	23
Other Operations	—	—	(3)
Eliminations	—	(45)	—
Consolidated	$1,116	$—	$89

	For the Six Months Ended June 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)		Total Assets as of December 31, 2008
Natural Gas Distribution	$2,421	$5	$125		$4,961
Competitive Natural Gas Sales and Services	2,343	20	1		1,315
Interstate Pipelines	241	84	172	(1)	3,578
Field Services	104	16	77	(2)	826
Other Operations	—	—	(3)		724
Eliminations	—	(125)	—		(1,193)
Consolidated	$5,109	$—	$372		$10,211

	For the Six Months Ended June 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2009
Natural Gas Distribution	$1,934	$5	$120	$4,201
Competitive Natural Gas Sales and Services	1,190	7	8	1,125
Interstate Pipelines	236	72	130	3,656
Field Services	107	6	49	854
Other Operations	—	—	(4)	540
Eliminations	—	(90)	—	(1,108)
Consolidated	$3,467	$—	$303	$9,268

(1)	Included in operating income of Interstate Pipelines for the three and six months ended June 30, 2008 is an $18 million gain on the sale of two storage development projects.

(2)
Included in operating income of Field Services for the six months ended June 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

(15)       Other Currents Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2008 and June 30, 2009 was $128 million and $102 million, respectively, of under recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2008 and June 30, 2009 was $79 million and $41 million, respectively, of over recovered gas cost.

(16)       Subsequent Events

CERC has evaluated all subsequent events through the date these Interim Condensed Financial Statements were issued, which was August 12, 2009.

Item 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2008 and the three and six months ended June 30, 2009. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2008 Form 10-K.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2008 and 2009, followed by a discussion of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions)
Revenues	$2,157	$1,116	$5,109	$3,467
Expenses:
Natural gas	1,750	710	4,143	2,499
Operation and maintenance	184	223	389	456
Depreciation and amortization	55	57	109	114
Taxes other than income taxes	38	37	96	95
Total Expenses	2,027	1,027	4,737	3,164
Operating Income	130	89	372	303
Interest and Other Finance Charges	(49)	(53)	(97)	(107)
Equity in earnings of unconsolidated affiliates	14	11	23	11
Other Income, net	2	2	4	3
Income Before Income Taxes	97	49	302	210
Income Tax Expense	(37)	(15)	(116)	(81)
Net Income	$60	$34	$186	$129

Three months ended June 30, 2009 compared to three months ended June 30, 2008

We reported net income of $34 million for the three months ended June 30, 2009 compared to $60 million for the same period in 2008.  The decrease in net income of $26 million was primarily due to a $41 million decrease in operating income from our business segments as discussed below, a $3 million decrease in equity in earnings of unconsolidated affiliates and a $4 million increase in interest and other finance charges, partially offset by a $22 million decrease in income tax expense.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

We reported net income of $129 million for the six months ended June 30, 2009 compared to $186 million for the same period in 2008.  The decrease in net income of $57 million was primarily due to a $69 million decrease in operating income from our business segments as discussed below, a $12 million decrease in equity in earnings of unconsolidated affiliates and a $10 million increase in interest and other finance charges, partially offset by a $35 million decrease in income tax expense.

Income Tax Expense. During each of the three months and six months ended June 30, 2008, the effective tax rate was 39%.  During the three months and six months ended June 30, 2009, the effective tax rate was 30% and 39%, respectively.  Deferred state income taxes affected the comparability of the effective tax rate for the three months ended June 30, 2008 and 2009.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2008 and 2009 (in millions), followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Natural Gas Distribution	$4	$2	$125	$120
Competitive Natural Gas Sales and Services	(5)	6	1	8
Interstate Pipelines	101	61	172	130
Field Services	32	23	77	49
Other Operations	(2)	(3)	(3)	(4)
Total Consolidated Operating Income	$130	$89	$372	$303

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2008 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$726	$518	$2,426	$1,939
Expenses:
Natural gas	512	295	1,845	1,340
Operation and maintenance	141	152	297	321
Depreciation and amortization	39	41	78	81
Taxes other than income taxes	30	28	81	77
Total expenses	722	516	2,301	1,819
Operating Income	$4	$2	$125	$120

Throughput (in billion cubic feet (Bcf)):
Residential	20	20	104	98
Commercial and industrial	47	43	130	116
Total Throughput	67	63	234	214

Number of customers at period end:
Residential	2,945,460	2,961,941	2,945,460	2,961,941
Commercial and industrial	250,993	241,875	250,993	241,875
Total	3,196,453	3,203,816	3,196,453	3,203,816

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Natural Gas Distribution business segment reported operating income of $2 million for the three months ended June 30, 2009 compared to operating income of $4 million for the three months ended June 30, 2008. Operating margin (revenues less cost of gas) increased $9 million primarily due to increased rates ($5 million), increased non-utility revenues ($2 million) and increased other revenues ($2 million).  Margin increases from residential customer growth ($1 million), with the addition of approximately 16,000 residential customers, were offset by reduced margin caused by the loss of commercial customers.  Revenues related to both energy-efficiency and gross receipts taxes were offset by the related expenses.  Operation and maintenance expenses increased $11 million primarily due to increased pension expense ($10 million), the costs associated with the energy-efficiency revenues discussed above, higher non-pension related benefits expense ($5 million) and other expenses ($1 million), partially offset by lower bad debt expense ($6 million).  Taxes other than income taxes decreased due to the gross receipts taxes above.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Natural Gas Distribution business segment reported operating income of $120 million for the six months ended June 30, 2009 compared to operating income of $125 million for the six months ended June 30, 2008.  Operating margin improved $18 million primarily as a result of rate increases ($13 million), energy-efficiency revenues ($4 million), which are offset by the related expenses, increased non-utility revenues ($3 million) and increased other revenues ($4 million).  These margin increases were partially offset by decreased gross receipts taxes ($6 million).  Margin losses from commercial customers ($2 million) were partially offset by increased margin from residential customer growth with the addition of approximately 16,000 residential customers.  Operation and maintenance expenses increased $24 million primarily due to increased pension expense ($20 million), the costs associated with the energy-efficiency revenues discussed above and higher labor and non-pension related benefits expense ($4 million), partially offset by lower bad debt expense ($4 million).  Taxes other than income taxes decreased primarily due to the gross receipts taxes above.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2008 Form 10-K.
The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$1,243	$432	$2,363	$1,197
Expenses:
Natural gas	1,237	414	2,342	1,166
Operation and maintenance	10	10	18	20
Depreciation and amortization	—	1	1	2
Taxes other than income taxes	1	1	1	1
Total expenses	1,248	426	2,362	1,189
Operating Income (Loss)	$(5)	$6	$1	$8

Throughput (in Bcf)	129	114	267	255

Number of customers at period end	8,923	10,878	8,923	10,878

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $6 million for the three months ended June 30, 2009 compared to an operating loss of $5 million for the three months ended June 30, 2008. The increase in operating income of $11 million was primarily due to the favorable impact of mark-to-market accounting for non-trading financial derivatives for the second quarter of 2009 of $3 million versus an unfavorable impact of $10 million for the same period in 2008. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The derivative contracts create the mark-to-market accounting adjustment. This increase was offset by reduced margin of $2 million.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $8 million for the six months ended June 30, 2009 compared to $1 million for the six months ended June 30, 2008. The increase in operating income of $7 million was primarily due to the improvement of the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first six months of 2009 of  $16 million versus $32 million for the same period in 2008.  This improvement in mark-to-market valuation for the first six months of 2009 was offset by a $6 million write-down of natural gas inventory to the lower of cost or market. The remaining $3 million decrease was comprised of reduced margin of $1 million and increased operating expense of $2 million for the six months ended June 30, 2009 compared to the same period last year.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2008 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$192	$155	$325	$308
Expenses:
Natural gas	58	34	73	63
Operation and maintenance	16	41	46	76
Depreciation and amortization	11	12	23	24
Taxes other than income taxes	6	7	11	15
Total expenses	91	94	153	178
Operating Income	$101	$61	$172	$130

Transportation throughput (in Bcf) :	361	390	785	857

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Interstate Pipeline business segment reported operating income of $61 million for the three months ended June 30, 2009 compared to $101 million for the three months ended June 30, 2008.  Margins (revenues less natural gas costs) decreased by $13 million due to reduced ancillary services ($21 million) as a result of the decline in commodity prices from the significantly higher levels in 2008 and reduced other transportation margins ($3 million).  This decrease was partially offset by increased transportation margins primarily associated with new contracts with power generation customers ($6 million) and the Carthage to Perryville pipeline ($6 million).  Operation and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expense ($7 million).

Equity Earnings.  In addition, this business segment recorded equity income of $10 million and $9 million for the three months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The $10 million income in the second quarter of 2008 was pre-operating allowance for funds used during construction in 2008.  The second quarter of 2009 benefited from the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes. Our 50 percent share of those amounts was $4.8 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Interstate Pipeline business segment reported operating income of $130 million for the six months ended June 30, 2009 compared to $172 million for the six months ended June 30, 2008. Margins (revenues less natural gas costs) decreased by $7 million due to lower ancillary services ($27 million) as a result of the decline in commodity prices from the significantly higher levels in 2008 and reduced other transportation margins ($1 million).  This decrease was partially offset by increased transportation margins primarily from power generation customers ($9 million) and the Carthage to Perryville pipeline ($12 million).  Operation and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expense ($12 million).  Taxes other than income increased $4 million, $2 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $15 million and $7 million for the six months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in SESH.  The $15 million income in the six months ended June 30, 2008 was pre-operating allowance for funds used during construction in 2008.  The 2009 results include a non-cash charge of $5 million to reflect SESH’s decision to discontinue the use of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50 percent share was $4.8 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2008 Form 10-K.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2008
Revenues	$62	$56	$120	$113
Expenses:
Natural gas	8	11	6	18
Operation and maintenance	18	18	29	37
Depreciation and amortization	3	3	6	7
Taxes other than income taxes	1	1	2	2
Total expenses	30	33	43	64
Operating Income	$32	$23	$77	$49

Gathering throughput (in Bcf) :	104	102	202	206

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Our Field Services business segment reported operating income of $23 million for the three months ended June 30, 2009 compared to $32 million for the three months ended June 30, 2008. Operating income from new projects and core gathering services of approximately $7 million were more than offset by the effect of a decline in commodity prices from the significantly higher levels in 2008 of approximately $16 million.

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $2 million in the three months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Our Field Services business segment reported operating income of $49 million for the six months ended June 30, 2009 compared to $77 million for the six months ended June 30, 2008. Operating income from new projects and core gathering services added approximately $10 million in operating income for the six months ended June 30, 2009 when compared to the same period in 2008. This increase was more than offset by the effect of a decline in commodity prices of approximately $17 million from the significantly higher prices experienced in 2008. The six month period ended June 30, 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets.

Equity Earnings.  In addition, this business segment recorded equity income of $8 million and $4 million in the six months ended June 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

On May 1, 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG

Energy, Inc.  Under the terms of the separation agreement between CenterPoint Energy and RRI, a successor to RRI’s businesses must assume certain indemnity obligations described in that separation agreement to the extent those obligations relate to the businesses acquired. The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Our principal cash requirements for the remaining six months of 2009 are approximately $375 million of capital expenditures.

We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs in 2009. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  As of June 30, 2009, RRI was not required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Credit and Receivables Facilities.  As of July 27, 2009, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility		Amount Utilized at July 27, 2009	Termination Date
June 29, 2007	Revolver	$950	(1)	$475	June 29, 2012
November 25, 2008	Receivables	215		—	November 24, 2009
________
(1)
Lehman Brothers Bank, FSB, stopped funding its commitments following the bankruptcy filing of its parent in September 2008, effectively causing a reduction to the total available capacity of $20 million under CERC Corp.’s facility.  The $950 million facility size reported above does not reflect this reduction.

CERC Corp.’s $950 million credit facility’s first drawn cost is London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings.  The facility contains a debt to total capitalization covenant.  Under CERC Corp.’s credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on CERC Corp.’s credit rating. Borrowings under this facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary.

Availability under our 364-day receivables facility ranges from $128 million to $375 million, reflecting seasonal changes in receivables balances.  At December 31, 2008 and June 30, 2009 the facility size was $128 million and $265 million, respectively. As of December 31, 2008 and June 30, 2009, advances under the receivables facility were $78 million and $75 million, respectively.

We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.

CERC Corp.’s $950 million credit facility backstops a $915 million commercial paper program under which we began issuing commercial paper in February 2008. Our commercial paper is rated “P-3” by Moody’s Investors Service, Inc. (Moody’s), “A-3” by Standard & Poor’s Rating Services, a division of The McGraw Hill Companies (S&P), and “F2” by Fitch, Inc. (Fitch). As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

Securities Registered with the SEC.  We have a shelf registration statement covering $500 million principal amount of senior debt securities.

Temporary Investments.  As of July 27, 2009, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 27, 2009, we had borrowings of $64 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  As of August 3, 2009, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Baa3	Stable	BBB	Negative	BBB	Stable
__________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

CenterPoint Energy Services, Inc. (CES), a wholly owned subsidiary of CERC Corp. operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2009, the amount posted as collateral aggregated approximately $190 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral on one business days’ notice up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2009, unsecured credit limits extended to CES by counterparties aggregate $235 million; however, utilized credit capacity was $89 million. In addition, CERC Corp. and its subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $159 million as of June 30, 2009, the amount depending on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of June 30, 2009, provide that a payment default by CERC Corp. in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

Other Factors that Could Adversely Affect Cash Requirements.  In addition to the above factors, our liquidity and capital resources could be adversely affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, particularly given gas price levels and volatility;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	increased capital expenditures required for new gas pipeline or field services projects;

•	the ability of our customers to fulfill their payment obligations to us;

•
the ability of RRI and its subsidiaries and any successor companies to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which we are their guarantor;

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. CERC Corp.’s bank facility and our receivables facility limit our debt as a percentage of our total capitalization to 65%.

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

Item 4T.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2008 and 2009 was 3.82 and 2.75, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  August 12, 2009

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