Form 10-Q
period 2009-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2009-11-10
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of October 19, 2009, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change and health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

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

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

ii

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009

Revenues	$1,960	$965	$7,069	$4,432

Expenses:
Natural gas	1,532	582	5,675	3,081
Operation and maintenance	212	230	601	686
Depreciation and amortization	54	58	163	172
Taxes other than income taxes	33	31	129	126
Total	1,831	901	6,568	4,065

Operating Income	129	64	501	367

Other Income (Expense): Interest and other finance charges	(51)	(52)	(148)	(159)
Equity in earnings of unconsolidated affiliates	23	(3)	46	8
Other, net	3	1	7	4
Total	(25)	(54)	(95)	(147)

Income Before Income Taxes	104	10	406	220
Income tax expense	(37)	(5)	(153)	(86)
Net Income	$67	$5	$253	$134

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2008	September 30, 2009
Current Assets:
Cash and cash equivalents	$1	$1
Accounts and notes receivable, net	774	331
Accrued unbilled revenue	480	99
Accounts and notes receivable – affiliated companies	9	15
Materials and supplies	54	78
Natural gas inventory	441	225
Non-trading derivative assets	118	50
Taxes receivable	—	144
Deferred tax asset, net	25	—
Prepaid expenses and other current assets	327	264
Total current assets	2,229	1,207

Property, Plant and Equipment:
Property, plant and equipment	6,313	6,743
Less accumulated depreciation and amortization	950	1,081
Property, plant and equipment, net	5,363	5,662

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	20	15
Investment in unconsolidated affiliates	345	471
Notes receivable from unconsolidated affiliates	323	—
Other	235	202
Total other assets	2,619	2,384

Total Assets	$10,211	$9,253

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2008	September 30, 2009
Current Liabilities:
Short-term borrowings	$153	$40
Current portion of long-term debt	7	7
Accounts payable	722	282
Accounts and notes payable — affiliated companies	33	270
Taxes accrued	99	74
Interest accrued	54	69
Customer deposits	59	65
Non-trading derivative liabilities	87	45
Other	302	235
Total current liabilities	1,516	1,087

Other Liabilities:
Accumulated deferred income taxes, net	864	1,052
Non-trading derivative liabilities	47	42
Benefit obligations	114	108
Regulatory liabilities	508	533
Other	101	142
Total other liabilities	1,634	1,877

Long-term Debt	3,712	2,805

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	935	1,069
Accumulated other comprehensive loss	(2)	(1)
Total stockholder’s equity	3,349	3,484

Total Liabilities and Stockholder’s Equity	$10,211	$9,253

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine months Ended September 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$253	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	172
Amortization of deferred financing costs	7	7
Deferred income taxes	62	235
Write-down of natural gas inventory	24	6
Equity in earnings of unconsolidated affiliates, net of distributions	(45)	(4)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	469	819
Accounts receivable/payable, affiliates	40	(8)
Inventory	(241)	186
Taxes receivable	(26)	(144)
Accounts payable	(118)	(440)
Fuel cost over (under) recovery	(11)	(53)
Interest and taxes accrued	(23)	(10)
Non-trading derivatives, net	(22)	26
Margin deposits, net	(96)	89
Other current assets	20	23
Other current liabilities	(16)	(2)
Other assets	(1)	4
Other liabilities	(37)	(10)
Other, net	(33)	—
Net cash provided by operating activities	369	1,030

Cash Flows from Investing Activities:
Capital expenditures	(358)	(458)
Decrease (increase) in notes receivable from unconsolidated affiliates	(175)	323
Investment in unconsolidated affiliates	(207)	(111)
Other, net	34	(3)
Net cash used in investing activities	(706)	(249)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(82)	(113)
Long-term revolving credit facility, net	595	(916)
Proceeds from commercial paper, net	—	15
Proceeds from long-term debt	300	—
Payments of long-term debt	(307)	(6)
Increase (decrease) in notes payable to affiliates	(67)	239
Debt issuance costs	(2)	—
Dividend to parent	(100)	—
Net cash provided by (used in) financing activities	337	(781)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$137	$136
Income taxes	148	18
Non-cash transactions:
Accounts payable related to capital expenditures	54	51

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Effective January 1, 2009, CERC adopted new accounting guidance which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CERC’s Derivative Instruments footnote (see Note 5).

In December 2008, the FASB issued new accounting guidance on employers' disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new accounting guidance is effective for fiscal years ending after December 15, 2009. CERC expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009. CERC’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  See Note 13 for the required disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009. CERC’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 16 for the subsequent event related disclosures.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CERC expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CERC’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2009	2008	2009
	(in millions)
Interest cost	$2	$2	$6	$6
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	1	2	2
Net periodic cost	$2	$2	$7	$7

CERC expects to contribute approximately $16 million to CenterPoint Energy’s postretirement benefit plan in 2009, of which $4 million and $12 million, respectively, have been contributed during the three and nine months ended September 30, 2009.

(4)	Regulatory Matters

(a) Rate Proceedings

Texas. In March 2008, the natural gas distribution businesses of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, Gas Operations implemented rates that are expected to increase annual revenues by approximately $3.5 million.  The implemented rates have been contested by 9 cities. CERC does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. If approved by the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $25.4 million.  The proposed increase would allow Gas Operations to recover increased operating costs, which include higher pension expense.  It would also provide a return on the additional capital invested to serve its customers.  In addition, Gas Operations is seeking an adjustment mechanism similar to that obtained in the Texas Coast rate proceeding discussed above that would annually adjust rates to reflect changes in capital, expenses and usage. CERC does not expect an order from the Railroad Commission and the cities until the first quarter of 2010.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The court ordered the case remanded to the MPUC for reconsideration under the same principles the MPUC had applied in previously granted waiver requests. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court, and in July 2008, the Minnesota Supreme Court agreed to review the decision.  In July 2009, the Minnesota Supreme Court issued its decision in which it reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

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

Mississippi. In July 2009, Gas Operations filed a request with the Mississippi Public Service Commission (MPSC) to increase its rates by $6.2 million annually.  In October 2009, the MPSC issued an order whereby Gas Operations would retain 100% of the benefits of an asset management agreement covering Mississippi pipeline and gas storage capacity, withdraw its request to increase base rates and not file another general rate increase, with certain exceptions, prior to July 1, 2011.

(b) Regulatory Accounting

CERC has a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline.  In 2009, SESH discontinued the use of guidance for accounting for regulated operations, which resulted in CERC recording its share of the effects of such write-offs of SESH’s regulatory assets through non-cash pre-tax charges for the quarters ended March 31, 2009 and September 30, 2009 of $5 million and $11 million, respectively.  These non-cash charges are reflected in equity in earnings of unconsolidated affiliates in the Condensed Statements of Consolidated Income.  The related tax benefits of $2 million and $4 million, respectively, are reflected in the income tax expense line of the Condensed Statements of Consolidated Income.

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

In prior years, CERC entered into certain derivative instruments that were designated as cash flow hedges. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CERC’s wholesale and retail customer obligations.  If derivatives are designated as a cash flow hedge, the effective portions of the changes in their fair values are reflected initially as a separate component of stockholder’s equity and subsequently recognized in income at the same time the hedged items impact earnings. The ineffective portions of changes in fair values of derivatives designated as hedges are immediately recognized in income. Changes in derivatives not designated as normal or as cash flow hedges are recognized in income as they occur. CERC does not enter into or hold derivative instruments for trading purposes.

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

(a) Non-Trading Activities

Derivative Instruments. CERC enters into certain derivative instruments to manage physical commodity price risks that do not qualify or are not designated as cash flow or fair value hedges. CERC utilizes these financial instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading.

During the three months ended September 30, 2008, CERC recorded increased natural gas revenues from unrealized net gains of $80 million and increased natural gas expense from unrealized net losses of $34 million, resulting in a net unrealized gain of $46 million. During the three months ended September 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $31 million, resulting in a net unrealized loss of $6 million.

During the nine months ended September 30, 2008, CERC recorded increased natural gas revenues from unrealized net gains of $51 million and increased natural gas expense from unrealized net losses of $37 million, resulting in a net unrealized gain of $14 million. During the nine months ended September 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $71 million and decreased natural gas expense from unrealized net gains of $49 million, resulting in a net unrealized loss of $22 million.

Weather Hedges.  CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its operations in Arkansas, Louisiana, Oklahoma and a portion of Texas.  The remaining Gas Operations jurisdictions do not have such mechanisms.  As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of these operations.

In 2007, 2008 and 2009, CERC entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather.  During the three and nine months ended September 30, 2008, CERC recognized losses of $-0- and $13 million, respectively, related to these swaps.  During the three and nine months ended September 30, 2009, CERC recognized losses of $-0- and $3 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities.  The first table provides a balance sheet overview of CERC’s Derivative Assets and Liabilities as of September 30, 2009, while the latter tables provide a breakdown of the related income statement impact for the three and nine months ended September 30, 2009.

Fair Value of Derivative Instruments
	September 30, 2009
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$59	$(9)
Commodity contracts (1)	Other Assets	16	(1)
Commodity contracts (1)	Current Liabilities	26	(137)
Commodity contracts (1)	Other Liabilities	2	(94)
Total		$103	$(241)
_______
(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for commodity contracts is comprised of derivative gross volumes totaling 668 billion cubic feet (Bcf) or a net 138 Bcf long position.   Of the net long position, basis swaps constitute 61 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 56 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $22 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $116 million.

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

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Three Months Ended September 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$(4)
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(27)
Total		$(31)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(31) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Nine Months Ended September 30, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$80
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(218)
Total		$(138)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(148) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions require CERC to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CERC is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at September 30, 2009 is $151 million.  The aggregate fair value of assets that are already posted as collateral at September 30, 2009 is $82 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at September 30, 2009, $69 million of additional assets would be required to be posted as collateral.

(6)	Fair Value Measurements

Effective January 1, 2008, CERC adopted new accounting guidance on fair value measurements which requires additional disclosures about CERC’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CERC adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CERC’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2009
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Derivative assets	2	94	7	(38)	65
Total assets	$14	$94	$7	$(38)	$77
Liabilities
Derivative liabilities	$16	$207	$18	$(154)	$87
Total liabilities	$16	$207	$18	$(154)	$87
__________
(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $116 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,
	2008	2009
	(in millions)
Beginning balance	$6	$(17)
Total unrealized gains or (losses):
Included in earnings	(61)	2
Included in regulatory assets	—	3
Purchases, sales, other settlements, net	(4)	1 (1)
Ending balance	$(59)	$(11)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$3
__________
(1)	Purchases, sales, other settlements, net include a less than $1 million gain associated with price stabilization activities of CERC’s Natural Gas Distribution business segment.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Nine Months Ended September 30,
	2008	2009
	(in millions)
Beginning balance	$(3)	$(58)
Total unrealized gains or (losses):
Included in earnings	(52)	—
Included in regulatory assets	—	(13)
Purchases, sales, other settlements, net	(4)	60 (1)
Ending balance	$(59)	$(11)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$9	$2
_________
(1)	Purchases, sales, other settlements, net include a $57 million gain associated with price stabilization activities of CERC’s Natural Gas Distribution business segment.

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2008 and September 30, 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

CERC performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

CERC performed the test at July 1, 2009, its annual impairment testing date, and determined that no impairment charge for goodwill was required.

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions)
Net income	$67	$5	$253	$134
Other comprehensive income (loss):
Adjustment to pension and other postretirement plans (net of tax of $1, $-0-, $1 and $1)	(1)	—	(1)	1
Reclassification of deferred gain from cash flow hedges realized in net income (net of tax of $-0-, $-0-,$2, $-0-)	(1)	—	(5)	—
Other comprehensive income (loss)	(2)	—	(6)	1
Comprehensive income	$65	$5	$247	$135

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2008	September 30, 2009
	(in millions)
Adjustment to pension and other postretirement plans	(2)	(1)
Total accumulated other comprehensive income	$(2)	$(1)

(9)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of December 31, 2008 and September 30, 2009, CERC had borrowings from the money pool of $-0- and $239 million, respectively.

For both the three months ended September 30, 2008 and 2009, CERC had net interest expense related to affiliate borrowings of less than $1 million. For the nine months ended September 30, 2008 and 2009, CERC had net interest expense related to affiliate borrowings of approximately $1 million and less than $1 million, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate. Amounts charged to CERC for these services were $35 million and $39 million for the three months ended September 30, 2008 and 2009, respectively, and $105 million and $115 million for the nine months ended September 30, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility now ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2008 and September 30, 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and September 30, 2009, advances under the receivables facilities were $78 million and $40 million, respectively.

Inventory Financing. In December 2008, CERC entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and, as of December 31, 2008 and September 30, 2009, CERC’s financial statements reflect natural gas inventory of $75 million and $-0-, respectively, and a financing obligation of $75 million and $-0-, respectively, related to this transaction.

(b) Long-term Debt

Revolving Credit Facility.  On October 7, 2009, the size of the CERC Corp. revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.  CERC Corp.’s $915 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant.

Under CERC Corp.’s $915 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on CERC Corp.’s credit rating.

As of December 31, 2008 and September 30, 2009, CERC Corp. had $926 million and $10 million, respectively, of borrowings under its $915 million credit facility.  There was $-0- and $15 million of outstanding commercial paper backstopped by CERC Corp.’s credit facility as of December 31, 2008 and September 30, 2009, respectively.  CERC Corp. was in compliance with all debt covenants as of September 30, 2009.

(11)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2009, minimum payment obligations for natural gas supply commitments are approximately $151 million for the remaining three months in 2009, $449 million in 2010, $466 million in 2011, $383 million in 2012, $371 million in 2013 and $738 million after 2013.

(b) Capital Commitments

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. CEFS has also acquired existing jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.

Under the terms of the agreements, CEFS commenced gathering and treating services immediately utilizing the acquired facilities. CEFS will also expand the acquired facilities to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas from their current throughput of over 100 MMcf per day. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.

New construction to reach capacity of 700 MMcf per day includes more than 200 miles of pipelines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

Each of the agreements includes volume commitments for which CEFS has exclusive rights to gather Shell’s and EnCana’s natural gas production.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 billion cubic feet per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments.

(c) Legal, Environmental and Other Regulatory Matters

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the federal district court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case has been consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. Following dismissal of the plaintiff's motion to the Tenth Circuit for rehearing, the plaintiff sought review by the United States Supreme Court, but his petition for certiorari was denied in October 2009.

In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners, in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs' request for class certification of their case, but the plaintiffs have sought rehearing of that dismissal.

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

In June 2007, CenterPoint Energy, CERC Corp., EGMC and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case. In October 2007, CEFS and CEPS joined the petition in the Travis County case.  In October 2008, the district court ruled that the Railroad Commission had exclusive original jurisdiction over the Texas claims asserted against CenterPoint Energy, CERC Corp., EGMC and the other defendants in the Miller County case.  In January 2009, the court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over Texas claims.  All appellate deadlines expired without an appeal of the final declaratory judgment.

In August 2007, the Arkansas plaintiff in the Miller County litigation initiated a complaint at the APSC seeking a decision concerning the extent of the APSC’s jurisdiction over the Miller County case and an investigation into the merits of the allegations asserted in his complaint with respect to CERC. In February 2009, the Arkansas plaintiff notified the APSC that he would no longer pursue his claims, and in July 2009 the complaint proceeding was dismissed by the APSC.  All appellate deadlines expired without an appeal of the dismissal order.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At September 30, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of September 30, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing is required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP.  In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. CERC does not expect the ultimate outcome to have a material impact on its financial condition, results of operations or cash flows.

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

Groundwater Contamination Litigation. Predecessor entities of CERC, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of CERC held an interest in two oil and gas leases on a portion of the property at issue, neither it nor any other CERC entities drilled or conducted other oil and gas operations on those leases.  In January 2009, CERC and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources, is expected to resolve this litigation. CERC does not expect the outcome of this litigation to have a material adverse impact on its financial condition, results of operations or cash flows.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  As of September 30, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 38%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 49% and 39%, respectively.  Lower pre-tax income in 2009 primarily affected the comparability of the effective tax rate for the three months ended September 30, 2008 and 2009.

The following table summarizes CERC’s uncertain tax positions at December 31, 2008 and September 30, 2009:

	December 31, 2008	September 30, 2009
	(in millions)
Liability (receivable) for uncertain tax positions	$(12)	$8
Portion of receivable for uncertain tax positions that, if recognized, would reduce the effective income tax rate	1	-
Interest accrued on uncertain tax positions	(4)	(5)

(13)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The fair values of non-trading derivative assets and liabilities are equivalent to their carrying amounts in the Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009 and have been determined using quoted market prices for the same or similar instruments when available or other estimation techniques (see Notes 5 and 6). Therefore, these financial instruments are stated at fair value and are excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$3,719	$3,568	$2,812	$2,939

(14)	Reportable Business Segments

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$548	$2	$(6)
Competitive Natural Gas Sales and Services	1,256	13	35
Interstate Pipelines	96	47	55	(1)
Field Services	60	11	44
Other Operations	—	—	1
Eliminations	—	(73)	—
Consolidated	$1,960	$—	$129

	For the Three Months Ended September 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$400	$2	$(15)
Competitive Natural Gas Sales and Services	395	4	(8)
Interstate Pipelines	119	34	64
Field Services	51	12	23
Other Operations	—	—	—
Eliminations	—	(52)	—
Consolidated	$965	$—	$64

	For the Nine Months Ended September 30, 2008
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)		Total Assets as of December 31, 2008
Natural Gas Distribution	$2,969	$7	$119		$4,961
Competitive Natural Gas Sales and Services	3,599	33	36		1,315
Interstate Pipelines	337	131	227	(1)	3,578
Field Services	164	27	121	(2)	826
Other Operations	—	—	(2)		724
Eliminations	—	(198)	—		(1,193)
Consolidated	$7,069	$—	$501		$10,211

	For the Nine Months Ended September 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2009
Natural Gas Distribution	$2,334	$7	$105	$4,281
Competitive Natural Gas Sales and Services	1,585	11	—	1,065
Interstate Pipelines	355	106	194	3,478
Field Services	158	18	72	934
Other Operations	—	—	(4)	404
Eliminations	—	(142)	—	(909)
Consolidated	$4,432	$—	$367	$9,253

(1)
Included in operating income of Interstate Pipelines for the three and nine months ended September 30, 2008 is a $7 million loss on pipeline assets removed from service.  Also included in operating income of Interstate Pipelines for the nine months ended September 30, 2008 is an $18 million gain on the sale of two storage development projects.

(2)
Included in operating income of Field Services for the nine months ended September 30, 2008 is an $11 million gain related to a settlement and contract buyout of one of its customers and a $6 million gain on the sale of assets.

(15)	Other Currents Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009 was $128 million and $81 million, respectively of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2009 was $79 million and $21 million, respectively, of over recovered gas cost.

(16)	Subsequent Events

CERC has evaluated all subsequent events through the date these Interim Condensed Financial Statements were issued, which was November 10, 2009.

Item 2.              MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2009. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2008 Form 10-K.

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treatment Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), our wholly-owned natural gas gathering and treating subsidiary, entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from the Haynesville Shale and Bossier Shale formations in Texas and Louisiana. CEFS has also acquired existing jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.

Under the terms of the agreements, CEFS commenced gathering and treating services immediately utilizing the acquired facilities. CEFS will also expand the acquired facilities to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas from their current throughput of over 100 MMcf per day. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.

New construction to reach capacity of 700 MMcf per day includes more than 200 miles of pipelines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

Each of the agreements includes volume commitments for which CEFS has exclusive rights to gather Shell’s and EnCana’s natural gas production.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 billion cubic feet per day (Bcf), CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction will be provided from anticipated cash flows from operations, lines of credit or proceeds from the sale of debt or equity securities.

Debt Transactions

On August 13, 2009, Southeast Supply Header, LLC (SESH) issued $375 million of 4.85% senior notes due 2014.  SESH used one-half of the proceeds of the notes to repay a construction loan to us in the amount of $186 million.  We used the proceeds from the construction loan repayment to repay borrowings under CERC Corp.’s credit facility.

On October 7, 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

On October 9, 2009, we amended our receivables facility to extend the termination date to October 8, 2010.  Availability under our 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

Asset Management Agreements

Our natural gas distribution businesses (Gas Operations) entered into various asset management agreements associated with its utility distribution service in Arkansas, Oklahoma, Louisiana, Mississippi and Texas.  Generally, an asset management agreement is a contract between an asset holder and an asset manager that strives to maximize the revenue-earning potential of the asset. In these agreements, Gas Operations agreed to release transportation and storage capacity to another party to manage gas storage, supply and delivery arrangements for Gas Operations when the released capacity is not needed and thereby maximize the value of the assets. Gas Operations will be compensated by the asset manager, in part based on the results of the asset optimization, and entering into the asset management agreements will reduce working capital requirements.   The agreements are expected, subject to regulatory approval, to commence in the fourth quarter of 2009 and to continue for various terms extending up to 2016.

Gas Operations has filed applications with state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma for approval of the applicable asset management agreements and to retain a share of the proceeds, with the remainder to benefit customers.  Commission approval has been obtained in Louisiana, Oklahoma, Mississippi and for one of two agreements in Arkansas.  A filing is expected to be made in Texas in the fourth quarter of 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part II of this Form 10-Q.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2008 and 2009, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions)
Revenues	$1,960	$965	$7,069	$4,432
Expenses:
Natural gas	1,532	582	5,675	3,081
Operation and maintenance	212	230	601	686
Depreciation and amortization	54	58	163	172
Taxes other than income taxes	33	31	129	126
Total Expenses	1,831	901	6,568	4,065
Operating Income	129	64	501	367
Interest and Other Finance Charges	(51)	(52)	(148)	(159)
Equity in earnings of unconsolidated affiliates	23	(3)	46	8
Other Income, net	3	1	7	4
Income Before Income Taxes	104	10	406	220
Income Tax Expense	(37)	(5)	(153)	(86)
Net Income	$67	$5	$253	$134

Three months ended September 30, 2009 compared to three months ended September 30, 2008

We reported net income of $5 million for the three months ended September 30, 2009 compared to $67 million for the same period in 2008.  The decrease in net income of $62 million was primarily due to a $65 million decrease in operating income from our business segments as discussed below and a $26 million decrease in equity in earnings of unconsolidated affiliates, partially offset by a $32 million decrease in income tax expense.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

We reported net income of $134 million for the nine months ended September 30, 2009 compared to $253 million for the same period in 2008.  The decrease in net income of $119 million was primarily due to a $134 million decrease in operating income from our business segments as discussed below, a $38 million decrease in equity in earnings of unconsolidated affiliates and an $11 million increase in interest and other finance charges, partially offset by a $67 million decrease in income tax expense.

Income Tax Expense. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 38%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 49% and 39%, respectively.  Lower pre-tax income in 2009 primarily affected the comparability of the effective tax rate for the three months ended September 30, 2008 and 2009.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2008 and 2009 (in millions), followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Natural Gas Distribution	$(6)	$(15)	$119	$105
Competitive Natural Gas Sales and Services	35	(8)	36	—
Interstate Pipelines	55	64	227	194
Field Services	44	23	121	72
Other Operations	1	—	(2)	(4)
Total Consolidated Operating Income	$129	$64	$501	$367

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$550	$402	$2,976	$2,341
Expenses:
Natural gas	351	198	2,196	1,538
Operation and maintenance	139	157	436	478
Depreciation and amortization	40	40	118	121
Taxes other than income taxes	26	22	107	99
Total expenses	556	417	2,857	2,236
Operating Income (Loss)	$(6)	$(15)	$119	$105

Throughput (in Bcf):
Residential	13	13	117	111
Commercial and industrial	41	38	171	154
Total Throughput	54	51	288	265

Number of customers at period end:
Residential	2,936,777	2,954,095	2,936,777	2,954,095
Commercial and industrial	244,959	241,036	244,959	241,036
Total	3,181,736	3,195,131	3,181,736	3,195,131

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Natural Gas Distribution business segment reported an operating loss of $15 million for the three months ended September 30, 2009 compared to an operating loss of $6 million for the three months ended September 30, 2008. Operating margin (revenues less cost of gas) increased $5 million primarily due to increased rates ($4 million). Operation and maintenance expenses increased $18 million primarily due to increased pension expense ($8 million), higher labor and non-pension related benefits expense ($4 million), customer related expenses and support services costs ($5 million) and increases in other expenses ($4 million), partially offset by lower bad debt expense ($4 million).  Taxes other than income taxes decreased primarily due to lower gross receipts taxes.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Natural Gas Distribution business segment reported operating income of $105 million for the nine months ended September 30, 2009 compared to operating income of $119 million for the nine months ended September 30, 2008.  Operating margin improved $23 million primarily as a result of rate increases ($18 million), recovery of higher energy-efficiency costs ($4 million), increased non-utility revenues ($5 million), residential customer growth ($2 million), with the addition of approximately 17,000 customers, and increased margin from commercial and industrial customers ($2 million), partially offset by decreased gross receipts taxes ($10 million).  Operation and maintenance expenses increased $42 million primarily due to increased pension expense ($26 million), higher labor and non-pension related benefits expense ($11 million) and increased customer-related expenses and support services costs ($11 million), partially offset by lower bad debt expense ($8 million) and other expense reductions ($3 million).  Depreciation expense increased due to higher plant balances.  Taxes other than income taxes decreased due to the gross receipts taxes above, partially offset by an increase in property taxes ($2 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$1,269	$399	$3,632	$1,596
Expenses:
Natural gas	1,225	396	3,567	1,562
Operation and maintenance	8	10	26	30
Depreciation and amortization	1	1	2	3
Taxes other than income taxes	-	-	1	1
Total expenses	1,234	407	3,596	1,596
Operating Income (Loss)	$35	$(8)	$36	$-

Throughput (in Bcf)	125	115	392	370

Number of customers at period end	8,988	10,934	8,988	10,934

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $8 million for the three months ended September 30, 2009 compared to operating income of $35 million for the three months ended September 30, 2008.  The decrease in operating income of $43 million was primarily due to the unfavorable impact of mark-to-market accounting for non-trading financial derivatives for the third quarter of 2009 of $6 million versus a favorable impact of $46 million for the same period in 2008. Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales. The derivative contracts create the mark-to-market accounting adjustment.  This decrease was partially offset by the absence of a write-down of natural gas inventory to the lower of cost or market in the current quarter as compared to a $24 million write-down in the third quarter 2008. The remaining $15 million decrease was comprised of reduced margin of $12 million, due to lower sales volume and reduced locational spreads and increased operating expense of $3 million.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Competitive Natural Gas Sales and Services business segment reported operating income of $-0- for the nine months ended September 30, 2009 compared to operating income of $36 million for the nine months ended September 30, 2008.  The decrease in operating income of $36 million was primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first nine months of 2009 of $22 million versus a favorable impact of $14 million for the same period in 2008.  This decrease in operating income was partially offset by a $6 million write-down of natural gas inventory to the lower of cost or market for the nine months ended September 30, 2009 compared to a $24 million write-down in the same period last year. The remaining $18 million decrease was comprised of reduced margin of $13 million and increased operating expense of $5 million for the nine months ended September 30, 2009 compared to the same period last year.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$143	$153	$468	$461
Expenses:
Natural gas	24	22	97	85
Operation and maintenance	47	47	93	123
Depreciation and amortization	11	12	34	36
Taxes other than income taxes	6	8	17	23
Total expenses	88	89	241	267
Operating Income	$55	$64	$227	$194

Transportation throughput (in Bcf) :	360	378	1,145	1,235

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Interstate Pipeline business segment reported operating income of $64 million for the three months ended September 30, 2009 compared to $55 million for the three months ended September 30, 2008.  Margins (revenues less natural gas costs) increased $12 million primarily due to a new backhaul agreement on the Carthage to Perryville pipeline ($10 million) and new contracts with power generation customers ($6 million).  These increases were partially offset by reduced other transportation margins and ancillary services ($4 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased due to costs associated with incremental facilities and increased pension expenses ($7 million), but that increase was offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $1 million and taxes other than income increased by $2 million, $1 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $18 million and equity loss of $5 million for the three months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in SESH, a jointly-owned pipeline that went into service in September 2008.  Approximately $17 million of income in the third quarter of 2008 was pre-operating allowance for funds used during construction in 2008.  The third quarter 2009 loss of $5 million included a non-cash pre-tax charge of $11 million associated with the write-off of certain regulatory assets resulting from SESH’s decision to discontinue the use of guidance for accounting for regulated operations. The charge more than offset the equity income from SESH’s ongoing operations of $6 million for the third quarter of 2009.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Interstate Pipeline business segment reported operating income of $194 million for the nine months ended September 30, 2009 compared to $227 million for the nine months ended September 30, 2008. Margins (revenues less natural gas costs) increased $5 million primarily due to the Carthage to Perryville pipeline ($22 million) and new contracts with power generation customers ($15 million).  These increases were partially offset by reduced other transportation margins and ancillary services ($32 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased primarily due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities and increased pension expenses ($19 million).  These expenses were partially offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $2 million and taxes other than income increased by $6 million, $3 million of which was due to 2008 tax refunds.

Equity Earnings.  In addition, this business segment recorded equity income of $34 million and $2 million for the nine months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in SESH.  Approximately $33 million of the income in the nine months ended September 30, 2008 was pre-operating allowance for funds used during construction in 2008.  The 2009 results include a non-cash pre-tax charge of

$16 million to reflect SESH’s decision to discontinue the use of guidance for accounting for regulated operations and the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50 percent share was $5 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2008 and 2009 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$71	$63	$191	$176
Expenses:
Natural gas	5	18	11	36
Operation and maintenance	19	17	48	54
Depreciation and amortization	3	4	9	11
Taxes other than income taxes	-	1	2	3
Total expenses	27	40	70	104
Operating Income	$44	$23	$121	$72

Gathering throughput (in Bcf) :	109	106	311	312

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Our Field Services business segment reported operating income of $23 million for the three months ended September 30, 2009 compared to $44 million for the three months ended September 30, 2008.  Operating income from new projects and core gathering services increased approximately $4 million for the three months ended September 30, 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays.  This increase was offset primarily by the effect of a decline in commodity prices from the significantly higher levels in 2008 of approximately $20 million. In addition, operating income decreased from the prior year quarter associated with gains from system imbalances ($3 million).

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $2 million in the three months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Our Field Services business segment reported operating income of $72 million for the nine months ended September 30, 2009 compared to $121 million for the nine months ended September 30, 2008.  Operating income from new projects and core gathering services increased approximately $16 million for the nine months ended September 30, 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays.  This increase was offset primarily by the effect of a decline in commodity prices of approximately $43 million from the significantly higher prices experienced in 2008. Operating income for the nine months ended September 30, 2009 also included higher costs associated with incremental facilities and increased pension costs ($5 million). The nine month period September 30, 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a one-time gain ($6 million) related to the sale of assets.

Equity Earnings.  In addition, this business segment recorded equity income of $12 million and $6 million in the nine months ended September 30, 2008 and 2009, respectively, from its 50 percent interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquids prices.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2008 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Our principal cash requirements for the remaining three months of 2009 are approximately $217 million of capital expenditures.

We expect that borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining three months of 2009. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  As of September 30, 2009, RRI was not required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Credit and Receivables Facilities.  On October 7, 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

On October 9, 2009, we amended our receivables facility to extend the termination date to October 8, 2010.  Availability under our 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

As of October 19, 2009, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at October 19, 2009	Termination Date
June 29, 2007	Revolver	$915	$30	June 29, 2012
October 9, 2009	Receivables	150	—	October 8, 2010

CERC Corp.’s $915 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings.  The facility contains a debt to total capitalization covenant.  Under CERC Corp.’s credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on CERC

Corp.’s credit rating. Borrowings under this facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary.

We are currently in compliance with the various business and financial covenants contained in the respective receivables and credit facilities.

CERC Corp.’s $915 million credit facility backstops a $915 million commercial paper program under which we began issuing commercial paper in February 2008. Our commercial paper is rated “P-3” by Moody’s Investors Service, Inc. (Moody’s), “A-3” by Standard & Poor’s Rating Services, a division of The McGraw Hill Companies (S&P), and “F2” by Fitch, Inc. (Fitch). As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements. We cannot assure you that these ratings, or the credit ratings set forth below in “— Impact on Liquidity of a Downgrade in Credit Ratings,” will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

Securities Registered with the SEC.  We have a shelf registration statement covering $500 million principal amount of senior debt securities.

Temporary Investments.  As of October 19, 2009, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 19, 2009, we had borrowings of $272 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  As of October 19, 2009, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our $915 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2009, the impact on the borrowing costs under our bank credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase our cash collateral requirements and reduce our earnings.

We and our subsidiaries purchase natural gas under supply agreements that contain an aggregate credit threshold of $100 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2009, the amount posted as collateral aggregated approximately $140 million ($94 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2009, unsecured credit limits extended to CES by counterparties aggregate $241 million; however, utilized credit capacity was $73 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $180 million as of September 30, 2009.  The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of September 30, 2009, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

•
the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which we are their guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Item 4T.           CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.           RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2008 Form 10-K.

The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2008 Form 10-K, summarize the principal risk factors associated with our businesses.

Risk Factors Affecting Our Businesses

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Rates for our natural gas distribution business (Gas Operations) are regulated by certain municipalities and state commissions, and for our interstate pipelines by the Federal Energy Regulatory Commission, based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

We are subject to risk associated with changes in the price of natural gas. Increases in natural gas prices might affect our ability to collect balances due from our customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into our tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which we operate thereby resulting in decreased sales volumes and revenues and (ii) increase the risk that our suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase our working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that we must provide under our hedging arrangements.

A decline in our credit rating could result in us having to provide collateral in order to purchase gas or under our shipping or hedging arrangements.

If our credit rating were to decline, we might be required to post cash collateral in order to purchase natural gas or under our shipping or hedging arrangements. If a credit rating downgrade and the resultant cash collateral requirement were to occur at a time when we were experiencing significant working capital requirements or otherwise lacked liquidity, our results of operations, financial condition and cash flows could be adversely affected.

The revenues and results of operations of our interstate pipelines and field services businesses are subject to fluctuations in the supply and price of natural gas and natural gas liquids.

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

The actual cost of pipelines under construction, future pipeline, gathering and treating systems and related compression facilities may be significantly higher than we had planned.

Our subsidiaries have been recently involved in significant pipeline construction projects and, depending on available opportunities, may, from time to time, be involved in additional significant pipeline construction and gathering and treating system projects in the future. The construction of new pipelines, gathering and treating systems and related compression facilities may require the expenditure of significant amounts of capital, which may exceed our estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating or compression facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel and nickel, labor shortages or delays, weather delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. As a result, there is the risk that the new facilities may not be able to achieve our expected investment return, which could adversely affect our financial condition, results of operations or cash flows.

The states in which we provide regulated local gas distribution may, either through legislation or rules, adopt restrictions similar to or broader than those under the Public Utility Holding Company Act of 1935 regarding organization, financing and affiliate transactions that could have significant adverse impacts on our ability to operate.

The Public Utility Holding Company Act of 1935, to which CenterPoint Energy and its subsidiaries were subject prior to its repeal in the Energy Policy Act of 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which we do business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility businesses that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

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

As of September 30, 2009, we had $3.1 billion of outstanding indebtedness on a consolidated basis. As of September 30, 2009, approximately $603 million principal amount of this debt is required to be paid through 2011 and an additional $239 million is money pool borrowings.  Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from us; and

•	provisions of relevant tax and securities laws.

Our current credit ratings are discussed in “Management’s Narrative Analysis of Results of Operations— Liquidity — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 2 of Part I of this Form 10-Q. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

     The creditworthiness and liquidity of our parent company and our affiliates could affect our creditworthiness and liquidity.

        Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our affiliates.  As of September 30, 2009, CenterPoint Energy and its subsidiaries other than us have approximately $219 million principal amount of debt required to be paid through 2011.  This amount excludes amounts related to capital leases, transition bonds and indexed debt securities obligations. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow any funds that we might invest from time to time in the money pool were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

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

In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. These indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI were unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy and its subsidiaries were not released from the liability in connection with the transfer, we and, CenterPoint Energy could be responsible for satisfying the liability.

Prior to CenterPoint Energy's distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide us cash or letters of credit as security against our obligations under its remaining guaranties if and to the extent changes in market conditions expose us to a risk of loss on those guaranties. As of September 30, 2009, RRI was not required to provide security to us. If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Our potential exposure under the guaranties relates to payment of demand charges related to transportation contracts. The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $99 million as of September 30, 2009. RRI continues to meet its obligations under the contracts, and on the basis of market conditions, we and CenterPoint Energy have not required additional security. However, if RRI should fail to perform its obligations under the contracts or if RRI should fail to provide adequate security in the event market conditions change adversely, we would retain our exposure to the counterparty under the guaranty.

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

Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of energy sales in California and other markets and financial reporting matters. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include the effect of RRI’s financial results on Reliant Energy’s historical financial statements and liability of Reliant Energy as a controlling shareholder of RRI. We or CenterPoint Energy could incur liability if claims in one or more of these lawsuits were successfully asserted against us, CenterPoint Energy and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

The global financial crisis may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business, liquidity and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facility should they occur could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy's pension plan in which we participate. These reductions are expected to result in increased non-

cash pension expense in 2009, which will impact 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

In addition to the credit and financial market issues, the national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Item 5.              OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2008 and 2009 was 3.18 and 2.24, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  November 10, 2009

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