Form 10-K
period 2009-12-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2010-03-11
CIK 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-13265
______________________________

CenterPoint Energy Resources Corp.
(Exact name of registrant as specified in its charter)

Delaware	76-0511406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Louisiana
Houston, Texas 77002	(713) 207-1111
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
6.625% Senior Notes due 2037	New York Stock Exchange

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates as of June 30, 2009: None

i

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers, and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2007, 2008 and 2009.

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

Our reportable business segments are Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations.  From time to time, we consider the acquisition or the disposition of assets or businesses.

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

Natural Gas Distribution

Our natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2009, approximately 43% of Gas Operations’ total throughput was to residential customers and approximately 57% was to commercial and industrial customers.

Gas Operations also provides unregulated services consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment in Minnesota.

The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2009, approximately 70% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Gas Operations suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.  As of December 31, 2009, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of natural gas distribution rate proceedings.

Supply and Transportation.  In 2009, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2009 included BP Canada Energy Marketing Corp. (20.5% of supply volumes), Coral Energy Resources (8.3%), Tenaska Marketing Ventures (8.2%), Kinder Morgan (8.0%), ConocoPhillips Company (7.4%), and Cargill, Inc. (5.7%).  Numerous other suppliers provided the remaining 41.9% of Gas Operations’ natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to fifteen years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

Gas Operations owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns nine propane-air plants with a total production rate of 200 Dekatherms (DTH) per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a liquefied natural gas plant facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72 DTH per day.

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

Gas Operations has entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  Gas Operations has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds, although the percentage of payments to be retained by Gas Operations varies based on the jurisdiction, with the majority of the payments to benefit customers. The agreements have varying terms, the longest of which expires in 2016.

Assets

As of December 31, 2009, Gas Operations owned approximately 70,700 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

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

In 2009, CES marketed approximately 504 Bcf of natural gas, related energy services and transportation to approximately 11,100 customers (including approximately 3 Bcf to affiliates). CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States. The business has three operational divisions: wholesale, retail and intrastate pipelines, which are further described below.

Wholesale Division.  CES offers a portfolio of physical delivery services and financial products designed to meet wholesale customers’ supply and price risk management needs. These customers are served directly through interconnects with various interstate and intrastate pipeline companies, and include gas utilities, large industrial customers and electric generation customers. This division includes the supply function for the procurement of natural gas and the management and optimization of transportation and storage assets for CES.

Retail Division.  CES offers a variety of natural gas management services to smaller commercial and industrial customers, municipalities, educational institutions and hospitals, whose facilities are typically located downstream of natural gas distribution utility city gate stations. These services include load forecasting, supply acquisition, daily swing volume management, invoice consolidation, storage asset management, firm and interruptible transportation administration and forward price management. CES manages transportation contracts and energy supply for retail customers in 18 states.

Intrastate Pipeline Division.  CEIP provides transportation services to shippers and end-users and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas.

CES currently transports natural gas on over 41 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers’ purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers’ natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers’ purchase commitments. These supply imbalances arise each month as customers’ natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES’ processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES’ exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR). In 2009, CES’ VaR averaged $0.6 million with a high of $1.6 million.

Our risk control policy, governed by our Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales.

The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The VaR limits, $4 million maximum, within which CES operates are consistent with its operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply.

Assets

CEIP owns and operates approximately 230 miles of intrastate pipeline in Louisiana and Texas and holds storage facilities of approximately 2.3 Bcf in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 0.8 Bcf per day on various interstate and intrastate pipelines and approximately 12.5 Bcf of storage to service its customer base.

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

In 2009, approximately 16% of CEGT and MRT’s total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 7% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company, that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements.  The primary term of MRT’s firm transportation and storage contracts with Laclede will expire in 2013.  The primary term of CEGT’s agreements for firm transportation, “no notice” transportation service and storage services in certain of Gas Operations’ service areas (Arkansas, Louisiana, Oklahoma and Texas) will expire in 2012.

Carthage to Perryville. In February 2010, CEGT completed the expansion of the capacity of its Carthage to Perryville pipeline to approximately 1.9 Bcf per day.  The expansion includes new compressor units at two of CEGT’s existing stations.

Southeast Supply Header, LLC. CenterPoint Southeastern Pipelines Holding, LLC, our wholly-owned subsidiary, owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in September 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC. A wholly-owned, indirect subsidiary of Spectra Energy Corp. owns the remaining 50% interest in SESH.

Assets

Our interstate pipelines business currently owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. Our interstate pipeline business also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf and a combined working gas capacity of approximately 59 Bcf. Our interstate pipeline business also owns a 10% interest in the Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. Our interstate pipeline business' storage capacity in the Bistineau facility is 8 Bcf of working gas with 100 MMcf per day of deliverability. Most storage operations are in north Louisiana and Oklahoma.

Competition

Our interstate pipelines business competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Our interstate pipelines business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider other forms of energy. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services.

Field Services

Our field services business operates gas gathering, treating and processing facilities and also provides operating and technical services and remote data monitoring and communication services.

Our field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, Inc. (CEFS). CEFS provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT’s and MRT’s pipelines, as well as other interstate and intrastate pipelines. CEFS gathers approximately 1.4 Bcf per day of natural gas and, either directly or through its 50% interest in a joint venture, processes in excess of 250 MMcf per day of natural gas along its gathering system. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

Our field services business operations may be affected by changes in the demand for natural gas and natural gas liquids (NGLs), the available supply and relative price of natural gas and NGLs in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

Long-Term Gas Gathering and Treating Agreements. In September 2009, CEFS entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 MMcf per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit, proceeds from the sale of debt securities or capital contributions.  As of December 31, 2009, approximately $176 million has been spent on this project, including the purchase of existing facilities.

Waskom Gas Processing Company. CenterPoint Energy Gas Processing Company, our wholly-owned, indirect subsidiary (CEGP), owns a 50% general partnership interest in Waskom Gas Processing Company (Waskom). Waskom owns a gas processing plant located in East Texas. The plant is capable of processing approximately 285 MMcf per day of natural gas.

Assets

Our field services business owns and operates approximately 3,700 miles of gathering lines and processing plants that collect, treat and process natural gas from approximately 140 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Competition

Our field services business competes with other companies in the natural gas gathering, treating and processing business. The principal elements of competition are rates, terms of service and reliability of services. Our field services business competes indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider other forms of energy. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for gathering, treating, and processing services. In addition, competition among forms of energy is affected by commodity pricing levels and influences the level of drilling activity and demand for our gathering operations.

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

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC. The Energy Policy Act of 2005 (Energy Act) expanded the FERC’s authority to prohibit market manipulation in connection with FERC-regulated transactions and gave the FERC additional authority to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders and also expanded criminal penalties for such violations. Our competitive natural gas sales and services subsidiary markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

Under the Public Utility Holding Company Act of 2005 (PUHCA 2005), the FERC has authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. In December 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, in June 2006, CenterPoint Energy filed with the FERC the required notification of its status as a public utility holding company. In October 2006 and December 2009, the FERC adopted additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that provide non-power goods and services to public utilities, natural gas companies or both, in the same holding company system.

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

Substantially all of Gas Operations is subject to cost-of-service regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas (Railroad Commission) and those municipalities served by Gas Operations that have retained original jurisdiction.

Texas. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, Gas Operations implemented rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by nine cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  The court concluded that the Railroad Commission did not have statutory authority to impose on the complaining cities the cost of service adjustment mechanism which the Railroad Commission had approved in its order.  Certain parties filed a motion to modify the district court’s judgment and a final decision is not expected until April 2010.  We do not expect the outcome of this matter to have a material adverse impact on our financial condition, results of operations or cash flows.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $20.4 million, excluding carrying costs on gas inventory of approximately $2 million. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates of $1.2 million.  The Railroad Commission also approved a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court.  In July 2009, the Minnesota Supreme Court reversed the decision of the Minnesota

Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on our financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service by $59.8 million annually. In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $41 million per year, with an overall rate of return of 8.09% (10.24% return on equity). The difference between the rates approved by the MPUC and amounts collected under the interim rates, $10 million as of December 31, 2009, is recorded in other current liabilities and will be refunded to customers. The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In February 2010, we filed a request for rehearing of the order by the MPUC.  No other party to the case filed such a request.  We do not expect a final order to be issued in this proceeding until spring 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC). In November 2009, as part of a settlement agreement in which the MPSC approved Gas Operations’ retention of the compensation paid under the terms of an asset management agreement, Gas Operations withdrew its rate request.

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

Pursuant to the 2002 Act, and then the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation (DOT) has adopted a number of rules concerning, among other things, distinguishing between gathering lines and transmission facilities, requiring certain design and construction features in new and replaced lines to reduce corrosion and requiring pipeline operators to amend existing written operations and maintenance procedures and operator qualification programs.

We anticipate that compliance with these regulations and performance of the remediation activities by our interstate and intrastate pipelines, and natural gas distribution companies will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. Based on our interpretation of the rules written to date and preliminary technical reviews, we believe compliance will require annual expenditures (capital and operating costs combined) of approximately $16 million to $18 million during the next three years.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas pipelines and distribution systems, gas gathering and processing systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries such as the utility industry to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. Some proposals would provide for credits to those who reduce emissions below certain levels and would allow those credits to be traded and/or sold to others.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.

It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in our pipeline and gathering businesses, our revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emission characteristics, would be expected to beneficially affect us.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to greenhouse gas emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues.  Another possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  In recent years the EPA has adopted amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule) and continues to consider additional amendments.  Compressors used by our Pipelines and Field Services segments are affected by these rules.  While the final structure and effective dates of these revised rules are still uncertain, we currently believe the rules, if adopted in their current form and on the anticipated schedule, could require expenditures over the next three years of less than $100 million in order to ensure our compliance with the revised rules.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

Liability for Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. Although petroleum, as well as natural gas, is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

Liability for Preexisting Conditions

Manufactured Gas Plant Sites. We and our predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, we have completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in our Minnesota service territory. We believe that we have no liability with respect to two of these sites.

At December 31, 2009, we had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. We have utilized an environmental expense tracker mechanism in our rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2009, we had collected $13 million from insurance companies and rate payers to be used for future environmental remediation.  In January 2010, as part of our Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers.  As of December 31, 2009, the balance in the environmental expense tracker account was $8.7 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  We were not required to refund to customers the amount collected from insurance companies, $4.6 million at December 31, 2009, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs we incur in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no effect on earnings.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by us or may have been owned by one of our former affiliates. We have been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of ours or our divisions. We have also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including us, would have to contribute to that remediation. In September 2009, the federal district court granted our motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. We believe we are not liable as a former owner or operator of the site under CERCLA and applicable state statutes, and are vigorously contesting the suit and our designation as a PRP.  We do not expect the ultimate outcome to have a material adverse impact on our financial condition, results of operations or cash flows.

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

Asbestos.  Some facilities formerly owned by our predecessors have contained asbestos insulation and other asbestos-containing materials. We or our predecessor companies have been named, along with numerous others, as a defendant in lawsuits filed by certain individuals who claim injury due to exposure to asbestos during work at such formerly owned facilities. We anticipate that additional claims like those received may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that are not considered to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

Groundwater Contamination Litigation. Predecessor entities of ours, along with several other entities, are defendants in litigation, St. Michel Plantation, LLC, et al, v. White, et al., pending in civil district court in Orleans Parish, Louisiana.  In the lawsuit, the plaintiffs allege that their property in Terrebonne Parish, Louisiana suffered salt water contamination as a result of oil and gas drilling activities conducted by the defendants.  Although a predecessor of ours held an interest in two oil and gas leases on a portion of the property at issue, neither we nor any other entities of ours drilled or conducted other oil and gas operations on those leases.  In January 2009, we and the plaintiffs reached agreement on the terms of a settlement that, if ultimately approved by the Louisiana Department of Natural Resources, is expected to resolve this litigation. We do not expect the outcome of this litigation to have a material adverse impact on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2009, we had 4,678 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Natural Gas Distribution	3,618	1,384
Competitive Natural Gas Sales and Services	130	—
Interstate Pipelines	689	—
Field Services	241	—
Total	4,678	1,384

As of December 31, 2009, approximately 30% of our employees are subject to collective bargaining agreements.

Item 1A. Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business.

Risk Factors Affecting Our Businesses

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Our rates for Gas Operations are regulated by certain municipalities and state commissions, and for our interstate pipelines by the FERC, based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

Our two interstate pipelines and our gathering systems compete with other interstate and intrastate pipelines and gathering systems in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. We also compete indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider other forms of energy. The actions of our competitors could lead to lower prices, which may have an adverse impact on our results of operations, financial condition and cash flows. Additionally, any reduction in the volume of natural gas transported or stored may have an adverse impact on our results of operations, financial condition and cash flows.

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

A decline in our credit rating could result in our having to provide collateral in order to purchase natural gas or under our shipping or hedging arrangements.

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

The Public Utility Holding Company Act of 1935, to which CenterPoint Energy and its subsidiaries were subject prior to its repeal in the Energy Act, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that Act, some states in which we do business have sought to expand their own regulatory frameworks to give their regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in their states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s bond rating.

These regulatory frameworks could have adverse effects on our ability to conduct our utility operations, to finance our business and to provide cost-effective utility service. In addition, if more than one state adopts restrictions on similar activities, it may be difficult for us to comply with competing regulatory requirements.

The revenues and results of operations of our interstate pipelines and field services businesses could be adversely impacted by new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and the protection of water supplies in the areas in and around shale fields.

Our interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States.  To extract natural gas from the shale fields in this area, producers have historically used a process called hydraulic fracturing. Recently, new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and the protection of water supplies in the areas in and around the shale fields have been considered by the federal government.  If enacted, such regulations could increase operating costs of the producers in these regions or cause delays, interruptions or termination of drilling operations, all of which could result in a decrease in demand for the services provided by our interstate pipelines and field services businesses in the shale fields, which could have an adverse effect on our results of operations, financial condition and cash flows.

Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2009, we had $3.3 billion of outstanding indebtedness on a consolidated basis. As of December 31, 2009, approximately $649 million principal amount of this debt is required to be paid through 2012, including $45 million of debentures redeemed in 2010, but excluding $432 million borrowed from the money pool.   Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy; and

•	provisions of relevant tax and securities laws.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2009, CenterPoint Energy and its subsidiaries other than us have approximately $562 million principal amount of debt required to be paid through 2012.  This amount excludes amounts related to capital leases, principal repayments of approximately $831 million on transition and system restoration bonds and indexed debt securities obligations, but includes $290 million of pollution control bonds issued on CenterPoint Energy’s behalf which CenterPoint Energy purchased in January 2010 (and which may be remarketed). If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow any funds that we might invest from time to time in the money pool were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

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

Other than the financial covenants contained in our credit facility and receivables facility (described under “Liquidity” in Item 7 of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy.  Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility and our receivables facility, our ability to pay dividends is restricted by a covenant that debt as a percentage of total capitalization may not exceed 65%.

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

We derive a substantial portion of our operating income from, and hold a substantial portion of our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions.

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

Prior to CenterPoint Energy's distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $96 million as of December 31, 2009. As of December 31, 2009, RRI was not required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against CenterPoint Energy as its former owner.

On May 1, 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In connection with the sale, RRI changed its name to RRI Energy, Inc. The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts discussed above.

Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of RRI. We and CenterPoint Energy could incur liability if claims in one or more of these lawsuits were successfully asserted against us and CenterPoint Energy and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy’s pension plan. These reductions increased pension expense in 2009.

In addition to the credit and financial market issues, a recurrence of national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the

EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.  It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us and our subsidiaries. However, as a distributor and transporter of natural gas and consumer of natural gas in our pipeline and gathering businesses, our revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas.  Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events and warmer temperatures which could adversely affect the results of operations of our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues. Another possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

Item 3.  Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report and Notes 3 and 9(e) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the 1,000 outstanding shares of CERC Corp.’s common stock are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In each of 2007, 2008 and 2009, we paid dividends on our common stock of $100 million to Utility Holding, LLC.

Our revolving credit facility and our receivables facility limit our debt as a percentage of total capitalization to 65%.  These covenants could restrict our ability to distribute dividends.

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

Business Segments

Because we are an indirect wholly owned subsidiary of CenterPoint Energy, our determination of reportable segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. In this section, we discuss our results on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our natural gas distribution services and interstate pipelines business segments are subject to rate regulation. A summary of our reportable business segments as of December 31, 2009 is set forth below:

Natural Gas Distribution

We own and operate our regulated natural gas distribution business (Gas Operations), which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3.2 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

Competitive Natural Gas Sales and Services

Our operations also include non-rate regulated retail and wholesale natural gas sales to, and transportation services for, commercial and industrial customers in 18 states in the central and eastern regions of the United States.

Interstate Pipelines

Our interstate pipelines business owns and operates approximately 8,000 miles of natural gas transmission lines primarily located in Arkansas, Illinois, Louisiana, Missouri, Oklahoma and Texas. It also owns and operates six natural gas storage fields with a combined daily deliverability of approximately 1.2 billion cubic feet (Bcf) and a combined working gas capacity of approximately 59 Bcf. It also owns a 10% interest in an 80 Bcf Bistineau storage facility located in Bienville Parish, Louisiana, with the remaining interest owned and operated by Gulf South Pipeline Company, LP. Most storage operations are in north Louisiana and Oklahoma.

Field Services

Our field services business owns and operates approximately 3,700 miles of gathering pipelines and processing plants that collect, treat and process natural gas from approximately 140 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

Other Operations

Our other operations business segment includes unallocated corporate costs and inter-segment eliminations.

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an energy delivery company. The majority of our revenues are generated from the gathering, processing, transportation and sale of natural gas by our subsidiaries. To assess our financial performance, our management primarily monitors operating income and cash flows from our four business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Natural Gas Distribution business segment is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results to weather on an adjusted basis. During 2009, we continued to see evidence that customers are seeking to conserve in their energy consumption, particularly during periods of high energy prices or in times of economic distress.  That conservation can have adverse effects on our results. In many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from customer growth that tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue despite recent economic downturns, though that growth may be lower than we have recently experienced in these areas.  In addition, the profitability of these businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our gas distribution rates. In our recent Gas Operations rate filings, we have sought rate mechanisms that help to decouple our results from the impacts of weather and conservation, but such rate mechanisms have not yet been approved in all jurisdictions. We plan to continue to pursue such decoupling mechanisms in our rate filings.

Our Field Services and Interstate Pipelines business segments are currently benefiting from their proximity to new natural gas producing regions in Texas, Arkansas, Oklahoma and Louisiana.  Our Interstate Pipelines business segment benefited from new projects placed into service in 2009 on our Carthage to Perryville line.  In our Field Services business segment, strong drilling activity in the new shale producing regions has helped offset declines in drilling activity in traditional producing regions due to the effects of the economic downturn and significantly lower commodity prices in 2009. In monitoring performance of the segments, we focus on throughput of the pipelines and gathering systems, and in the case of Field Services, on well-connects.

Our Competitive Natural Gas Sales and Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While it utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level or VaR to avoid significant financial exposures.  Lower commodity prices and low price differentials during 2009 adversely affected results for this business segment.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facilities, issuances of debt in the capital markets and capital contributions from our parent to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to improve our credit ratings over time.  A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility. Disruptions in the financial markets, such as occurred in the last half of 2008 and continued during 2009, can also affect the availability of new capital on terms we consider attractive. In those circumstances companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through our existing credit facility and prudent refinancing of existing debt. We expect to experience higher borrowing costs and greater uncertainty in executing capital markets transactions given the current uncertainties in the financial markets.

As it did with many businesses, the sharp decline in stock market values during the latter part of 2008 had a significant adverse impact on the value of CenterPoint Energy’s pension plan assets.  While that impact did not require us to make additional contributions to the pension plan, it significantly increased the pension expense we recognized during 2009 and expect to recognize in 2010 for all our business segments, and we may need to make significant cash contributions to CenterPoint Energy’s pension plan subsequent to 2010.

Significant Events

Hurricane Ike

Gas Operations suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.  As of December 31, 2009, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of natural gas distribution rate proceedings.

Long-Term Gas Gathering and Treatment Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), our wholly-owned natural gas gathering and treating subsidiary, entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit, proceeds from the sale of debt securities or capital contributions from our parent.  As of December 31, 2009, $176 million had been spent on the project, including the purchase of existing facilities.

Debt Financing Transactions

In August 2009, Southeast Supply Header, LLC (SESH) closed on a private debt offering in the amount of $375 million.  Also during 2009, we made a capital contribution to SESH in the amount of $137 million.  Using $186 million of its proceeds from the debt offering and the capital contribution, SESH repaid the note receivable it owed to us, which note had a principal balance of $323 million at the time of the repayment. We used the proceeds to repay borrowings under CERC Corp.’s credit facility.

In October 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman Brothers Bank, FSB (Lehman) as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

In October 2009, we amended our receivables facility to extend the termination date to October 8, 2010.  Availability under our 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

In January 2010, we redeemed $45 million of our outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Asset Management Agreements

In 2009, Gas Operations entered into various asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas.  Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets. In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization.  Gas Operations has received approval from the state regulatory commissions in Arkansas, Louisiana, Mississippi and Oklahoma to retain a share of the asset management agreement proceeds, although the percentage of payments to be retained by Gas Operations varies based on the jurisdiction, with the majority of the payments to benefit customers. The agreements have varying terms, the longest of which expires in 2016.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	state and federal legislative and regulatory actions, developments or regulations relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	cost overruns on major capital projects that cannot be recouped in prices;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

The following table sets forth selected financial data (in millions) for the years ended December 31, 2007, 2008 and 2009, followed by a discussion of our consolidated results of operations based on operating income.  We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2007	2008	2009
Revenues	$7,776	$9,395	$6,257
Expenses:
Natural gas	5,995	7,466	4,371
Operation and maintenance	800	828	922
Depreciation and amortization	215	218	229
Taxes other than income taxes	140	166	166
Total	7,150	8,678	5,688
Operating Income	626	717	569
Interest and other finance charges	(187)	(206)	(213)
Equity in earnings of unconsolidated affiliates	16	51	15
Other income, net	5	9	5
Income Before Income Taxes	460	571	376
Income Tax Expense	(173)	(228)	(146)
Net Income	$287	$343	$230

2009 Compared to 2008.  We reported net income of $230 million for 2009 compared to $343 million for 2008.  The decrease in net income of $113 million was primarily due to a $148 million decrease in operating income from our business segments as discussed below, a $36 million decrease in equity in earnings of unconsolidated affiliates and a $7 million increase in interest expense, partially offset by an $82 million decrease in income tax expense due to lower earnings.

Income Tax Expense.  Our 2009 effective tax rate of 38.8% differed from the 2008 effective tax rate of 40.0% primarily due to a reduction in state income taxes related to adjustments in prior years’ state estimates in 2009. For more information, see Note 8 to our consolidated financial statements.

2008 Compared to 2007.  We reported net income of $343 million for 2008 compared to $287 million for 2007.  The increase in net income of $56 million was primarily due to a $91 million increase in operating income from our business segments as discussed below and a $35 million increase in equity in earnings of unconsolidated affiliates related primarily to SESH, partially offset by a $55 million increase in income tax expense due to higher earnings and a $19 million increase in interest expense.

Income Tax Expense.  Our 2008 effective tax rate of 40.0% differed from the 2007 effective tax rate of 37.6% primarily due to the settlement in 2007 of our prior-year state income tax return examinations.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (in millions) for each of our business segments for 2007, 2008 and 2009. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2007	2008	2009
Natural Gas Distribution	$218	$215	$204
Competitive Natural Gas Sales and Services	75	62	21
Interstate Pipelines	237	293	256
Field Services	99	147	94
Other Operations	(3)	—	(6)
Total Consolidated Operating Income	$626	$717	$569

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2007, 2008 and 2009 (in millions, except throughput and customer data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$3,759	$4,226	$3,384
Expenses:
Natural gas	2,683	3,124	2,251
Operation and maintenance	579	589	639
Depreciation and amortization	155	157	161
Taxes other than income taxes	124	141	129
Total expenses	3,541	4,011	3,180
Operating Income	$218	$215	$204
Throughput (in Bcf):
Residential	172	175	173
Commercial and industrial	232	236	233
Total Throughput	404	411	406
Number of customers at end of period:
Residential	2,961,110	2,987,222	3,002,114
Commercial and industrial	249,877	248,476	244,101
Total	3,210,987	3,235,698	3,246,215

2009 Compared to 2008.  Our Natural Gas Distribution business segment reported operating income of $204 million for 2009 compared to $215 million for 2008. Operating income declined ($11 million) primarily as a result of increased pension expense ($37 million) and higher labor  and other benefit costs ($16 million), partially offset by increased revenues from rate increases ($36 million) and lower bad debt expense ($15 million). Revenues related to both energy-efficiency costs and gross receipts taxes are substantially offset by the related expenses. Depreciation and amortization expense increased $4 million primarily due to higher plant balances.  Taxes other than income taxes, net of the decrease in gross receipts taxes ($16 million), increased $4 million also primarily due to higher plant balances.

2008 Compared to 2007.  Our Natural Gas Distribution business segment reported operating income of $215 million for 2008 compared to $218 million for 2007. Operating income declined in 2008 due to a combination of non-weather-related usage ($13 million), due in part to higher gas prices, higher customer-related and support services costs ($9 million), higher bad debts and collection costs ($4 million), increased costs of materials and supplies ($4 million), and an increase in depreciation and amortization and taxes other than income taxes ($3 million) resulting from increased investment in property, plant and equipment. The adverse impacts on operating income were partially offset by the net impact of rate increases ($11 million), lower labor and benefits costs ($14 million), and customer growth from the addition of approximately 25,000 customers in 2008 ($6 million).

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2007, 2008 and 2009 (in millions, except throughput and customer data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$3,579	$4,528	$2,230
Expenses:
Natural gas	3,467	4,423	2,165
Operation and maintenance	31	39	39
Depreciation and amortization	5	3	4
Taxes other than income taxes	1	1	1
Total expenses	3,504	4,466	2,209
Operating Income	$75	$62	$21

Throughput (in Bcf)	522	528	504

Number of customers at end of period	7,139	9,771	11,168

2009 Compared to 2008.   Our Competitive Natural Gas Sales and Services business segment reported operating income of $21 million for 2009 compared to $62 million for 2008.  The decrease in operating income of $41 million was due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for 2009 of $23 million versus a favorable impact of $13 million for the same period in 2008.  A further $28 million decrease in margin is attributable to reduced basis spreads on pipeline transport opportunities and an absence of summer storage spreads. These decreases in operating income were partially offset by a $6 million write-down of natural gas inventory to the lower of cost or market for 2009 compared to a $30 million write-down in the same period last year.  Our Competitive Natural Gas Sales and Services business segment purchases and stores natural gas to meet certain future sales requirements and enters into derivative contracts to hedge the economic value of the future sales.

2008 Compared to 2007.   Our Competitive Natural Gas Sales and Services business segment reported operating income of $62 million for the year ended December 31, 2008 compared to $75 million for the year ended December 31, 2007.  The decrease in operating income in 2008 of $13 million primarily resulted from lower gains on sales of gas from previously written down inventory ($24 million) and higher operation and maintenance costs ($6 million), which were partially offset by improved margin as basis and summer/winter spreads increased ($12 million). In addition, 2008 included a gain from mark-to-market accounting ($13 million) and a write-down of natural gas inventory to the lower of average cost or market ($30 million), compared to a charge to income from mark-to-market accounting for non-trading derivatives ($10 million) and a write-down of natural gas inventory to the lower of average cost or market ($11 million) for 2007.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2007, 2008 and 2009 (in millions, except throughput data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$500	$650	$598
Expenses:
Natural gas	83	155	97
Operation and maintenance	125	133	166
Depreciation and amortization	44	46	48
Taxes other than income taxes	11	23	31
Total expenses	263	357	342
Operating Income	$237	$293	$256

Transportation throughput (in Bcf)	1,216	1,538	1,592

2009 Compared to 2008.  Our Interstate Pipeline business segment reported operating income of $256 million for 2009 compared to $293 million for 2008. Margins (revenues less natural gas costs) increased $6 million primarily due to the Carthage to Perryville pipeline ($28 million) and new contracts with power generation customers ($20 million), partially offset by reduced other transportation margins and ancillary services ($42 million) primarily due to the decline in commodity prices from the significantly higher levels in 2008.  Operations and maintenance expenses increased due to a gain on the sale of two storage development projects in 2008 ($18 million) and costs associated with incremental facilities ($12 million) and increased pension expenses ($9 million).  These expenses were partially offset by a write-down associated with pipeline assets removed from service in the third quarter of 2008 ($7 million).  Depreciation and amortization expenses increased $2 million and taxes other than income taxes increased by $8 million, $2 million of which was due to 2008 tax refunds.

2008 Compared to 2007.  Our Interstate Pipeline business segment reported operating income of $293 million for 2008 compared to $237 million for 2007. The increase in operating income in 2008 was primarily driven by increased margins (revenues less natural gas costs) on the Carthage to Perryville pipeline that went into service in May 2007 ($51 million), increased transportation and ancillary services ($27 million), and a gain on the sale of two storage development projects ($18 million). These increases were partially offset by higher operation and maintenance expenses ($19 million), a write-down associated with pipeline assets removed from service ($7 million), increased depreciation expense ($2 million), and higher taxes other than income taxes ($12 million), largely due to tax refunds in 2007.

Equity Earnings. In addition, this business segment recorded equity income of $6 million, $36 million and $7 million in the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in SESH, a jointly-owned pipeline. The 2007 and 2008 year-end results include $6 million and $33 million of pre-operating allowance for funds used during construction, respectively. The 2009 results include a non-cash pre-tax charge of $16 million to reflect SESH’s decision to discontinue the use of guidance for accounting for regulated operations, which was partially offset by the receipt of a one-time payment related to the construction of the pipeline and a reduction in estimated property taxes, of which our 50% share was $5 million. Excluding the effect of these adjustments, equity earnings from normal operations was $3 million and $18 million in 2008 and 2009, respectively.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

The following table provides summary data of our Field Services business segment for 2007, 2008 and 2009 (in millions, except throughput data):

	Year Ended December 31,
	2007	2008	2009

Revenues	$175	$252	$241
Expenses:
Natural gas	(4)	21	51
Operation and maintenance	66	69	77
Depreciation and amortization	11	12	15
Taxes other than income taxes	3	3	4
Total expenses	76	105	147
Operating Income	$99	$147	$94

Gathering throughput (in Bcf)	398	421	426

2009 Compared to 2008.  Our Field Services business segment reported operating income of $94 million for 2009 compared to $147 million for 2008. Operating margin from new projects and core gathering services increased approximately $24 million for 2009 when compared to the same period in 2008 primarily due to continued development in the shale plays.  This increase was offset primarily by the effect of a decline in commodity prices of approximately $54 million from the significantly higher prices experienced in 2008.  Operating income for 2009 also included higher costs associated with incremental facilities ($4 million) and increased pension cost ($2 million).  Operating income for 2008 benefited from a one-time gain ($11 million) related to a settlement and contract buyout of one of our customers and a gain on sale of assets ($6 million).

2008 Compared to 2007.  Our Field Services business segment reported operating income of $147 million for 2008 compared to $99 million for 2007. The increase in operating income of $48 million resulted from higher margins (revenue less natural gas costs) from gas gathering, ancillary services and higher commodity prices ($34 million) and a one-time gain related to a settlement and contract buyout of one of our customers ($11 million).  Operating expenses increased from 2007 to 2008 due to higher expenses associated with new assets and general cost increases, partially offset by a gain  related to the sale of assets in 2008 ($6 million).

Equity Earnings. In addition, this business segment recorded equity income of $10 million, $15 million and $8 million for the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in a jointly-owned gas processing plant. The decrease is driven by a decrease in natural gas liquid prices. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.

Fluctuations in Commodity Prices and Derivative Instruments

For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

LIQUIDITY

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for 2010 include approximately $613 million of capital expenditures and $45 million for our January 2010 redemption of debentures.

We expect that borrowings under our credit facility, advances under our receivables facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in 2010. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2009 and estimates of our capital requirements for 2010 through 2014 (in millions):

	2009	2010	2011	2012	2013	2014
Natural Gas Distribution	$165	$210	$237	$241	$259	$248
Competitive Natural Gas Sales and Services	2	6	4	16	5	5
Interstate Pipelines	176	171	192	245	164	94
Field Services	348	226	163	126	95	85
Total	$691	$613	$596	$628	$523	$432

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
Long-term debt	$2,786	$44	$550	$924	$1,268
Interest payments — long-term debt(1)	1,444	191	319	203	731
Short-term borrowings	55	55	—	—	—
Operating leases(2)	51	12	22	10	7
Benefit obligations(3)	—	—	—	—	—
Purchase obligations(4)	9	9	—	—	—
Non-trading derivative liabilities	93	51	42	—	—
Other commodity commitments(5)	2,558	439	917	659	543
Income taxes(6)	—	—	—	—	—
Total contractual cash obligations	$6,996	$801	$1,850	$1,796	$2,549

(1)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2009. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(2)	For a discussion of operating leases, please read Note 9(c) to our consolidated financial statements.

(3)
We expect to contribute approximately $9 million to our postretirement benefits plan in 2010 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)	Represents capital commitments for material in connection with our Interstate Pipelines business segment.

(5)	For a discussion of other commodity commitments, please read Note 9(a) to our consolidated financial statements.

(6)
As of December 31, 2009, the liability for uncertain income tax positions was $6 million.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements.  Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy's distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $96 million as of December 31, 2009. As of December 31, 2009, RRI was not

required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Debt Financing Transactions.  On August 13, 2009, SESH issued $375 million of 4.85% senior notes due 2014.  SESH used one-half of the proceeds of the notes to repay a construction loan to us in the amount of $186 million.  We used the proceeds from the construction loan repayment to repay borrowings under CERC Corp.’s credit facility.

In January 2010, we redeemed $45 million of our outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Credit and Receivables Facilities.  In October 2009, the size of CERC Corp.’s revolving credit facility was reduced from $950 million to $915 million through removal of Lehman as a lender.  Prior to its removal, Lehman had a $35 million commitment to lend.  All credit facility loans to CERC Corp. that were funded by Lehman were repaid in September 2009.

In October 2009, we amended our receivables facility to extend the termination date to October 8, 2010.  Availability under our 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.

As of February 15, 2010, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at February 15, 2010	Termination Date
June 29, 2007	Revolver	$915	$—	June 29, 2012
October 9, 2009	Receivables	375	—	October 8, 2010

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

Securities Registered with the SEC.  At December 31, 2009, we had a shelf registration statement covering $500 million principal amount of senior debt securities.

Temporary Investments.  As of February 15, 2010, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At February 15, 2010, we had borrowings of $238 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  As of February 15, 2010, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $915 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2009, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

We and our subsidiaries purchase natural gas from our largest supplier under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Under these agreements, we may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2009, the amount posted as collateral aggregated approximately $114 million ($84 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2009, unsecured credit limits extended to CES by counterparties aggregate $241 million; however, utilized credit capacity was $67 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $188 million as of December 31, 2009.  The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of February 15, 2010, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

Other Factors that Could Affect Cash Requirements.  In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including gas purchases, gas price and weather hedging and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments;

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our revolving credit facility and our receivables facility limit our debt as a percentage of our total capitalization to 65%.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2009, we had recorded regulatory assets of $61 million and regulatory liabilities of $539 million.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets. No impairment of goodwill was indicated based on our annual analysis at July 1, 2009. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, interest rates, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 2(o) to our consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. The expected pension cost for 2010 is $35 million, of which we expect $28 million to impact pre-tax earnings, based on an expected return on plan assets of 8.00% and a discount rate of 5.70% as of December 31, 2009. We recorded pension expense of $47 million for the year ended December 31, 2009.  Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

Interest Rate Risk

As of December 31, 2009, we had outstanding long-term debt and bank loans from affiliates that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $1.0 billion and $432 million at December 31, 2008 and 2009, respectively. If the floating interest rates were to increase by 10% from December 31, 2009 rates, our combined interest expense would increase by less than $1 million annually.

At both December 31, 2008 and 2009, we had outstanding fixed-rate debt aggregating $2.8 billion in principal amount and having a fair value of $2.6 billion and $3.0 billion, respectively. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 7 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $79 million if interest rates were to decline by 10% from their levels at December 31, 2009. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2009, the recorded fair value of our non-trading energy derivatives was a net liability of $134 million (before collateral). The net liability consisted of a net liability of $143 million associated with price stabilization activities of our Natural Gas Distribution business segment and a net asset of $9 million related to our Competitive Natural Gas Sales and Services business segment. Net assets or liabilities related to the price stabilization activities correspond directly with net over/under recovered gas cost liabilities or assets on the balance sheet. A decrease of 10% in the market prices of energy commodities from their December 31, 2009 levels would have increased the fair value of our non-trading energy derivatives net liability by $31 million.  However, the consolidated income statement impact of this same 10% decrease in market prices would be an increase in income of $3 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2009 and 2008, and the related statements of consolidated income, comprehensive income, cash flows and stockholder’s equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Resources Corp. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2010

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

March 11, 2010

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Revenues	$7,776	$9,395	$6,257

Expenses:
Natural gas	5,995	7,466	4,371
Operation and maintenance	800	828	922
Depreciation and amortization	215	218	229
Taxes other than income taxes	140	166	166
Total	7,150	8,678	5,688
Operating Income	626	717	569
Other Income (Expense):
Interest and other finance charges	(187)	(206)	(213)
Equity in earnings of unconsolidated affiliates	16	51	15
Other, net	5	9	5
Total	(166)	(146)	(193)
Income Before Income Taxes	460	571	376
Income tax expense	(173)	(228)	(146)
Net Income	$287	$343	$230

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Net income	$287	$343	$230
Other comprehensive income (loss), net of tax:
Adjustment to pension and other postretirement plans (net of tax of $6, $3 and $3)	13	(13)	(2)
Net deferred gain from cash flow hedges (net of tax of $6, $-0- and $-0-)	12	—	—
Reclassification of net deferred gain from cash flow hedges realized in net income (net of tax of $20, $3 and $-0-)	(33)	(5)	—
Other comprehensive loss	(8)	(18)	(2)
Comprehensive income	$279	$325	$228

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, net	774	593
Accrued unbilled revenue	480	421
Accounts and notes receivable — affiliated companies	9	13
Inventory	495	258
Non-trading derivative assets	118	39
Taxes receivable	—	47
Deferred income tax assets	25	16
Prepaid expenses and other current assets	327	144
Total current assets	2,229	1,532
Property, Plant and Equipment, Net	5,363	5,875
Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	20	15
Investment in unconsolidated affiliates	345	463
Notes receivable from unconsolidated affiliates	323	—
Other	235	203
Total other assets	2,619	2,377
Total Assets	$10,211	$9,784

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Short-term borrowings	$153	$55
Current portion of long-term debt	7	44
Accounts payable	722	563
Accounts and notes payable — affiliated companies	33	472
Taxes accrued	99	67
Interest accrued	54	52
Customer deposits	59	70
Non-trading derivative liabilities	87	51
Other	302	282
Total current liabilities	1,516	1,656
Other Liabilities:
Accumulated deferred income taxes, net	864	1,080
Non-trading derivative liabilities	47	42
Benefit obligations	114	113
Regulatory liabilities	508	539
Other	101	135
Total other liabilities	1,634	1,909
Long-Term Debt	3,712	2,742

Commitments and Contingencies (Note 9)

Stockholder’s Equity	3,349	3,477
Total Liabilities And Stockholder’s Equity	$10,211	$9,784

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Cash Flows from Operating Activities:
Net income	$287	$343	$230
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	215	218	229
Deferred income taxes	64	92	247
Amortization of deferred financing costs	8	9	9
Write-down of natural gas inventory	11	30	6
Equity in earnings of unconsolidated affiliates, net of distributions	(13)	(51)	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	14	(66)	238
Accounts receivable/payable, affiliates	(8)	41	3
Inventory	(105)	(95)	231
Taxes receivable	—	—	(47)
Accounts payable	(175)	60	(160)
Fuel cost recovery	(93)	45	(5)
Interest and taxes accrued	23	(24)	(34)
Net non-trading derivative assets and liabilities	13	(19)	29
Margin deposits, net	65	(182)	116
Other current assets	(27)	(8)	46
Other current liabilities	(16)	17	57
Other assets	(7)	(3)	1
Other liabilities	(12)	(14)	(14)
Other, net	(3)	(33)	—
Net cash provided by operating activities	241	360	1,179
Cash Flows from Investing Activities:
Capital expenditures	(676)	(532)	(690)
(Increase) decrease in notes receivable from unconsolidated affiliates	(148)	(175)	323
Investment in unconsolidated affiliates	(39)	(206)	(115)
Other, net	(10)	34	(3)
Net cash used in investing activities	(873)	(879)	(485)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	45	(79)	(98)
Revolving credit facility, net	150	776	(926)
Payments of long-term debt	(7)	(307)	(7)
Proceeds from long-term debt	650	300	—
Increase (decrease) in notes with affiliates, net	(107)	(79)	432
Dividends to parent	(100)	(100)	(100)
Debt issuance costs	(6)	(2)	—
Other, net	3	10	5
Net cash provided by (used in) financing activities	628	519	(694)
Net Decrease in Cash and Cash Equivalents	(4)	—	—
Cash and Cash Equivalents at Beginning of the Year	5	1	1
Cash and Cash Equivalents at End of the Year	$1	$1	$1
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$167	$210	$203
Income taxes (refunds)	106	145	(31)
Non-cash transactions:
Accounts payable related to capital expenditures	$51	$52	$53

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

	2007		2008		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,403		2,406		2,416
Other		3		10		—
Balance, end of year		2,406		2,416		2,416
Retained Earnings
Balance, beginning of year		505		692		935
Net income		287		343		230
Dividend to parent		(100)		(100)		(100)
Balance, end of year		692		935		1,065
Accumulated Other Comprehensive Income (Loss)
Balance, end of year:
Net deferred gain from cash flow hedges		5		—		—
Adjustment to pension and postretirement plans		11		(2)		(4)
Total accumulated other comprehensive income (loss), end of year		16		(2)		(4)
Total Stockholder’s Equity		$3,114		$3,349		$3,477

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), owns and operates natural gas distribution systems in six states. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. CERC Corp. is a Delaware corporation.

CERC Corp. is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.

For a description of CERC's reportable business segments, see Note 12.

(2)	Summary of Significant Accounting Policies

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

(b) Principles of Consolidation

The accounts of CERC Corp. and its wholly owned and majority owned subsidiaries are included in CERC's consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. CERC uses the equity method of accounting for investments in entities in which CERC has an ownership interest between 20% and 50% and exercises significant influence. CERC’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH) which owns and operates a 270-mile interstate natural gas pipeline and a 50% interest in Waskom Gas Processing Company, a Texas general partnership, which owns and operates a natural gas processing plant.  Other investments, excluding marketable securities, are carried at cost.  During 2009, CERC invested $137 million in SESH and received a capital distribution of $23 million from SESH.

(c) Revenues

CERC records revenue for natural gas sales and services under the accrual method and these revenues are recognized upon delivery to customers. Natural gas sales not billed by month-end are accrued based upon estimated purchased gas volumes, estimated lost and unaccounted for gas and currently effective tariff rates. The Interstate Pipelines and Field Services business segments record revenues as transportation and processing services are provided.

(d) Long-Lived Assets and Intangibles

CERC records property, plant and equipment at historical cost. CERC expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2008	2009
		(In millions)
Natural Gas Distribution	31	$3,266	$3,436
Competitive Natural Gas Sales and Services	26	67	69
Interstate Pipelines	58	2,334	2,524
Field Services	51	601	931
Other property	13	45	27
Total		6,313	6,987
Accumulated depreciation and amortization:
Natural Gas Distribution		708	825
Competitive Natural Gas Sales and Services		11	13
Interstate Pipelines		182	223
Field Services		28	27
Other property		21	24
Total accumulated depreciation and amortization		950	1,112
Property, plant and equipment, net		$5,363	$5,875

Goodwill by reportable business segment as of December 31, 2008 and 2009 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

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

CERC periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets.

(e) Regulatory Assets and Liabilities

CERC applies the guidance for accounting for regulated operations to the Natural Gas Distribution business segment and to portions of the Interstate Pipelines business segment.

The following is a list of regulatory assets/liabilities reflected on CERC's Consolidated Balance Sheets as of December 31, 2008 and 2009:

	December 31,
	2008	2009
	(In millions)
Regulatory assets in other long-term assets (1)	$53	$61
Regulatory liabilities	(508)	(539)
Net	$(455)	$(478)

(1)	Regulatory assets that are not earning a return were not material at December 31, 2008 and 2009.

CERC’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2008 and 2009, these removal costs of $478 million and $510 million, respectively, are classified as regulatory liabilities in the Consolidated Balance Sheets.  A portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations. At December 31, 2008 and 2009, CERC’s asset retirement obligations were $46 million and $60 million, respectively.  The increase in asset retirement obligations in 2009 of $14 million is primarily attributable to the decrease in the credit-adjusted risk-free rate used to value the asset retirement obligations as of the end of the period.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Amortization expense includes amortization of regulatory assets and other intangibles.

The following table presents depreciation and amortization expense for 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Depreciation expense	$193	$200	$211
Amortization expense	22	18	18
Total depreciation and amortization expense	$215	$218	$229

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for subsidiaries that apply guidance for accounting for regulated operations. Interest and AFUDC are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During 2007, 2008 and 2009, CERC capitalized interest and AFUDC of $12 million, $5 million and $2 million, respectively.

(h) Income Taxes

CERC is included in the consolidated income tax returns of CenterPoint Energy. CERC calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. CERC uses the asset and liability method of accounting for deferred income taxes in accordance with accounting guidance for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established against deferred tax assets for which management believes realization is not considered more likely than not. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy. CERC recognizes interest and penalties as a component of income tax expense.  For more information, see Note 8 to our consolidated financial statements.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are net of an allowance for doubtful accounts of $33 million and $23 million at December 31, 2008 and 2009, respectively. The provision for doubtful accounts in CERC’s Statements of Consolidated Income for 2007, 2008 and 2009 was $42 million, $53 million and $35 million, respectively.

On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010. Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances. At December 31, 2008 and 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and 2009, advances under the receivables facilities were $78 million and $-0-, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Natural gas inventories of CERC’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CERC’s Natural Gas Distribution business segment are primarily valued at weighted average cost.  During 2008 and 2009, CERC recorded $30 million and $6 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2008	2009
	(In millions)
Materials and supplies	$54	$69
Natural gas	441	189
Total inventory	$495	$258

(k) Derivative Instruments

CERC is exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  CERC utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows. Such derivatives are recognized in CERC's Consolidated Balance Sheets at their fair value unless CERC elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CERC's marketing, risk management services and hedging activities. The committee’s duties are to establish CERC's commodity risk policies, allocate board-approved commercial risk limits, approve use of new products and commodities, monitor positions and ensure compliance with CERC's risk management policies and procedures and limits established by CenterPoint Energy’s board of directors.

CERC's policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

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

(n) New Accounting Pronouncements

Effective January 1, 2009, CERC adopted new accounting guidance which requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments.  These disclosures are included as part of CERC's Derivatives Instruments footnote (see Note 5).

Effective January 1, 2009, CERC adopted new accounting guidance on employers’ disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. See Note 2(o) below for the required disclosures.

Effective June 30, 2009, CERC adopted new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. CERC's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective June 30, 2009, CERC adopted new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. CERC’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective July 1, 2009, CERC adopted new accounting guidance on the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. generally accepted accounting principles for SEC registrants. CERC’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009. The adoption of this new guidance will not have a material impact on CERC’s financial position, results of operation or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CERC's consolidated financial position, results of operations or cash flows upon adoption.

(o) Employee Benefit Plans

Pension Plans

Substantially all of CERC’s employees participate in CenterPoint Energy’s qualified non-contributory defined benefit pension plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings, which increased from 4% effective January 1, 2009, and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. Certain employees participating in the plan as of December 31, 1998 automatically receive the greater of the accrued benefit calculated under the prior plan formula through 2008 or the cash balance formula.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CERC based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CERC recognized pension expense of $5 million, income of $3 million and expense of $45 million for the years ended December 31, 2007, 2008 and 2009, respectively.

In addition to the plan, CERC participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million, less than $1 million and $2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Savings Plan

CERC participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50%, which increased from 16% in prior years, of compensation. Effective January 1, 2009, CERC matches 100% of the first 6% of each employee’s compensation contributed. CERC previously matched 75% of the first 6% of each employee’s compensation contributed with the potential for an additional discretionary match of up to 50% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CERC the savings plan benefit expense related to CERC’s employees.  Savings plan benefit expense was $17 million, $18 million and $15 million for each of the years ended December 31, 2007, 2008, and 2009, respectively.

Postretirement Benefits

CERC’s employees participate in CenterPoint Energy’s plans which provide certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees. CERC is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Service cost — benefits earned during the period	$1	$1	$1
Interest cost on projected benefit obligation	7	7	8
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service cost	2	2	2
Net postretirement benefit cost	$9	$9	$10

CERC used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2007	2008	2009
Discount rate	5.85%	6.40%	6.90%
Expected return on plan assets	4.50%	4.50%	4.50%

In determining net periodic benefits cost, CERC uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CERC’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2008 and 2009. The measurement dates for plan assets and obligations were December 31, 2008 and 2009.

	Year Ended December 31,
	2008	2009
	(In millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$119	$120
Service cost	1	1
Interest cost	7	8
Benefits paid	(19)	(22)
Medicare reimbursement	1	—
Participant contributions	4	5
Actuarial loss	7	9
Accumulated benefit obligation, end of year	$120	$121
Change in Plan Assets
Plan assets, beginning of year	$20	$20
Benefits paid	(19)	(22)
Employer contributions	14	16
Participant contributions	4	5
Medicare reimbursement received	1	—
Actual investment return	—	2
Plan assets, end of year	$20	$21
Amounts Recognized in Balance Sheets
Current liabilities-other	$(8)	$(8)
Other liabilities-benefit obligations	(92)	(92)
Net liability, end of year	$(100)	$(100)
Actuarial Assumptions
Discount rate	6.90%	5.70%
Expected long-term return on assets	4.50%	4.50%
Healthcare cost trend rate assumed for the next year	6.50%	7.50%
Prescription cost trend rate assumed for the next year	12.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2011	2014
Year that the prescription drug rate reaches the ultimate trend rate	2014	2015

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to thirty years.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of the CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

For measurement purposes, healthcare costs are assumed to increase 7.50% during 2010, after which this rate decreases until reaching the ultimate rate of 5.50% in 2014. Prescription drug costs are assumed to increase 8.00% in 2010, after which this rate decreases until reaching the ultimate rate of 5.50% in 2015.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	Year Ended December 31,
	2008	2009
	(In millions)
Unrecognized actuarial loss	$14	$21
Unrecognized prior service cost	10	8
	24	29
Less deferred tax benefit (1)	(21)	(25)
Net amount recognized in accumulated other comprehensive loss	$3	$4

(1)
CERC’s postretirement benefit obligation is reduced by the impact of non-taxable government subsidies under the Medicare Prescription Drug Act.  Because the subsidies are non-taxable, the temporary difference used in measuring the deferred tax impact is determined on the unrecognized losses excluding such subsidies.  Accordingly, the unrecognized losses used for determining deferred taxes were $54 million and $60 million as of December 31, 2008 and 2009, respectively.

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2009 are as follows:

Postretirement Benefits
(In millions)
Net loss	$7
Amortization of prior service cost	(2)
Total recognized in other comprehensive income	$5

The total expense recognized in net periodic costs and other comprehensive income was $15 million for postretirement benefits for the year ended December 31, 2009.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

Postretirement Benefits
(In millions)
Unrecognized prior service cost	$2
Amounts in other comprehensive income to be recognized as net periodic cost in 2010	$2

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CERC’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on the postretirement benefit obligation	$4	$4
Effect on the total of service and interest cost	—	—

In managing the investments associated with the postretirement benefit plan, CERC’s objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CERC adopted and maintained the following asset allocation ranges for its postretirement benefit plan:

Domestic equity securities	0-10%
Debt securities	90-100%
Cash	0-2%

The fair values of CERC’s postretirement plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$21	$21	$—	$—
Total	$21	$21	$—	$—

(1)	95% of the amount invested in mutual funds was in fixed income securities and 5% was in U.S equities.

CERC expects to contribute $9 million to its postretirement benefits plan in 2010. The following benefit payments are expected to be paid by the postretirement benefit plan:

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
	(in millions)
2010	$12	$(2)
2011	13	(2)
2012	13	(3)
2013	13	(3)
2014	14	(3)
2015-2019	71	(19)

Postemployment Benefits

CERC participates in CenterPoint Energy’s plan that provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). CERC recorded postemployment benefit income of $2 million, expense of $1 million, and $-0- for the years ended December 31, 2007, 2008 and 2009, respectively. Amounts relating to postemployment benefits included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009, were $16 million and $14 million, respectively.

Other Non-Qualified Plans

CERC participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CERC. During 2007, 2008 and 2009, the benefit expense relating to these programs was less than $1 million each year. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009 were $1 million and $2 million, respectively.

Other Employee Matters

As of December 31, 2009, approximately 30% of CERC’s employees are subject to collective bargaining agreements.

(p) Other Current Assets and Liabilities

Included in other current assets on the Consolidated Balance Sheets at December 31, 2008 and 2009 was $42 million and $19 million, respectively, of margin deposits and $128 million and $80 million, respectively of under recovered gas cost. Included in other current liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2009 was $79 million and $70 million, respectively, of over recovered gas cost.

(3)	Regulatory Matters

(a) Hurricane Ike

CERC’s natural gas distribution business (Gas Operations) suffered some damage to its system in Houston, Texas and in other portions of its service territory across Texas and Louisiana as a result of Hurricane Ike, which struck the upper Texas coast in September 2008. As of December 31, 2009, Gas Operations has deferred approximately $3 million of costs related to Hurricane Ike for recovery as part of natural gas distribution rate proceedings.

(b) Rate Proceedings

Texas. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, Gas Operations implemented rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by 9 cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  The court concluded that the Railroad Commission did not have statutory authority to impose on the complaining cities the cost of service adjustment mechanism which the Railroad Commission had approved in its order.  Certain parties filed a motion to modify the district court’s judgment and a final decision is not expected until April 2010.  CERC does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request seeks to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would result in an overall increase in annual revenue of $20.4 million, excluding carrying costs on gas inventory of approximately $2 million. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates of $1.2 million. The Railroad Commission also approved a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.

Minnesota. In November 2006, the Minnesota Public Utilities Commission (MPUC) denied a request filed by Gas Operations for a waiver of MPUC rules in order to allow Gas Operations to recover approximately $21 million in unrecovered purchased gas costs related to periods prior to July 1, 2004. Those unrecovered gas costs were identified as a result of revisions to previously approved calculations of unrecovered purchased gas costs. Following that denial, Gas Operations recorded a $21 million adjustment to reduce pre-tax earnings in the fourth quarter of 2006 and reduced the regulatory asset related to these costs by an equal amount. In March 2007, following the MPUC’s denial of reconsideration of its ruling, Gas Operations petitioned the Minnesota Court of Appeals for review of the MPUC’s decision, and in May 2008 that court ruled that the MPUC had been arbitrary and capricious in denying Gas Operations a waiver. The MPUC sought further review of the court of appeals decision from the Minnesota Supreme Court.  In July 2009, the Minnesota Supreme Court reversed the decision of the Minnesota Court of Appeals and upheld the MPUC’s decision to deny the requested variance. The court’s decision had no negative impact on CERC’s financial condition, results of operations or cash flows, as the costs at issue were written off at the time they were disallowed.

In November 2008, Gas Operations filed a request with the MPUC to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $41 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The difference between the rates approved by the MPUC and amounts collected under the interim rates, $10 million as of December 31, 2009, is recorded in other current liabilities and will be refunded to customers. The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In February 2010, CERC filed a request for rehearing of the order by the MPUC.  No other party to the case filed such a request.  CERC does not expect a final order to be issued in this proceeding until spring 2010.

Mississippi.  In July 2009, Gas Operations filed a request to increase its rates for utility distribution service with the Mississippi Public Service Commission (MPSC). In November 2009, as part of a settlement agreement in which the MPSC approved Gas Operations’ retention of the compensation paid under the terms of an asset management agreement, Gas Operations withdrew its rate request.

(c) Regulatory Accounting

CERC has a 50% ownership interest in SESH which owns and operates a 270-mile interstate natural gas pipeline.  In 2009, SESH discontinued the use of guidance for accounting for regulated operations, which resulted in CERC recording its share of the effects of such write-offs of SESH’s regulatory assets through non-cash pre-tax charges for the year ended December 31, 2009 of $16 million.  These non-cash charges are reflected in equity in earnings of unconsolidated affiliates in the Statements of Consolidated Income.  The related tax benefits of $6 million are reflected in the Income Tax Expense line in the Statements of Consolidated Income.

(4)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $-0-  and $432 million at December 31, 2008 and 2009, respectively, which are included in accounts and notes payable—affiliated companies in the Consolidated Balance Sheets.  At December 31, 2009, CERC’s money pool borrowings had a weighted-average interest rate of 0.18%.

CERC had net interest expense related to affiliate borrowings of $3 million, $1 million and less than $1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate. Amounts charged to CERC for these services were $133 million, $140 million and $154 million for 2007, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

In each of 2007, 2008 and 2009, CERC paid dividends of $100 million to its parent.

(5)	Derivative Instruments

CERC is exposed to various market risks. These risks arise from transactions entered into in the normal course of business. CERC utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices, weather and interest rates on its operating results and cash flows.

(a) Non-Trading Activities

Derivative Instruments. CERC enters into certain derivative instruments to manage physical commodity price risks and does not engage in proprietary or speculative commodity trading.  These financial instruments do not qualify or are not designated as cash flow or fair value hedges.

During the year ended December 31, 2007, CERC  recorded increased natural gas expense from unrealized net losses of $10 million.  During the year ended December 31, 2008, CERC recorded increased natural gas revenues from unrealized net gains of $101 million and increased natural gas expense from unrealized net losses of $88 million, a net unrealized gain of $13 million.  During the year ended December 31, 2009, CERC recorded decreased revenues from unrealized net losses of $80 million and decreased natural gas expense from unrealized net gains of $57 million, a net unrealized loss of $23 million.

In prior years, CERC entered into certain derivative instruments that were designated as cash flow hedges. The objective of these derivative instruments was to hedge the price risk associated with natural gas purchases and sales to reduce cash flow variability related to meeting CERC's wholesale and retail customer obligations.  In 2007, CERC discontinued designating these instruments as cash flow hedges.  As of December 31, 2009, there are no remaining amounts deferred in other comprehensive income related to these instruments that had previously been designated as cash flow hedges.

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of the gas operations in the remaining jurisdictions.

In 2007, 2008 and 2009, CERC entered into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather. During the years ended December 31, 2007, 2008 and 2009, CERC recognized losses of $-0-, $17 million and $6 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities.  The first table provides a balance sheet overview of CERC’s Non-trading Derivative Assets and Liabilities as of December 31, 2009, while the latter table provides a breakdown of the related income statement impact for the year ended December 31, 2009.

Fair Value of Derivative Instruments
	December 31, 2009
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Commodity contracts (1)	Current Assets	$46	$(7)
Commodity contracts (1)	Other Assets	16	(1)
Commodity contracts (1)	Current Liabilities	20	(123)
Commodity contracts (1)	Other Liabilities	1	(86)
Total		$83	$(217)

(1)
Commodity contracts are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets.

(2)
The fair value shown for commodity contracts is comprised of derivative gross volumes totaling 674 billion cubic feet (Bcf) or a net 152 Bcf long position.   Of the net long position, basis swaps constitute 71 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 51 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $39 million liability as shown on CERC’s Consolidated Balance Sheets, and is comprised of the commodity contracts derivative assets and liabilities separately shown above offset by collateral netting of $95 million.

For CERC’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of recovery through purchased gas adjustments are recorded as net regulatory assets. For those derivatives that are not included in purchased gas adjustments, unrealized gains and losses and settled amounts are recognized on the Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for natural gas derivatives and non-retail related physical gas derivatives.

Income Statement Impact of Derivative Activity
Total derivatives not designated as hedging instruments	Income Statement Location	Year Ended December 31, 2009
		(in millions)
Commodity contracts	Gains (Losses) in Revenue	$102
Commodity contracts (1)	Gains (Losses) in Expense: Natural Gas	(255)
Total		$(153)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(181) million of costs associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions require CERC to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CERC is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 is $140 million.  The aggregate fair value of assets that are already posted as collateral at December 31, 2009 is $65 million.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009, $75 million of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CERC’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CERC as of December 31, 2008 and 2009 (in millions):

	December 31, 2008		December 31, 2009
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$8	$9	$6	$6
Financial institutions	4	4	2	4
Retail end users (2)	5	125	1	44
Total	$17	$138	$9	$54

(1)
“Investment grade” is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guaranties) and collateral, which encompass cash and standby letters of credit. For unrated counterparties, CERC performs financial statement analysis, considering contractual rights and restrictions and collateral, to create a synthetic credit rating.

(2)	Retail end users represent commercial and industrial customers who have contracted to fix the price of a portion of their physical gas requirements for future periods.

(6)	Fair Value Measurements

Effective January 1, 2008, CERC adopted new accounting guidance on fair value measurements which requires additional disclosures about CERC’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CERC adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CERC’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $187 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2009
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Derivative assets	1	77	5	(29)	54
Total assets	$13	$77	$5	$(29)	$66
Liabilities
Derivative liabilities	$12	$194	$11	$(124)	$93
Total liabilities	$12	$194	$11	$(124)	$93

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $95 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2008		2009
	(in millions)
Beginning balance	$(3)		$(58)
Total unrealized gains or (losses):
Included in earnings	(11)		(1)
Included in regulatory assets	(10)		(16)
Purchases, sales, other settlements, net	(35	) (1)	69 (1)
Net transfers into Level 3	1		—
Ending balance	$(58)		$(6)
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$7		$1

(1)
Purchases, sales, other settlements, net include a $41 million loss and a $66 million gain in 2008 and 2009, respectively, associated with price stabilization activities of CERC's Natural Gas Distribution business segment.

(7)	Short-term Borrowings and Long-term Debt

	December 31, 2008		December 31, 2009
	Long-Term	Current(1)	Long-Term	Current(1)
	(In millions)
Short-term borrowings:
CERC Corp. receivables facility	$—	$78	$—	$—
Inventory financing	—	75	—	55
Total short-term borrowings	—	153	—	55
Long-term debt:
Convertible subordinated debentures 6.00% due 2012(2)	44	7	—	44
Senior notes 5.95% to 7.875% due 2011 to 2037	2,747	—	2,747	—
Bank loans due 2012(3)	926	—	—	—
Unamortized discount and premium(4)	(5)	—	(5)	—
Total long-term debt	3,712	7	2,742	44
Total debt	$3,712	$160	$2,742	$99

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	In January 2010, pursuant to a notice of redemption dated December 11, 2009, CERC redeemed all of its outstanding 6% convertible subordinated debentures due in 2012.

(3)	Classified as long-term debt because the termination date of the facility under which the funds were borrowed is more than one year beyond the dates referenced in the table.

(4)
Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in long-term debt is additional unamortized premium related to fair value adjustments of long-term debt of $3 million and $2 million, respectively, at December 31, 2008 and 2009, which is being amortized over the respective remaining term of the related long-term debt.

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010. Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances. At December 31, 2008 and 2009, the facility size was $128 million and $150 million, respectively. As of December 31, 2008 and 2009, advances under the receivables facilities were $78 million and $-0-, respectively.

Inventory Financing. In December 2008, Gas Operations entered into an asset management agreement whereby it sold $110 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2008-2009 winter heating season for payments totaling $114 million.  This transaction was accounted for as a financing and was paid in full during 2009.

In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, Louisiana and Oklahoma. Pursuant to the provisions of the agreements, Gas Operations sold $104 million of its natural gas in storage and agreed to repurchase an equivalent amount of natural gas during the 2009-2010 winter heating season at the same cost, plus a financing charge. This transaction was accounted for as a financing and, as of December 31, 2009, a principal obligation of $55 million remained.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Louisiana, Mississippi and Texas. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage was transferred to the third party, the natural gas continues to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the current winter heating season. As of December 31, 2009, CenterPoint Energy’s Consolidated Balance Sheets reflect $10 million in Inventory related to these agreements.

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

As of December 31, 2008 and 2009, CERC Corp. had $926 million and $-0-, respectively, of borrowings under its $915 million credit facility.  There was no outstanding commercial paper backstopped by CERC Corp.’s credit facility as of December 31, 2008 and 2009.  CERC Corp. was in compliance with all debt covenants as of December 31, 2009.

Maturities.  CERC’s consolidated maturities of long-term debt are $44 million in 2010, $550 million in 2011,     $-0- in 2012, $764 million in 2013 and $160 million in 2014.

(8)	Income Taxes

The components of CERC’s income tax expense were as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Current income tax expense (benefit):
Federal	$81	$118	$(107)
State	28	18	6
Total current expense (benefit)	109	136	(101)
Deferred income tax expense:
Federal	58	60	226
State	6	32	21
Total deferred expense	64	92	247
Total income tax expense	$173	$228	$146

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Income before income taxes	$460	$571	$376
Federal statutory rate	35%	35%	35%
Expected federal income tax expense	161	200	132
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal income tax	22	32	18
Decrease in settled and uncertain tax positions	(8)	(1)	(1)
Other, net	(2)	(3)	(3)
Total	12	28	14
Total income tax expense	$173	$228	$146
Effective tax rate	37.6%	40.0%	38.8%

The state income tax expense of $18 million for 2009 includes a benefit of approximately $8 million, net of federal income tax effect, related to adjustments in prior years’ state estimates.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2008	2009
	(In millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$13	$9
Deferred gas costs	12	7
Total current deferred tax assets	25	16
Non-current:
Employee benefits	80	83
Loss and credit carryforwards	8	12
Regulatory liabilities, net	11	12
Other	11	15
Total non-current deferred tax assets before valuation allowance	110	122
Valuation allowance	(5)	(5)
Total non-current deferred tax assets, net of valuation allowance	105	117
Total deferred tax assets, net of valuation allowance	130	133
Deferred tax liabilities:
Non-current:
Depreciation	927	1,160
Other	42	37
Total non-current deferred tax liabilities	969	1,197
Accumulated deferred income taxes, net	$839	$1,064

CERC is included in the consolidated income tax returns of CenterPoint Energy. CERC calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2009, CERC has approximately $213 million of state net operating loss carryforwards which expire in various years between 2010 and 2029. A valuation allowance has been established for approximately $49 million of the state net operating loss carryforwards that may not be realized. CERC has approximately $244 million of state capital loss carryforwards which expire in 2017 for which a valuation allowance has been established.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CERC’s unrecognized tax benefits:

	December 31,
	2007	2008	2009
	(In millions)
Balance, beginning of year	$1	$(11)	$(12)
Tax Positions related to prior years:
Additions	—	—	18
Reductions	(10)	(1)	—
Settlements	(2)	—	—

Tax Positions related to current year:
Additions	—	—	2
Settlements	—	—	(2)
Balance, end of year	$(11)	$(12)	$6

CERC had approximately $1 million, $1 million and $-0- of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2007, 2008 and 2009, respectively.  CERC recognizes interest and penalties as a component of income tax expense. CERC recognized approximately $3 million, $1 million and $1 million of benefit for interest on uncertain income tax positions during 2007, 2008 and 2009, respectively. CERC had an accrued balance of $4 million and $5 million of interest receivables on uncertain income tax positions at

December 31, 2008 and 2009, respectively. CERC does not expect the amount of unrecognized tax benefits to change significantly over the next 12 months.

Tax Audits and Settlements.  CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through the 2005 tax year. CERC is currently under examination by the IRS for tax years 2006 and 2007 and is at various stages of the examination process. CERC has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2009.

(9)	Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Consolidated Balance Sheets as of December 31, 2008 and 2009 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2009, minimum payment obligations for natural gas supply commitments are approximately $439 million in 2010, $490 million in 2011, $427 million in 2012, $390 million in 2013, $269 million in 2014 and $543 million after 2014.

(b) Asset Management Agreements

Gas Operations has entered into asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization. Under the provisions of these asset management agreements, Gas Operations has an obligation to purchase its winter storage requirements from the asset manager. The agreements have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CERC’s obligations under non-cancelable long-term operating leases at December 31, 2009, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2010	$12
2011	13
2012	9
2013	6
2014	4
2015 and beyond	7
Total	$51

Total rental expense for all operating leases was $43 million, $41 million and $36 million in 2007, 2008 and 2009, respectively.

(d) Capital Commitments

Long-Term Gas Gathering and Treating Agreements. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of EnCana Corporation (EnCana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from EnCana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has rights to gather Shell’s and EnCana’s natural gas production from the dedicated areas.

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas. If EnCana or Shell elect, CEFS will further expand the facilities in order to gather and treat additional future volumes.  The construction necessary to reach the contractual capacity of 700 MMcf per day includes more than 200 miles of gathering lines, nearly 25,500 horsepower of compression and over 800 MMcf per day of treating capacity.

CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. If EnCana and Shell elect expansion of the project to gather and process additional future volumes of up to 1 Bcf per day, CEFS estimates that the expansion would cost as much as an additional $300 million and EnCana and Shell would provide incremental volume commitments. Funds for construction are being provided from anticipated cash flows from operations, lines of credit, proceeds from the sale of debt securities or capital contributions.  As of December 31, 2009, approximately $176 million has been spent on this project, including the purchase of existing facilities.

(e) Legal, Environmental and Other Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have indicated that they will appeal the dismissal. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

On May 1, 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts discussed below.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries, along with 76 other natural gas pipelines, their subsidiaries and affiliates, were defendants in a lawsuit filed in 1997 under the Federal False Claims Act alleging mismeasurement of natural gas produced from federal and Indian lands. The suit sought undisclosed damages, along with statutory penalties, interest, costs and fees. This case was consolidated, together with the other similar False Claims Act cases, in the federal district court in Cheyenne, Wyoming. In October 2006, the judge considering this matter granted the defendants’ motion to dismiss the suit on the ground that the court lacked subject matter jurisdiction over the claims asserted. The plaintiff sought review of that dismissal from the Tenth Circuit Court of Appeals, which affirmed the district court’s dismissal in March 2009. Following dismissal of the plaintiff’s motion to the Tenth Circuit for rehearing, the plaintiff sought review by the United States Supreme Court, but his petition for certiorari was denied in October 2009.

In addition, CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case. The plaintiffs are seeking reconsideration of that denial.

CERC believes that there has been no systematic mismeasurement of gas and that these lawsuits are without merit. CERC does not expect the ultimate outcome of the lawsuits to have a material impact on its financial condition, results of operations or cash flows.

Gas Cost Recovery Litigation. In October 2004, a lawsuit was filed by certain CERC ratepayers in Texas and Arkansas in circuit court in Miller County, Arkansas against CenterPoint Energy, CERC Corp., certain other subsidiaries of CenterPoint Energy and CERC Corp. and various non-affiliated companies alleging fraud, unjust enrichment and civil conspiracy with respect to rates charged to certain consumers of natural gas in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Although the plaintiffs in the Miller County case sought class certification, no class was certified. In June 2007, the Arkansas Supreme Court determined that the Arkansas claims were within the sole and exclusive jurisdiction of the Arkansas Public Service Commission (APSC) and in February 2008, the Arkansas Supreme Court directed the Miller County court to dismiss the entire case for lack of jurisdiction.

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

In June 2007, CenterPoint Energy, CERC Corp., and other defendants in the Miller County case filed a petition in a district court in Travis County, Texas seeking a determination that the Railroad Commission has exclusive original jurisdiction over the Texas claims asserted in the Miller County case.  In January 2009, the district court entered a final declaratory judgment ruling that the Railroad Commission has exclusive jurisdiction over the Texas claims asserted against CenterPoint Energy, and the other defendants in the Miller County case.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment.

There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At December 31, 2009, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. As of December 31, 2009, CERC had collected $13 million from insurance companies and rate payers to be used for future environmental remediation. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers.  As of December 31, 2009, the balance in the environmental expense tracker account was $8.7 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $4.6 million at December 31, 2009, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is the subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding.  Although it is likely that the plaintiff will pursue an appeal from that dismissal, further action will not be taken until the district court disposes of claims against other defendants in the case. CERC believes it is not liable as a former owner or operator of the site under the Comprehensive Environmental, Response, Compensation and Liability Act of 1980, as amended, and applicable state statutes, and is vigorously contesting the suit and its designation as a PRP. CERC does not expect the ultimate outcome to have a material adverse impact on its financial condition, results of operations or cash flows.

Mercury Contamination. CERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. CERC has found this type of contamination at some sites in the past, and CERC has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs is not known at this time, based on CERC's experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, CERC believes that the costs of any remediation of these sites will not be material to its financial condition, results of operations or cash flows.

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

(f) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be effective until 2018, was approximately $96 million as of December 31, 2009. As of December 31, 2009, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(10)	Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. Non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt	$3,719	$3,568	$2,786	$2,969

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Revenues	$2,952	$2,157	$1,960	$2,326
Operating income	242	130	129	216
Net income	126	60	67	90

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Revenues	$2,351	$1,116	$965	$1,825
Operating income	214	89	64	202
Net income	95	34	5	96

(12)	Reportable Business Segments

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

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers	Inter-segment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets	Expenditures for Long- Lived Assets
As of and for the year ended December 31, 2007:
Natural Gas Distribution	$3,749	$10	$155	$218	$4,332	$191
Competitive Natural Gas Sales and Services	3,534	45	5	75	1,221	7
Interstate Pipelines (1)	357	143	44	237	3,007	308
Field Services (2)	136	39	11	99	669	74
Other	—	—	—	(3)	670	—
Reconciling Eliminations	—	(237)	—	—	(765)	—
Consolidated	$7,776	$—	$215	$626	$9,134	$580
As of and for the year ended December 31, 2008:
Natural Gas Distribution	$4,217	$9	$157	$215	$4,961	$214
Competitive Natural Gas Sales and Services	4,488	40	3	62	1,315	8
Interstate Pipelines (1)	477	173	46	293	3,578	189
Field Services (2)	213	39	12	147	826	122
Other	—	—	—	—	724	—
Reconciling Eliminations	—	(261)	—	—	(1,193)	—
Consolidated	$9,395	$—	$218	$717	$10,211	$533

As of and for the year ended December 31, 2009:
Natural Gas Distribution	$3,374	$10	$161	$204	$4,535	$165
Competitive Natural Gas Sales and Services	2,215	15	4	21	1,176	2
Interstate Pipelines (1)	456	142	48	256	3,484	176
Field Services (2)	212	29	15	94	1,045	348
Other	—	—	1	(6)	800	—
Reconciling Eliminations	—	(196)	—	—	(1,256)	—
Consolidated	$6,257	$—	$229	$569	$9,784	$691

(1)
Interstate Pipelines recorded equity income of $6 million, $36 million, and $7 million (including $6 million and $33 million related to pre-operating allowance for funds used during construction during 2007 and 2008, respectively) in the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $58 million, $307 million and $422 million as of December 31, 2007, 2008 and 2009 and is included in Investment in unconsolidated affiliates.

(2)
Field Services recorded equity income of $10 million, $15 million and $8 million for the years ended December 31, 2007, 2008 and 2009, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $30 million, $38 million and $40 million as of December 31, 2007, 2008 and 2009, respectively, and is included in Investment in unconsolidated affiliates.

	Year Ended December 31,
Revenues by Products and Services:	2007	2008	2009
	(In millions)

Retail gas sales	$4,941	$6,216	$4,540
Wholesale gas sales	2,196	2,295	902
Gas transport	532	756	691
Energy products and services	107	128	124
Total	$7,776	$9,395	$6,257

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.61, 2.64, 3.04, 3.30, and 2.63 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to CERC during the fiscal years ending December 31, 2008 and 2009 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2008	2009

Audit fees (1)	$1,199,800	$1,105,310
Audit-related fees (2)	86,869	118,900
Total audit and audit-related fees	1,286,669	1,224,210
Tax fees	—	—
All other fees	—	—
Total fees	$1,286,669	$1,224,210

(1)
For 2009 and 2008, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2009 and 2008, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CERC is not required to have, and does not have, an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 75.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Resources Corp. and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 11, 2010; such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in the index at Item 15(a)(2).  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2010

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions From Reserves(2)	Balance at End of Period
		Charged to Income	Charged to Other Accounts (1)
	(In millions)
Year Ended December 31, 2009:
Accumulated provisions:
Uncollectible accounts receivable	$33	$35	$—	$45	$23
Deferred tax asset valuation allowance	5	—	—	—	5
Year Ended December 31, 2008:
Accumulated provisions:
Uncollectible accounts receivable	$37	$53	$3	$60	$33
Deferred tax asset valuation allowance	18	(1)	(12)	—	5
Year Ended December 31, 2007:
Accumulated provisions:
Uncollectible accounts receivable	$32	$42	$—	$37	$37
Deferred tax asset valuation allowance	22	(4)	—	—	18

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 11th day of March, 2010.

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2010.

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
For Fiscal Year Ended December 31, 2009

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2(a)(1)	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2
2(a)(2)	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)
2(b)	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2
3(a)(1)	Certificate of Incorporation of Reliant Energy Resources Corp. (“RERC Corp.”)	Form 10-K for the year ended December 31, 1997	1-3187	3(a)(1)
3(a)(2)	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-3187	3(a)(2)
3(a)(3)	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-3187	3(a)(3)
3(a)(4)	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3(b)	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-3187	3(b)
4(a)(1)	Indenture, dated as of February 1, 1998, between RERC Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1
4(a)(2)	Supplemental Indenture No. 1, dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	Form 8-K dated February 5, 1998	1-13265	4.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(a)(3)	Supplemental Indenture No. 2, dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	Form 8-K dated November 9, 1998	1-13265	4.1
4(a)(4)	Supplemental Indenture No. 3, dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	Registration Statement on Form S-4	333-49162	4.2
4(a)(5)	Supplemental Indenture No. 4, dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	Form 8-K dated February 21, 2001	1-13265	4.1
4(a)(6)	Supplemental Indenture No. 5, dated as of March 25, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	Form 8-K dated March 18, 2003	1-13265	4.1
4(a)(7)	Supplemental Indenture No. 6, dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	Form 8-K dated April 7, 2003	1-13265	4.2
4(a)(8)	Supplemental Indenture No. 7, dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	Form 8-K dated October 29, 2003	1-13265	4.2
4(a)(9)	Supplemental Indenture No. 8, dated as of December 28, 2005, providing for the issuance of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(a)(10)	Supplemental Indenture No. 9, dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CNP’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(a)(11)	Supplemental Indenture No. 10, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CNP’s Form 10-K for the year ended December 31, 2007	1-31447	4(f)(11)
4(a)(12)	Supplemental Indenture No. 11 dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CNP’s Form 10-Q for quarter ended September 30, 2007	1-31447	4.8
4(a)(13)	Supplemental Indenture No. 12 dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CNP’s Form 10-Q for quarter ended September 30, 2007	1-31447	4.9
4(a)(14)	Supplemental Indenture No. 13 dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CNP’s Form 10-Q for quarter ended June 30, 2008	1-31447	4.9

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)	$950,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CNP’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.5

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