Form 10-Q
period 2010-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2010-08-11
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

As of July 26, 2010, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Statements of Consolidated Income
	Three and Six Months Ended June 30, 2009 and 2010 (unaudited)	1

	Condensed Consolidated Balance Sheets
	December 31, 2009 and June 30, 2010 (unaudited)	2

	Condensed Statements of Consolidated Cash Flows
	Six Months Ended June 30, 2009 and 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Narrative Analysis of Results of Operations	20

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 5.	Other Information	37

Item 6.	Exhibits	38

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

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform and financial reform;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes or other proceedings relating to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures, and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	changes in interest rates or rates of inflation;

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

ii

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues	$1,116	$1,191	$3,467	$3,729

Expenses:
Natural gas	710	778	2,499	2,713
Operation and maintenance	223	214	456	446
Depreciation and amortization	57	63	114	123
Taxes other than income taxes	37	35	95	98
Total	1,027	1,090	3,164	3,380

Operating Income	89	101	303	349

Other Income (Expense): Interest and other finance charges	(53)	(52)	(107)	(103)
Equity in earnings of unconsolidated affiliates	11	7	11	12
Other, net	2	—	3	—
Total	(40)	(45)	(93)	(91)

Income Before Income Taxes	49	56	210	258
Income tax expense	(15)	(23)	(81)	(119)
Net Income	$34	$33	$129	$139

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2009	June 30, 2010
Current Assets:
Cash and cash equivalents	$1	$1
Accounts and notes receivable, net	593	446
Accrued unbilled revenue	421	88
Accounts and notes receivable – affiliated companies	13	16
Materials and supplies	69	88
Natural gas inventory	189	146
Non-trading derivative assets	39	46
Taxes receivable	47	—
Deferred tax asset	16	60
Prepaid expenses and other current assets	144	166
Total current assets	1,532	1,057

Property, Plant and Equipment:
Property, plant and equipment	6,987	7,460
Less accumulated depreciation and amortization	1,112	1,218
Property, plant and equipment, net	5,875	6,242

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	15	17
Investment in unconsolidated affiliates	463	479
Other	203	178
Total other assets	2,377	2,370

Total Assets	$9,784	$9,669

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2009	June 30, 2010
Current Liabilities:
Short-term borrowings	$55	$32
Current portion of long-term debt	44	550
Accounts payable	563	334
Accounts and notes payable — affiliated companies	472	374
Taxes accrued	67	118
Interest accrued	52	51
Customer deposits	70	71
Non-trading derivative liabilities	51	63
Other	282	303
Total current liabilities	1,656	1,896

Other Liabilities:
Accumulated deferred income taxes, net	1,080	1,129
Non-trading derivative liabilities	42	30
Benefit obligations	113	109
Regulatory liabilities	539	563
Other	135	134
Total other liabilities	1,909	1,965

Long-term Debt	2,742	2,192

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,065	1,204
Accumulated other comprehensive loss	(4)	(4)
Total stockholder’s equity	3,477	3,616

Total Liabilities and Stockholder’s Equity	$9,784	$9,669

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$129	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	123
Amortization of deferred financing costs	5	4
Deferred income taxes	76	(1)
Write-down of natural gas inventory	6	—
Equity in earnings of unconsolidated affiliates, net of distributions	(8)	6
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	684	434
Accounts receivable/payable, affiliates	9	(12)
Inventory	330	24
Taxes receivable	(35)	47
Accounts payable	(424)	(236)
Fuel cost over (under) recovery	(34)	93
Interest and taxes accrued	(43)	50
Non-trading derivatives, net	20	3
Margin deposits, net	39	(18)
Other current assets	15	(6)
Other current liabilities	(7)	(14)
Other assets	2	1
Other liabilities	8	(8)
Other, net	—	—
Net cash provided by operating activities	886	629

Cash Flows from Investing Activities:
Capital expenditures	(272)	(449)
Investment in unconsolidated affiliates	1	(22)
Other, net	(3)	(1)
Net cash used in investing activities	(274)	(472)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(78)	(23)
Revolving credit facility, net	(526)	—
Payments of long-term debt	(6)	(45)
Decrease in notes payable to affiliates	—	(89)
Other, net	1	—
Net cash used in financing activities	(609)	(157)

Net Increase in Cash and Cash Equivalents	3	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$4	$1

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$104	$97
Income taxes	64	15
Non-cash transactions:
Accounts payable related to capital expenditures	36	61

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CERC’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. CERC's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures. CERC expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have a material impact on its financial position, results of operations or cash flows.

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

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions)
Interest cost	$2	$1	$4	$3
Amortization of prior service cost	1	1	1	1
Net periodic cost	$3	$2	$5	$4

CERC expects to contribute approximately $15 million to CenterPoint Energy’s postretirement benefit plan in 2010, of which $4 million and $8 million, respectively, was contributed during the three and six months ended June 30, 2010.

(4)	Regulatory Matters

Texas. In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The implemented rates were contested by a coalition of nine cities in an appeal to the 353rd District Court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the 3rd Court of Appeals at Austin, Texas. CERC does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs of approximately $2 million on its gas inventory. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as adjustments to pension and benefits, accumulated deferred income taxes and other items. The Railroad Commission also approved a surcharge of $0.9 million per year to recover Hurricane Ike costs over three years.  These rates went into effect in March 2010. Gas Operations and other parties are seeking judicial review of the Railroad Commission's decision in the 261st district court in Travis County, Texas.

Minnesota. In November 2008, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $40.8 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In July 2010, Gas

Operations implemented the revised rates approved by the MPUC.  The difference between the amounts approved by the MPUC and amounts collected, $15.9 million as of June 30, 2010, is recorded in other current liabilities and will be refunded to customers in 2010.

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

During the three months ended June 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $40 million, resulting in a net unrealized gain of $3 million.  During the three months ended June 30, 2010, CERC recorded decreased natural gas revenues from unrealized net losses of $13 million and decreased natural gas expense from unrealized net gains of $5 million, resulting in a net unrealized loss of $8 million.  During the six months ended June 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $34 million and decreased natural gas expense from unrealized net gains of $18 million, resulting in a net unrealized loss of $16 million.  During the six months ended June 30, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $17 million and increased natural gas expense from unrealized net losses of $22 million, resulting in a net unrealized loss of $5 million.

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

CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three and six months ended June 30, 2009, CERC recognized losses of $-0- and $3 million, respectively, related to these swaps. During the three and six months ended June 30, 2010, CERC recognized gains of $2 million and losses of $5 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2009 and June 30, 2010, while the latter tables provide a breakdown of the related income statement impact for the three and six months ended June 30, 2009 and 2010.

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

Fair Value of Derivative Instruments
	June 30, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$48	$(2)
Natural gas contracts (1)	Other Assets	17	—
Natural gas contracts (1)	Current Liabilities	17	(156)
Natural gas contracts (1)	Other Liabilities	1	(67)
Total		$83	$(225)
_________
(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 741 Bcf or a net 158 Bcf long position.  Of the net long position, basis swaps constitute 86 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 40 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $30 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $112 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$7	$5
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(43)	(31)
Total		$(36)	$(26)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(39) million and $(25) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$84	$49
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(192)	(92)
Total		$(108)	$(43)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(117) million and $(50) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions require CERC to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CERC is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 and June 30, 2010 was $140 million and $144 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $65 million and $59 million, respectively, at December 31, 2009 and June 30, 2010.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009 and June 30, 2010, $75 million and $84 million, respectively, of additional assets would be required to be posted as collateral.

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

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2010, there were no significant transfers between levels.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2010
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments in money market funds	11	—	—	—	11
Derivative assets	1	75	7	(20)	63
Total assets	$13	$75	$7	$(20)	$75
Liabilities
Derivative liabilities	$13	$210	$2	$(132)	$93
Total liabilities	$13	$210	$2	$(132)	$93

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $112 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended June 30,
	2009	2010
	(in millions)
Beginning balance	$(26)	$4
Total unrealized gains or (losses):
Included in earnings	1	—
Included in regulatory assets	1	—
Total purchases, sales, other settlements, net:
Included in earnings	—	1
Included in regulatory assets	7	—
Ending balance	$(17)	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Six Months Ended June 30,
	2009	2010
	(in millions)
Beginning balance	$(58)	$(6)
Total unrealized gains or (losses):
Included in earnings	(2)	2
Included in regulatory assets	(16)	(1)
Total purchases, sales, other settlements, net:
Included in earnings	2	1
Included in regulatory assets	57	9
Ending balance	$(17)	$5
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$3

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2009 and June 30, 2010 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions)
Net income	$34	$33	$129	$139
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax of $-0- and $-0-)	1	—	1	—
Total	1	—	1	—
Comprehensive income	$35	$33	$130	$139

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2009	June 30, 2010
	(in millions)
Adjustment to pension and other postretirement plans	$(4)	$(4)
Total accumulated other comprehensive loss	$(4)	$(4)

(9)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis.  Funding needs are aggregated and external borrowing or investing is based on the net cash position.  The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CERC had money pool borrowings of $432 million and $342 million at December 31, 2009 and June 30, 2010, respectively, which are included in accounts and notes payable—affiliated companies in the Condensed Consolidated Balance Sheets.

For both the three and six months ended June 30, 2009 and 2010, CERC had net interest expense related to affiliate borrowings of less than $1 million.

CenterPoint Energy provides some corporate services to CERC.  The costs of services have been charged directly to CERC using methods that management believes are reasonable.  These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees.  These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate.  Amounts charged to CERC for these services were $39 million and $37 million for the three months ended June 30, 2009 and 2010, respectively, and $76 million and $74 million for the six months ended June 30, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On October 9, 2009, CERC amended its receivables facility to extend the termination date to October 8, 2010.  Availability under CERC’s 364-day receivables facility ranges from $150 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2009 and June 30, 2010, the facility size was $150 million and $300 million, respectively. As of both December 31, 2009 and June 30, 2010, there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $55 million and $32 million as of December 31, 2009 and June 30, 2010, respectively.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in south Louisiana, Mississippi and Texas. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage at inception of the contract was transferred to the third party, the natural gas continued to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the winter heating season. As of December 31, 2009 and June 30, 2010, CERC’s Condensed Consolidated Balance Sheets reflect $10 million and $-0-, respectively, in inventory related to these agreements.

(b) Long-term Debt

Convertible Subordinated Debentures. In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Revolving Credit Facility.  As of both December 31, 2009 and June 30, 2010, CERC Corp. had no outstanding borrowings under its $915 million credit facility.  There was no commercial paper outstanding that would have been backstopped by CERC Corp.’s credit facility as of December 31, 2009 and June 30, 2010.  CERC Corp. was in compliance with all debt covenants as of June 30, 2010.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative.  Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.  As of June 30, 2010, minimum payment obligations for natural gas supply commitments are approximately $262 million for the remaining six months in 2010, $501 million in 2011, $407 million in 2012, $346 million in 2013, $255 million in 2014 and $579 million after 2014.

(b) Capital Commitments

Long-Term Gas Gathering and Treating Agreements. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place the majority of those facilities in service in the third quarter of 2010 with well connects being the only activity remaining. CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million. As of June 30, 2010, approximately $286 million has been spent on the original project scope, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat a total volume of up to 1 Bcf per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and treat additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

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

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 600 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 600 MMcf per day will be as much as $400 million. As of June 30, 2010, approximately $141 million has been spent on this project, including the purchase of existing facilities.  If Encana and Shell elect, CEFS will expand the project to gather and treat additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that the incremental expansion to 1.1 Bcf per day would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below.  Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002.  CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets.  These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws.  Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009.  CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases.  CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-

2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court.  CERC believes that neither CenterPoint Energy nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CERC does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At June 30, 2010, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers in 2010.  As of June 30, 2010, the amount to be refunded from the environmental expense tracker account was $8.3 million.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $5.0 million at June 30, 2010, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010.  As of June 30, 2010, RRI was not required to provide security to CERC.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three and six months ended June 30, 2009, the effective tax rate was 30% and 39%, respectively.  During the three and six months ended June 30, 2010, the effective tax rate was 41% and 46%, respectively.  The comparability of the effective tax rate for the three months ended June 30, 2009 and 2010 is primarily affected by a $3 million tax benefit related to an adjustment to deferred state tax liabilities in 2009.  The comparability of the effective tax rate for the six months ended June 30, 2009 and 2010 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CERC reduced its deferred tax asset by approximately $21 million in March 2010.  The portion of the reduction that CERC believes will be recovered through the regulatory process, or approximately $2 million, has been recorded as a regulatory asset.  The regulatory assets have also been increased by approximately $1 million related to the recovery of CERC’s income taxes.  The remaining $19 million of the reduction in CERC’s deferred tax asset has been reflected as a charge to income tax expense.

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2009 and June 30, 2010:

	December 31, 2009	June 30, 2010
	(in millions)
Unrecognized tax benefits	$6	$4
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	—	—
Interest accrued on unrecognized tax benefits	(5)	(5)

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $2 million over the next 12 months primarily as a result of the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an Internal Revenue Service (IRS) examination described in the following paragraph.  It is also reasonably possible that the total amount of unrecognized tax benefits could increase by as much as $17 million primarily as a result of the acceptance by the IRS of a refund claim related to the timing of a deduction for debt issuance costs.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns of which CERC is a member.  The most significant adjustment proposed by the IRS that is associated with CERC relates to the capitalization of certain direct and indirect expenses totaling approximately $4 million into inventory.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office but the proposed inventory adjustment was not contested.  CERC has considered the adjustment’s effects in its accrual for uncertain income tax positions as of June 30, 2010.  Additionally, the capitalization of expenses into inventory is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

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

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,786	$2,969	$2,742	$2,982

(14)	Reportable Business Segments

Because CERC Corp. is an indirect wholly owned subsidiary of CenterPoint Energy, CERC’s determination of reportable business segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the CERC Corp. Form 10-K.  CERC uses operating income as the measure of profit or loss for its business segments.

CERC’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations.  Natural Gas Distribution consists of rate-regulated intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers.  Competitive Natural Gas Sales and Services represents CERC’s non-rate regulated gas sales and services operations, which consist of three operational functions: wholesale, retail and intrastate pipelines.  The Interstate Pipelines business segment includes the interstate natural gas pipeline operations.  The Field Services business segment includes the non-rate regulated natural gas gathering, processing and treating operations.  Our Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Financial data for business segments are as follows (in millions):

	For the Three Months Ended June 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$516	$2	$2
Competitive Natural Gas Sales and Services	430	2	6
Interstate Pipelines	119	36	61
Field Services	51	5	23
Other Operations	—	—	(3)
Eliminations	—	(45)	—
Consolidated	$1,116	$—	$89

	For the Three Months Ended June 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$462	$3	$10
Competitive Natural Gas Sales and Services	550	10	(6)
Interstate Pipelines	113	35	67
Field Services	66	14	31
Other Operations	—	—	(1)
Eliminations	—	(62)	—
Consolidated	$1,191	$—	$101

	For the Six Months Ended June 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2009
Natural Gas Distribution	$1,934	$5	$120	$4,535
Competitive Natural Gas Sales and Services	1,190	7	8	1,176
Interstate Pipelines	236	72	130	3,484
Field Services	107	6	49	1,045
Other Operations	—	—	(4)	800
Eliminations	—	(90)	—	(1,256)
Consolidated	$3,467	$—	$303	$9,784

	For the Six Months Ended June 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2010
Natural Gas Distribution	$1,995	$7	$149	$4,463
Competitive Natural Gas Sales and Services	1,394	18	9	1,147
Interstate Pipelines	216	70	139	3,568
Field Services	124	24	54	1,428
Other Operations	—	—	(2)	539
Eliminations	—	(119)	—	(1,476)
Consolidated	$3,729	$—	$349	$9,669

(15)	Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2010 was $80 million and $106 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2010 was $70 million and $157 million, respectively, of over-recovered gas cost.

Item 2.                      MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2009 Form 10-K.

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), our wholly-owned natural gas gathering and treating subsidiary, entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. CEFS also acquired jointly-owned gathering facilities from Encana and Shell in De Soto and Red River parishes in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.  The gathering facilities are known as the “Magnolia Gathering System.”

In connection with the agreements, CEFS commenced gathering and treating services utilizing the acquired facilities. CEFS is expanding the acquired facilities in order to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas and expects to place the majority of those facilities in service in the third quarter of 2010 with only well connects remaining.  CEFS estimates that the purchase of existing facilities and construction to gather 700 MMcf per day will cost up to $325 million.  As of June 30, 2010, approximately $286 million has been spent on the original project scope, including the purchase of existing facilities.

Under the agreements, Encana or Shell can elect to require CEFS to further expand the facilities in order to gather and treat a total volume of up to 1 billion cubic feet (Bcf) per day, and in March 2010, Encana and Shell exercised initial expansion elections to increase gathering capacity by 200 MMcf per day to 900 MMcf. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service by the first quarter of 2011.  In connection with the expansion, Encana and Shell each made incremental volume commitments for the capacity expansion.

If Encana and Shell elect expansion of the project to gather and treat additional future volumes of up to 1 Bcf per day (including the 200 MMcf per day already elected), CEFS estimates that the expansion would cost as much as $300 million, and Encana and Shell would provide incremental volume commitments.

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

CEFS has integrated the acquired facilities with CEFS’s Magnolia Gathering System, allowing CEFS to commence gathering and treating services immediately for up to 150 MMcf per day of natural gas. Under the terms of the agreements, CEFS will expand the acquired facilities to gather and treat up to 600 MMcf per day of natural gas. Each of the agreements includes volume commitments and dedicated acreage for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

CEFS estimates that the capital cost to purchase the existing facilities and construct new facilities for the Olympia Gathering System to gather 600 MMcf per day will be as much as $400 million.  As of June 30, 2010, approximately $141 million has been spent on this project, including the purchase of existing facilities.  If Encana and Shell elect, CEFS will expand the project to gather and treat additional future volumes of up to 520 MMcf per day, for a total Olympia Gathering System capacity of up to 1.1 Bcf per day.  CEFS estimates that the incremental expansion to 1.1 Bcf per day would cost as much as an additional $200 million.  Encana and Shell would provide incremental volume commitments in connection with expansions of the Olympia Gathering System.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

Although Dodd-Frank includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. Nevertheless, from the language of Dodd-Frank and its legislative history, it does not appear that our derivatives trading activities will be subject to substantially more regulation than is currently in place, though the new regulations may increase the costs associated with trading and/or decrease the number of available trading counterparties.

Dodd-Frank also makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate our securities.  Those provisions include the elimination of certain exemptions the credit agencies have previously enjoyed from liabilities under the securities laws, the treatment of ratings agencies as “experts” when their ratings are used in connection with securities offerings and the elimination of a safe harbor under Regulation FD for information provided to credit rating agencies.  Following enactment of Dodd-Frank, the three principal rating agencies announced that they would not consent to the inclusion of their ratings in registered public offerings of securities, but the SEC has issued guidance that mitigates, at least for the present time, the impacts of the new restrictions on some securities offerings.  It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2009 and 2010, followed by a discussion of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions)
Revenues	$1,116	$1,191	$3,467	$3,729
Expenses:
Natural gas	710	778	2,499	2,713
Operation and maintenance	223	214	456	446
Depreciation and amortization	57	63	114	123
Taxes other than income taxes	37	35	95	98
Total Expenses	1,027	1,090	3,164	3,380
Operating Income	89	101	303	349
Interest and Other Finance Charges	(53)	(52)	(107)	(103)
Equity in earnings of unconsolidated affiliates	11	7	11	12
Other Income, net	2	—	3	—
Income Before Income Taxes	49	56	210	258
Income Tax Expense	(15)	(23)	(81)	(119)
Net Income	$34	$33	$129	$139

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We reported net income of $33 million for the three months ended June 30, 2010 compared to $34 million for the same period in 2009.  The decrease in net income of $1 million was primarily due to an $8 million increase in income tax expense and a $4 million decrease in equity in earnings of unconsolidated affiliates, partially offset by a $12 million increase in operating income from our business segments as discussed below.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

We reported net income of $139 million for the six months ended June 30, 2010 compared to $129 million for the same period in 2009.  The increase in net income of $10 million was primarily due to a $46 million increase in operating income from our business segments as discussed below, partially offset by a $38 million increase in income tax expense.

Income Tax Expense. During the three and six months ended June 30, 2009, the effective tax rate was 30% and 39%, respectively.  During the three and six months ended June 30, 2010, the effective tax rate was 41% and 46%, respectively.  The comparability of the effective tax rate for the three months ended June 30, 2009 and 2010 is primarily affected by a $3 million tax benefit related to an adjustment to deferred state tax liabilities in 2009.  The comparability of the effective tax rate for the six months ended June 30, 2009 and 2010 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset by approximately $21 million in March 2010.  The portion of the reduction that we believe will be recovered through the regulatory process, or approximately $2 million, has been recorded as a regulatory asset.  The regulatory assets have also been increased by approximately $1 million related to the recovery of our income taxes.  The remaining $19 million of the reduction in our deferred tax asset has been reflected as a charge to income tax expense.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2009 and 2010 (in millions), followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Natural Gas Distribution	$2	$10	$120	$149
Competitive Natural Gas Sales and Services	6	(6)	8	9
Interstate Pipelines	61	67	130	139
Field Services	23	31	49	54
Other Operations	(3)	(1)	(4)	(2)
Total Consolidated Operating Income	$89	$101	$303	$349

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$518	$465	$1,939	$2,002
Expenses:
Natural gas	295	244	1,340	1,383
Operation and maintenance	152	144	321	311
Depreciation and amortization	41	44	81	84
Taxes other than income taxes	28	23	77	75
Total expenses	516	455	1,819	1,853
Operating Income	$2	$10	$120	$149

Throughput (in Bcf):
Residential	20	16	98	112
Commercial and industrial	46	49	123	136
Total Throughput	66	65	221	248

Number of customers at period end:
Residential	2,961,941	2,973,013	2,961,941	2,973,013
Commercial and industrial	241,875	244,089	241,875	244,089
Total	3,203,816	3,217,102	3,203,816	3,217,102

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Natural Gas Distribution business segment reported operating income of $10 million for the three months ended June 30, 2010 compared to $2 million for the three months ended June 30, 2009.  Operating income increased $8 million primarily as a result of rate increases ($6 million), lower pension and other benefits costs ($4 million), higher non-volumetric revenues ($2 million) and lower bad debt expense ($2 million).  These were partially offset by lower throughput ($4 million), primarily caused by warmer weather, and increased labor costs ($3 million).

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Natural Gas Distribution business segment reported operating income of $149 million for the six months ended June 30, 2010 compared to operating income of $120 million for the six months ended June 30, 2009.

Operating income increased $29 million primarily as a result of rate increases ($10 million), higher throughput ($8 million), including the effect of adding 11,000 residential customers, lower bad debt expense ($7 million) in part due to improved collection efforts, lower pension and other benefits costs ($6 million) and increased non-volumetric revenues ($4 million).  These were partially offset by higher labor costs ($5 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$432	$560	$1,197	$1,412
Expenses:
Natural gas	414	554	1,166	1,380
Operation and maintenance	10	10	20	19
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	2
Total expenses	426	566	1,189	1,403
Operating Income (Loss)	$6	$(6)	$8	$9

Throughput (in Bcf)	114	128	255	269

Number of customers at period end	10,878	11,694	10,878	11,694

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $6 million for the three months ended June 30, 2010 compared to operating income of $6 million for the three months ended June 30, 2009.  The decrease in operating income of $12 million is primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the second quarter of 2010 of $8 million versus a favorable impact of $3 million for the same period in 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $9 million for the six months ended June 30, 2010 compared to $8 million for the six months ended June 30, 2009. The increase in operating income of $1 million was due to the improvement of the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives for the first six months of 2010 of $5 million versus $16 million for the same period in 2009.  A further favorable impact of $5 million is attributable to the $6 million write down of natural gas inventory in the first half of 2009 to the lower of cost or market as compared to a write down of less than $1 million in the first half of 2010.  Offsetting these increases to operating income is a $15 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$155	$148	$308	$286
Expenses:
Natural gas	34	24	63	34
Operation and maintenance	41	35	76	70
Depreciation and amortization	12	13	24	26
Taxes other than income taxes	7	9	15	17
Total expenses	94	81	178	147
Operating Income	$61	$67	$130	$139

Transportation throughput (in Bcf) :	396	400	857	838

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Interstate Pipeline business segment reported operating income of $67 million for the three months ended June 30, 2010 compared to $61 million for the three months ended June 30, 2009.  Margins (revenues less natural gas costs) increased $3 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($12 million), partially offset by reduced off-system transportation margins and ancillary services ($9 million).  Lower operations and maintenance expenses ($6 million) were partially offset by higher depreciation and amortization expenses ($1 million) related to asset additions and increased taxes other than income taxes ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $9 million and $4 million for the three months ended June 30, 2009 and 2010, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The second quarter of 2009 benefited from the receipt of a one-time fee related to the construction of the pipeline and a reduction in estimated property taxes.  Our 50% share of those amounts was approximately $5 million.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Interstate Pipeline business segment reported operating income of $139 million for the six months ended June 30, 2010 compared to $130 million for the six months ended June 30, 2009. Margins increased by $7 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($24 million) and new power plant transportation contracts ($2 million), partially offset by reduced ancillary services and off-system transportation margins ($19 million). Lower operation and maintenance expenses ($6 million) were partially offset by increased depreciation and amortization expenses ($2 million) related to new assets and increased taxes other than income taxes ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $7 million for both the six months ended June 30, 2009 and 2010, from its 50% interest in SESH.  The 2009 results include a non-cash pre-tax charge of $5 million to reflect SESH’s discontinued use of guidance for accounting for regulated operations which was largely offset by the receipt of a one-time fee in the second quarter of 2009 related to the construction of the pipeline and reduced property taxes totaling approximately $5 million. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$56	$80	$113	$148
Expenses:
Natural gas	11	18	18	34
Operation and maintenance	18	25	37	46
Depreciation and amortization	3	5	7	11
Taxes other than income taxes	1	1	2	3
Total expenses	33	49	64	94
Operating Income	$23	$31	$49	$54

Gathering throughput (in Bcf) :	102	156	206	284

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Our Field Services business segment reported operating income of $31 million for the three months ended June 30, 2010 compared to $23 million for the three months ended June 30, 2009.  Increased margins from new projects and core gathering services ($12 million) and increased commodity prices ($5 million) more than offset the increase in operating expenses ($9 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended June 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Our Field Services business segment reported operating income of $54 million for the six months ended June 30, 2010 compared to $49 million for the six months ended June 30, 2009. Increased margins from new projects and core gathering services ($15 million) and increased commodity prices ($4 million) more than offset the increase in operating expenses ($14 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $5 million in the six months ended June 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for the remaining six months of 2010 include approximately $440 million of capital expenditures.

We expect that borrowings under our credit facility, advances under our receivables facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining six months of 2010.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and the guaranties described below, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI Energy, Inc. (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010.  As of June 30, 2010, RRI was not required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

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

Credit and Receivables Facilities.  As of July 26, 2010, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at July 26, 2010	Termination Date
June 29, 2007	Revolver	$915	$—	June 29, 2012
October 9, 2009	Receivables	215	—	October 8, 2010

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

Securities Registered with the SEC.  At July 26, 2010, we had a shelf registration statement covering $500 million principal amount of senior debt securities.

Temporary Investments.  As of July 26, 2010, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 26, 2010, we had borrowings of $470 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest rate on borrowings under our credit facility is based on our credit facility. As of August 3, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Baa3	Positive Outlook	BBB	Stable	BBB	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

We cannot assure you that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are included for informational purposes and are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

A decline in these credit ratings could increase borrowing costs under our $915 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2010, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

We and our subsidiaries purchase natural gas from one supplier under supply agreements that contain an aggregate credit threshold of $120 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of BBB. Under these agreements, we may need to provide collateral if the aggregate threshold is exceeded. Upgrades and downgrades from this BBB rating will increase and decrease the aggregate credit threshold accordingly.

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2010, the amount posted as collateral aggregated approximately $132 million ($85 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2010, unsecured credit limits extended to CES by counterparties aggregate $243 million; however, utilized credit capacity was $81 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $183 million as of June 30, 2010.  The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of June 30, 2010, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

Other Factors that Could Affect Cash Requirements.  In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including our weather hedging arrangements, and gas purchases, gas price and gas storage activities of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments;

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facilities;

•	various regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	increased capital expenditures required for new gas pipeline or field services projects;

•	the ability of our customers to fulfill their payment obligations to us;

•	the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which we are their guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Item 4.                      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2009 Form 10-K.

The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2009 Form 10-K, summarize the principal risk factors associated with our businesses.

Risk Factors Affecting Our Businesses

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Our rates for our natural gas distribution business (Gas Operations) are regulated by certain municipalities and state commissions, and for our interstate pipelines by the Federal Energy Regulatory Commission, based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

We are subject to risk associated with changes in the price of natural gas. Increases in natural gas prices might affect our ability to collect balances due from our customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into our tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which we operate thereby resulting in decreased sales and transportation volumes and revenues and (ii) increase the risk that our suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase our working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that we must provide under our hedging arrangements.

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

The revenues and results of operations of our interstate pipelines and field services businesses are subject to fluctuations in the supply and price of natural gas and natural gas liquids and regulatory and other issues impacting our customers’ production decisions.

Our interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by our gathering and pipeline transportation systems and our natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers’ access to needed capital and the cost of that capital, access to drilling rigs, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Regulatory changes include the potential for more restrictive rules governing the use of hydraulic fracturing, a process used in the extraction of natural gas from shale reservoir formations, and the use of groundwater in that process. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on our results of operations, financial condition and cash flows.

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

As of June 30, 2010, we had $2.8 billion of outstanding indebtedness on a consolidated basis. As of June 30, 2010, approximately $550 million principal amount of this debt is required to be paid through 2012, excluding $342 million borrowed from the money pool. Our future financing activities may be significantly affected by, among other things:

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

Our current credit ratings are discussed in “Management’s Narrative Analysis of Results of Operations— Liquidity — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 2 of Part I of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

The creditworthiness and liquidity of our parent company and our affiliates could affect our creditworthiness and liquidity.

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of June 30, 2010, CenterPoint Energy and its subsidiaries other than us have approximately $265 million principal amount of debt required to be paid through 2012.  This amount excludes amounts related to capital leases and principal repayments of approximately $724 million on transition and system restoration bonds for which a dedicated revenue stream exists. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow any funds that we might invest from time to time in the money pool were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.

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

Other than the financial covenants contained in our credit facility and receivables facility (described under “Liquidity and Capital Resources” in Item 2 of Part I of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy.  Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility and our receivables facility, our ability to pay dividends is restricted by a covenant that debt as a percentage of total capitalization may not exceed 65%.

The use of derivative contracts by us and our subsidiaries in the normal course of business could result in financial losses that could negatively impact our results of operations and those of our subsidiaries.

We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity, weather and financial market risks. We and our subsidiaries could recognize financial losses as a result of volatility in the market values of these contracts or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

We derive a substantial portion of our operating income from subsidiaries through which we hold a substantial portion of our assets.

We derive a substantial portion of our operating income from, and hold a substantial portion of our assets through, our subsidiaries. As a result, we depend, in part, on distributions from our subsidiaries in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions.

Our right to receive any assets of any subsidiary, and therefore the right of our creditors to participate in those assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any subsidiary, our rights as a creditor could be subordinated to any security interest in the assets of that subsidiary and any indebtedness of the subsidiary senior to that held by us.

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

Prior to CenterPoint Energy's distribution of its ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary. When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation. Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $89 million as of June 30, 2010.  As of June 30, 2010, RRI was not required to provide security to us.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI’s creditors might be made against CenterPoint Energy as its former owner.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In connection with the sale, RRI changed its name to RRI Energy, Inc. In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction. Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

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

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy's pension plan, in which we participate. These reductions increased non-cash pension expense in 2009 which impacted 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

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

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues. Another possible climate change is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver natural gas to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 5.              OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2009 and 2010 was 2.78 and 3.24, respectively.  We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  August 11, 2010

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