Form 10-Q
period 2010-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2010-11-12
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

As of October 15, 2010, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Statements of Consolidated Income
	Three and Nine Months Ended September 30, 2009 and 2010 (unaudited)	1

	Condensed Consolidated Balance Sheets
	December 31, 2009 and September 30, 2010 (unaudited)	2

	Condensed Statements of Consolidated Cash Flows
	Nine Months Ended September 30, 2009 and 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Narrative Analysis of Results of Operations	21

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

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

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, pipeline safety, health care reform, financial reform and tax legislation;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	the timing and extent of changes in natural gas basis differentials;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	changes in interest rates or rates of inflation;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenues	$965	$1,250	$4,432	$4,979

Expenses:
Natural gas	582	808	3,081	3,521
Operation and maintenance	230	238	686	684
Depreciation and amortization	58	61	172	184
Taxes other than income taxes	31	32	126	130
Total	901	1,139	4,065	4,519

Operating Income	64	111	367	460

Other Income (Expense): Interest and other finance charges	(52)	(52)	(159)	(155)
Equity in earnings (losses) of unconsolidated affiliates	(3)	10	8	22
Other, net	1	(1)	4	(1)
Total	(54)	(43)	(147)	(134)

Income Before Income Taxes	10	68	220	326
Income tax expense	(5)	(26)	(86)	(145)
Net Income	$5	$42	$134	$181

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2009	September 30, 2010
Current Assets:
Cash and cash equivalents	$1	$1
Accounts and notes receivable, net	593	403
Accrued unbilled revenue	421	77
Accounts and notes receivable – affiliated companies	13	22
Materials and supplies	69	95
Natural gas inventory	189	242
Non-trading derivative assets	39	72
Taxes receivable	47	100
Deferred tax asset	16	14
Prepaid expenses and other current assets	144	218
Total current assets	1,532	1,244

Property, Plant and Equipment:
Property, plant and equipment	6,987	7,651
Less accumulated depreciation and amortization	1,112	1,255
Property, plant and equipment, net	5,875	6,396

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	15	22
Investment in unconsolidated affiliates	463	480
Other	203	178
Total other assets	2,377	2,376

Total Assets	$9,784	$10,016

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2009	September 30, 2010
Current Liabilities:
Short-term borrowings	$55	$73
Current portion of long-term debt	44	550
Accounts payable	563	296
Accounts and notes payable — affiliated companies	472	622
Taxes accrued	67	81
Interest accrued	52	68
Customer deposits	70	72
Non-trading derivative liabilities	51	69
Other	282	298
Total current liabilities	1,656	2,129

Other Liabilities:
Accumulated deferred income taxes, net	1,080	1,202
Non-trading derivative liabilities	42	26
Benefit obligations	113	107
Regulatory liabilities	539	568
Other	135	134
Total other liabilities	1,909	2,037

Long-term Debt	2,742	2,192

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,065	1,246
Accumulated other comprehensive loss	(4)	(4)
Total stockholder’s equity	3,477	3,658

Total Liabilities and Stockholder’s Equity	$9,784	$10,016

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$134	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	184
Amortization of deferred financing costs	7	7
Deferred income taxes	235	118
Write-down of natural gas inventory	6	6
Equity in earnings (losses) of unconsolidated affiliates, net of distributions	(4)	4
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	819	515
Accounts receivable/payable, affiliates	(8)	(17)
Inventory	186	(85)
Taxes receivable	(144)	(53)
Accounts payable	(440)	(276)
Fuel cost over (under) recovery	(53)	43
Interest and taxes accrued	(10)	30
Non-trading derivatives, net	26	(15)
Margin deposits, net	89	(38)
Other current assets	23	(5)
Other current liabilities	(2)	(38)
Other assets	4	(2)
Other liabilities	(10)	(14)
Net cash provided by operating activities	1,030	545

Cash Flows from Investing Activities:
Capital expenditures	(458)	(652)
Decrease in notes receivable from unconsolidated affiliates	323	—
Investment in unconsolidated affiliates	(111)	(21)
Other, net	(3)	(3)
Net cash used in investing activities	(249)	(676)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(113)	18
Revolving credit facility, net	(916)	—
Proceeds from commercial paper, net	15	—
Payments of long-term debt	(6)	(45)
Increase in notes payable to affiliates	239	158
Net cash provided by (used in) financing activities	(781)	131

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$136	$127
Income taxes	18	80
Non-cash transactions:
Accounts payable related to capital expenditures	51	62

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CERC's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 6 for the required disclosures. CERC expects that the adoption of certain disclosure requirements effective in 2011 will not have a material impact on its financial position, results of operations or cash flows.

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

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions)
Interest cost	$2	$2	$6	$5
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	1	2	2
Net periodic cost	$2	$2	$7	$6

CERC expects to contribute approximately $16 million to CenterPoint Energy’s postretirement benefit plan in 2010, of which $4 million and $12 million, respectively, was contributed during the three and nine months ended September 30, 2010.

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

Minnesota. In November 2008, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) to increase its rates for utility distribution service by $59.8 million annually.  In addition, Gas Operations sought an adjustment mechanism that would annually adjust rates to reflect changes in use per customer.  In December 2008, the MPUC accepted the case and approved an interim rate increase of $51.2 million, which became effective on January 2, 2009, subject to refund. In January 2010, the MPUC issued its decision authorizing a revenue increase of $40.8 million per year, with an overall rate of return of 8.09% (10.24% return on equity).  The MPUC also authorized Gas Operations to implement a pilot program for residential and small volume commercial customers that is intended to decouple gas revenues from customers’ natural gas usage. In July 2010, Gas Operations implemented the revised rates approved by the MPUC and in August 2010 completed the refund to customers of the difference between the amounts approved by the MPUC and amounts collected. In October 2010, the MPUC approved a request by Gas Operations to implement a rate adjustment to increase its conservation improvement plan (CIP) recovery rate from $9.7 million annually to $23.2 million annually.  In addition, the MPUC approved a $1.4 million incentive based on Gas Operations’ 2009 CIP program.

(b) Renewal of Affiliate Pipeline Transportation and Storage Service Agreements

In April 2010, Gas Operations and CenterPoint Energy Gas Transmission (CEGT) began negotiations to renew the pipeline transportation and storage service agreements that were scheduled to expire on March 31, 2012 and covered Arkansas, Louisiana, Oklahoma and Texas.  In May 2010, Gas Operations and CEGT reached agreement to renew the contracts for terms extending through March 31, 2021, and have subsequently received approval of the contracting process from the appropriate regulatory commissions.

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

During the three months ended September 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $37 million and decreased natural gas expense from unrealized net gains of $31 million, resulting in a net unrealized loss of $6 million.  During the three months ended September 30, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $28 million and increased natural gas expense from unrealized net losses of $9 million, resulting in a net unrealized gain of $19 million.  During the nine months ended September 30, 2009, CERC recorded decreased natural gas revenues from unrealized net losses of $71 million and decreased natural gas expense from unrealized net gains of $49 million, resulting in a net unrealized loss of $22 million.  During the nine months ended September 30, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $45 million and increased natural gas expense from unrealized net losses of $31 million, resulting in a net unrealized gain of $14 million.

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

CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three and nine months ended September 30, 2009, CERC recognized losses of $-0- and $3 million, respectively, related to these swaps. During the three and nine months ended September 30, 2010, CERC recognized gains of $-0- and $1 million, respectively, related to these swaps.  Weather hedge gains (losses) are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2009 and September 30, 2010, while the latter tables provide a breakdown of the related income statement impact for the three and nine months ended September 30, 2009 and 2010.

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

Fair Value of Derivative Instruments
	September 30, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$77	$(5)
Natural gas contracts (1)	Other Assets	22	—
Natural gas contracts (1)	Current Liabilities	17	(181)
Natural gas contracts (1)	Other Liabilities	1	(63)
Total		$117	$(249)
_________
(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 721 Bcf or a net 113 Bcf long position.  Of the net long position, basis swaps constitute 81 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 34 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $1 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $131 million.

For CERC’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets/liabilities.  Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for financial natural gas derivatives and non-retail related physical natural gas derivatives.

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$(4)	$41
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(27)	(41)
Total		$(31)	$—
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(31) million and $(24) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2009	2010
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$80	$90
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(218)	(133)
Total		$(138)	$(43)
_________
(1)
The Gains (Losses) in Expense: Natural Gas includes $(148) million and $(74) million of costs in 2009 and 2010, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered/refunded through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Rating Services or Moody’s Investors Service, Inc. credit rating of CERC is downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2009 and September 30, 2010 was $140 million and $149 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $65 million and $61 million, respectively, at December 31, 2009 and September 30, 2010.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2009 and September 30, 2010, $75 million and $87 million, respectively, of additional assets would be required to be posted as collateral.

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

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2010, there were no significant transfers between levels.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2010
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments in money market funds	11	—	—	—	11
Derivative assets	5	105	7	(23)	94
Total assets	$17	$105	$7	$(23)	$106
Liabilities
Derivative liabilities	$16	$229	$4	$(154)	$95
Total liabilities	$16	$229	$4	$(154)	$95

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $131 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,
	2009	2010
	(in millions)
Beginning balance	$(17)	$5
Total unrealized gains (losses):
Included in earnings	2	—
Included in regulatory assets	3	—
Total purchases, sales, other settlements, net:
Included in earnings	1	(2)
Ending balance	$(11)	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Nine Months Ended September 30,
	2009	2010
	(in millions)
Beginning balance	$(58)	$(6)
Total unrealized gains (losses):
Included in earnings	—	2
Included in regulatory assets	(13)	(1)
Total purchases, sales, other settlements, net:
Included in earnings	3	(1)
Included in regulatory assets	57	9
Ending balance	$(11)	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$4

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2009 and September 30, 2010 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

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

CERC performed the test as of July 1, 2010, its annual impairment testing date, and determined that no impairment existed.

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions)
Net income	$5	$42	$134	$181
Other comprehensive income:
Adjustment to other postretirement plans (net of tax of $-0-, $-0-, $1 and $-0-)	—	—	1	—
Total	—	—	1	—
Comprehensive income	$5	$42	$135	$181

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2009	September 30, 2010
	(in millions)
Adjustment to other postretirement plans	$(4)	$(4)
Total accumulated other comprehensive loss	$(4)	$(4)

(9)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis.  Funding needs are aggregated and external borrowing or investing is based on the net cash position.  The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CERC had money pool borrowings of $432 million and $591 million at December 31, 2009 and September 30, 2010, respectively, which are included in accounts and notes payable—affiliated companies in the Condensed Consolidated Balance Sheets.

For each of the three and nine months ended September 30, 2009, CERC had net interest expense of less than $1 million.  For each of the three and nine months ended September 30, 2010, CERC had net interest expense related to affiliate borrowings of $1 million.

CenterPoint Energy provides some corporate services to CERC.  The costs of services have been charged directly to CERC using methods that management believes are reasonable.  These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees.  These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate.  Amounts charged to CERC for these services were $39 million and $38 million for the three months ended September 30, 2009 and 2010, respectively, and $115 million and $112 million for the nine months ended September 30, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On September 15, 2010, CERC amended its receivables facility to extend the termination date to September 14, 2011.  Availability under CERC’s 364-day receivables facility ranges from $160 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2009 and September 30, 2010, the facility size was $150 million and $160 million, respectively. As of both December 31, 2009 and September 30, 2010, there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $55 million and $73 million as of December 31, 2009 and September 30, 2010, respectively.

Also in October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in south Louisiana, Mississippi and Texas that extend through March 31, 2016. In connection with these asset management agreements, Gas Operations exchanged natural gas in storage for the right to receive an equivalent amount of natural gas during the 2009-2010 winter heating season. Although title to the natural gas in storage at inception of the contract was transferred to the third party, the natural gas continued to be accounted for as inventory due to the right to receive an equivalent amount of natural gas during the winter heating season. As of December 31, 2009 and September 30, 2010, CERC’s Condensed Consolidated Balance Sheets reflect $10 million and $-0-, respectively, in inventory related to these agreements.

(b) Long-term Debt

Convertible Subordinated Debentures. In January 2010, CERC Corp. redeemed $45 million of its outstanding 6% convertible subordinated debentures due 2012 at 100% of the principal amount plus accrued and unpaid interest to the redemption date.

Revolving Credit Facility.  As of both December 31, 2009 and September 30, 2010, CERC Corp. had no outstanding borrowings under its $915 million credit facility.  There was no commercial paper outstanding that would have been backstopped by CERC Corp.’s credit facility as of December 31, 2009 or September 30, 2010.  CERC Corp. was in compliance with all debt covenants as of September 30, 2010.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative.  Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.  As of September 30, 2010, minimum payment obligations for natural gas supply commitments are approximately $169 million for the remaining three months in 2010, $491 million in 2011, $397 million in 2012, $339 million in 2013, $251 million in 2014 and $581 million after 2014.

(b) Capital Commitments

Magnolia Gathering System. In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), a wholly-owned natural gas gathering and treating subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the third quarter of 2010, CEFS substantially completed the initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining. As of September 30, 2010, CEFS had spent approximately $294 million on the original project scope, including the purchase of the original facilities, and expects to incur up to an additional $31 million to complete this expansion.

Pursuant to an expansion election made by Encana and Shell in March 2010, CEFS is further expanding the Magnolia Gathering System to increase its gathering and treating capacity by an additional 200 MMcf per day, increasing the aggregate capacity of the system to 900 MMcf per day. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service in the first quarter of 2011.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of the Magnolia Gathering System by up to an additional 800 MMcf per day, bringing the total system capacity to 1.7 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Magnolia Gathering System by an additional 800 MMcf per day would be as much as $240 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Olympia Gathering System. In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of September 30, 2010, CEFS had spent approximately $210 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $190 million to complete this expansion.  CEFS expects the full 600 MMcf per day of capacity will be in service in the first quarter of 2011.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to 1.1 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below.  Under a master separation agreement between CenterPoint Energy and RRI Energy, Inc. (RRI) (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002.  CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets.  These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws.  Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009.  CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases.  CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court.  CERC believes that neither CenterPoint Energy nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CERC does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At September 30, 2010, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used. CERC has utilized an environmental expense tracker mechanism in its rates in Minnesota to recover estimated costs in excess of insurance recovery. In January 2010, as part of its Minnesota rate case decision, the MPUC eliminated the environmental expense tracker mechanism and ordered amounts previously collected from ratepayers and related carrying costs refunded to customers in 2010.  Such refund was completed in August 2010.  The MPUC provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  CERC was not required to refund to customers the amount collected from insurance companies, $5.0 million at September 30, 2010, to be used to mitigate future environmental costs.  The MPUC further gave assurance that any reasonable and prudent environmental clean-up costs CERC incurs in the future will be rate-recoverable under normal regulatory principles and procedures.  This provision had no impact on earnings.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of September 30, 2010.  Market conditions currently require posting of security under the agreement, and RRI has agreed to post approximately $7 million in collateral on December 1, 2010.  If RRI should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three and nine months ended September 30, 2009, the effective tax rate was 49% and 39%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 38% and 44%, respectively.  Lower pre-tax income in 2009 primarily affected the comparability of the effective tax rate for the three months ended September 30, 2009 and 2010.  The comparability of the effective tax rate for the nine months ended September 30, 2009 and 2010 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CERC reduced its deferred tax asset by approximately $21 million in March 2010.  The portion of the reduction that CERC believes will be recovered through the regulatory process, or approximately $2 million, was recorded as a regulatory asset.  The regulatory assets were also increased in March 2010 by approximately $1 million related to the recovery of CERC’s income taxes.  The remaining $19 million of the reduction in CERC’s deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2009 and September 30, 2010:

	December 31, 2009	September 30, 2010
	(in millions)
Unrecognized tax benefits	$6	$3
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	—	—
Interest accrued on unrecognized tax benefits	(5)	(5)

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1 million over the next 12 months primarily as a result of the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an Internal Revenue Service (IRS) examination described in the following paragraph.  It is also reasonably possible that the total amount of unrecognized tax benefits could increase by as much as $17 million primarily as a result of the acceptance by the IRS of a refund claim related to the timing of a deduction for debt issuance costs.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns of which CERC is a member.  The most significant adjustment proposed by the IRS that is associated with CERC relates to the capitalization of certain direct and indirect expenses totaling approximately $4 million into inventory.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office but the proposed inventory adjustment was not contested.  CERC has considered the adjustment’s effects in its accrual for uncertain income tax positions as of September 30, 2010.  Additionally, the capitalization of expenses into inventory is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

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

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,786	$2,969	$2,742	$3,061

(14)	Reportable Business Segments

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended September 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$400	$2	$(15)
Competitive Natural Gas Sales and Services	395	4	(8)
Interstate Pipelines	119	34	64
Field Services	51	12	23
Other Operations	—	—	—
Eliminations	—	(52)	—
Consolidated	$965	$—	$64

	For the Three Months Ended September 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$395	$3	$(4)
Competitive Natural Gas Sales and Services	638	9	7
Interstate Pipelines	136	34	68
Field Services	81	13	40
Other Operations	—	—	—
Eliminations	—	(59)	—
Consolidated	$1,250	$—	$111

	For the Nine Months Ended September 30, 2009
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2009
Natural Gas Distribution	$2,334	$7	$105	$4,535
Competitive Natural Gas Sales and Services	1,585	11	—	1,176
Interstate Pipelines	355	106	194	3,484
Field Services	158	18	72	1,045
Other Operations	—	—	(4)	800
Eliminations	—	(142)	—	(1,256)
Consolidated	$4,432	$—	$367	$9,784

	For the Nine Months Ended September 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2010
Natural Gas Distribution	$2,390	$10	$145	$4,493
Competitive Natural Gas Sales and Services	2,032	27	16	1,138
Interstate Pipelines	352	104	207	3,627
Field Services	205	37	94	1,577
Other Operations	—	—	(2)	497
Eliminations	—	(178)	—	(1,316)
Consolidated	$4,979	$—	$460	$10,016

(15)	Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2010 was $80 million and $158 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2010 was $70 million and $154 million, respectively, of over-recovered gas cost.

(16)	Subsequent Event

In October 2010, CEFS completed the sale of certain non-strategic gathering assets resulting in a gain of approximately $20 million.

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2010.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2009 Form 10-K.

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

Magnolia Gathering System.  In September 2009, CenterPoint Energy Field Services, Inc. (CEFS), our wholly-owned natural gas gathering and treating subsidiary, entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the third quarter of 2010, CEFS substantially completed the initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of September 30, 2010, CEFS had spent approximately $294 million on the original project scope, including the purchase of the original facilities, and expects to incur up to an additional $31 million to complete this expansion.

Pursuant to an expansion election made by Encana and Shell in March 2010, CEFS is further expanding the Magnolia Gathering System to increase its gathering and treating capacity by an additional 200 MMcf per day, increasing the aggregate capacity of the system to 900 MMcf per day. Total capital expenditures for this expansion are estimated to be approximately $60 million, and the increased capacity is expected to be in service in the first quarter of 2011.

Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of the Magnolia Gathering System by up to an additional 800 MMcf per day, bringing the total system capacity to 1.7 billion cubic feet (Bcf) per day.  CEFS estimates that the cost to expand the capacity of the Magnolia Gathering System by an additional 800 MMcf per day would be as much as $240 million.  Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Olympia Gathering System.  In April 2010, CEFS entered into additional long-term agreements with Encana and Shell to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Olympia Gathering System) from Encana and Shell in northwest Louisiana.

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of September 30, 2010, CEFS had spent approximately $210 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $190 million to complete this expansion.  CEFS expects the full 600 MMcf per day of capacity will be in service in the first quarter of 2011.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to 1.1 Bcf per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

Although Dodd-Frank includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until regulations have been adopted by the SEC and the CFTC.

Dodd-Frank makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate our securities. It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process. Dodd-Frank also includes new whistleblower provisions.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials.  Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense.  For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Second Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2009 and 2010, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions)
Revenues	$965	$1,250	$4,432	$4,979
Expenses:
Natural gas	582	808	3,081	3,521
Operation and maintenance	230	238	686	684
Depreciation and amortization	58	61	172	184
Taxes other than income taxes	31	32	126	130
Total Expenses	901	1,139	4,065	4,519
Operating Income	64	111	367	460
Interest and Other Finance Charges	(52)	(52)	(159)	(155)
Equity in earnings (losses) of unconsolidated affiliates	(3)	10	8	22
Other Income, net	1	(1)	4	(1)
Income Before Income Taxes	10	68	220	326
Income Tax Expense	(5)	(26)	(86)	(145)
Net Income	$5	$42	$134	$181

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We reported net income of $42 million for the three months ended September 30, 2010 compared to $5 million for the same period in 2009.  The increase in net income of $37 million was primarily due to a $47 million increase in operating income from our business segments as discussed below and a $13 million increase in equity in earnings (losses) of unconsolidated affiliates, partially offset by a $21 million increase in income tax expense.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

We reported net income of $181 million for the nine months ended September 30, 2010 compared to $134 million for the same period in 2009.  The increase in net income of $47 million was primarily due to a $93 million increase in operating income from our business segments as discussed below and a $14 million increase in equity in earnings (losses) of unconsolidated affiliates, partially offset by a $59 million increase in income tax expense.

Income Tax Expense. During the three and nine months ended September 30, 2009, the effective tax rate was 49% and 39%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 38% and 44%, respectively.  Lower pre-tax income in 2009 primarily affected the comparability of the effective tax rate for the three months ended September 30, 2009 and 2010.  The comparability of the effective tax rate for the nine months ended September 30, 2009 and 2010 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset by approximately $21 million in March 2010.  The portion of the reduction that we believe will be recovered through the regulatory process, or approximately $2 million, was recorded as a regulatory asset.  The regulatory assets were also increased in March 2010 by approximately $1 million related to the recovery of our income taxes.  The remaining $19 million of the reduction in our deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2009 and 2010 (in millions), followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Natural Gas Distribution	$(15)	$(4)	$105	$145
Competitive Natural Gas Sales and Services	(8)	7	—	16
Interstate Pipelines	64	68	194	207
Field Services	23	40	72	94
Other Operations	—	—	(4)	(2)
Total Consolidated Operating Income	$64	$111	$367	$460

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$402	$398	$2,341	$2,400
Expenses:
Natural gas	198	180	1,538	1,563
Operation and maintenance	157	160	478	471
Depreciation and amortization	40	40	121	124
Taxes other than income taxes	22	22	99	97
Total expenses	417	402	2,236	2,255
Operating Income (Loss)	$(15)	$(4)	$105	$145

Throughput (in Bcf):
Residential	13	13	111	125
Commercial and industrial	41	46	164	182
Total Throughput	54	59	275	307

Number of customers at period end:
Residential	2,954,095	2,969,452	2,954,095	2,969,452
Commercial and industrial	241,036	242,032	241,036	242,032
Total	3,195,131	3,211,484	3,195,131	3,211,484

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Natural Gas Distribution business segment reported an operating loss of $4 million for the three months ended September 30, 2010 compared to an operating loss of $15 million for the three months ended September 30, 2009.  Operating loss decreased $11 million primarily as a result of rate increases ($9 million), lower pension and other benefits costs ($4 million), higher throughput revenues ($3 million) and higher non-volumetric revenues ($2 million).  These were partially offset by other expenses ($4 million) and increased labor costs ($3 million).

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Natural Gas Distribution business segment reported operating income of $145 million for the nine months ended September 30, 2010 compared to operating income of $105 million for the nine months ended September 30, 2009.  Operating income increased $40 million primarily as a result of rate increases ($19 million), higher throughput ($11 million), including the effect of adding approximately 16,000 customers, lower pension and other benefits costs ($10 million), increased non-volumetric revenues ($9 million) and lower bad debt expense ($7 million) in part due to improved collection efforts.  These were partially offset by higher labor costs ($8 million) and other expenses ($8 million).

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$399	$647	$1,596	$2,059
Expenses:
Natural gas	396	629	1,562	2,009
Operation and maintenance	10	10	30	29
Depreciation and amortization	1	1	3	3
Taxes other than income taxes	—	—	1	2
Total expenses	407	640	1,596	2,043
Operating Income (Loss)	$(8)	$7	$—	$16

Throughput (in Bcf)	115	135	370	404

Number of customers at period end	10,934	11,883	10,934	11,883

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended September 30, 2010 compared to an operating loss of $8 million for the three months ended September 30, 2009.  The increase in operating income of $15 million is due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the third quarter of 2010 of $19 million versus an unfavorable impact of $6 million for the same period in 2009.  Offsetting this increase is a $6 million write-down of natural gas inventory in the current quarter compared to no write-down for the same quarter last year.  The remaining $4 million decrease in margin is attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Competitive Natural Gas Sales and Services business segment reported operating income of $16 million for the nine months ended September 30, 2010 compared to $-0- for the nine months ended September 30, 2009. The increase in operating income of $16 million was due to the favorable impact of the mark-to-market valuation for non-trading financial derivatives for the first nine months of 2010 of $14 million versus the unfavorable impact of $22 million for the same period in 2009.  Offsetting this increase to operating income is a $20 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads. Additionally, a $6 million write-down of natural gas inventory to the lower of cost or market occurred in each of the nine-month periods ended September 30, 2009 and September 30, 2010.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$153	$170	$461	$456
Expenses:
Natural gas	22	38	85	72
Operation and maintenance	47	42	123	112
Depreciation and amortization	12	13	36	39
Taxes other than income taxes	8	9	23	26
Total expenses	89	102	267	249
Operating Income	$64	$68	$194	$207

Transportation throughput (in Bcf)	378	422	1,235	1,260

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Interstate Pipeline business segment reported operating income of $68 million for the three months ended September 30, 2010 compared to $64 million for the three months ended September 30, 2009.  Margins (revenues less natural gas costs) increased $1 million primarily due to contracts for the phase IV Carthage to Perryville pipeline expansion ($10 million) and new power plant transportation contracts ($2 million), partially offset by reduced off-system transportation margins and ancillary services ($11 million).  Lower operations and maintenance expenses ($5 million) were partially offset by higher depreciation and amortization expenses ($1 million) related to asset additions and increased taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded an equity loss of $5 million and equity income of $8 million for the three months ended September 30, 2009 and 2010, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline that went into service in September 2008.  The equity loss in the third quarter of 2009 included a non-cash pre-tax charge of approximately $11 million associated with the write-off of certain regulatory assets resulting from SESH’s discontinued use of guidance for accounting for regulated operations.  These amounts are included in Equity in earnings (losses) of unconsolidated affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Interstate Pipeline business segment reported operating income of $207 million for the nine months ended September 30, 2010 compared to $194 million for the nine months ended September 30, 2009. Margins increased by $8 million primarily due to new contracts for the phase IV Carthage to Perryville pipeline expansion ($34 million) and new power plant transportation contracts ($4 million), partially offset by reduced ancillary services, off-system and other transportation margins ($30 million). Lower operation and maintenance expenses ($11 million) were partially offset by increased depreciation and amortization expenses ($3 million) related to new assets and increased taxes other than income increased ($3 million).

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $15 million for the nine months ended September 30, 2009 and 2010, from its 50% interest in SESH.  The 2009 results include a non-cash pre-tax charge of approximately $16 million to reflect SESH’s discontinued use of guidance for accounting for regulated operations which was largely offset by the receipt of a one-time fee of approximately $5 million in the second quarter of 2009 related to the construction of the pipeline and reduced property taxes. These amounts are included in Equity in earnings (losses) of unconsolidated affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part II of our Second Quarter Form 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2009 and 2010 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$63	$94	$176	$242
Expenses:
Natural gas	18	19	36	53
Operation and maintenance	17	29	54	75
Depreciation and amortization	4	6	11	17
Taxes other than income taxes	1	—	3	3
Total expenses	40	54	104	148
Operating Income	$23	$40	$72	$94

Gathering throughput (in Bcf)	106	180	312	464

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Our Field Services business segment reported operating income of $40 million for the three months ended September 30, 2010 compared to $23 million for the three months ended September 30, 2009.  Increased margins from new projects and core gathering services ($29 million) and increased commodity prices ($1 million) offset the increase in operating expenses ($13 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended September 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in earnings (losses) of unconsolidated affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Our Field Services business segment reported operating income of $94 million for the nine months ended September 30, 2010 compared to $72 million for the nine months ended September 30, 2009. Increased margins from new projects and core gathering services ($47 million) and increased commodity prices ($2 million) offset the increase in operating expenses ($27 million) associated with new projects.

Equity Earnings.  In addition, this business segment recorded equity income of $6 million and $8 million in the nine months ended September 30, 2009 and 2010, respectively, from its 50% interest in a jointly-owned gas processing plant.  These amounts are included in Equity in earnings (losses) of unconsolidated affiliates under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part II of our Second Quarter Form 10-Q and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2009 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for the remaining three months of 2010 include approximately $205 million of capital expenditures.

We expect that borrowings under our credit facility, advances under our receivables facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining three months of 2010.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI has agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas purchase and transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties.  The present value of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of September 30, 2010.  Market conditions currently require posting of security under the agreement, and RRI has agreed to post approximately $7 million in collateral on December 1, 2010.  If RRI should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

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

Credit and Receivables Facilities.  As of October 15, 2010, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at October 15, 2010	Termination Date
June 29, 2007	Revolver	$915	$—	June 29, 2012
September 15, 2010	Receivables	160	—	September 14, 2011

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

Securities Registered with the SEC.  We have registered an indeterminate principal amount of our senior debt securities under a joint registration statement with CenterPoint Energy and CenterPoint Energy Houston Electric, LLC.

Temporary Investments.  As of October 15, 2010, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 15, 2010, we had borrowings of $532 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest rate on borrowings under our credit facility is based on our credit rating. As of October 15, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $915 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2010, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2010, the amount posted as collateral aggregated approximately $152 million ($93 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2010, unsecured credit limits extended to CES by counterparties aggregate $243 million; however, utilized credit capacity was $87 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $183 million as of September 30, 2010.  The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2010, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments, our revolving credit facility or our receivables facility.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under our revolving credit and receivables facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	increased capital expenditures required for new gas pipeline or field services projects;

•	the ability of our customers to fulfill their payment obligations to us;

•
the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us and our subsidiaries or in connection with the contractual obligations to a third party pursuant to which we are their guarantor;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of our Second Quarter Form 10-Q.

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

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 11 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2009 Form 10-K.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarter ended June 30, 2010.

Item 5.     OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2009 and 2010 was 2.27 and 2.83, respectively.  We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 12, 2010

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CERC Corp., as Borrower, and the banks named therein	CERC Corp.’s Form 10-Q for the quarter ended June 30, 2007	1-13265	4.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock