Form 10-Q
period 2011-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2011-05-12
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

As of April 15, 2011, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

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

•	actions by credit rating agencies;

•	effectiveness of our risk management activities;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

ii

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or in connection with the contractual arrangements pursuant to which we are their guarantor;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2011

Revenues	$2,538	$2,095

Expenses:
Natural gas	1,935	1,476
Operation and maintenance	232	240
Depreciation and amortization	60	66
Taxes other than income taxes	63	53
Total	2,290	1,835

Operating Income	248	260

Other Income (Expense):
Interest and other finance charges	(51)	(49)
Equity in earnings of unconsolidated affiliates	5	6
Other, net	—	1
Total	(46)	(42)

Income Before Income Taxes	202	218

Income tax expense	96	85

Net Income	$106	$133

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2010	March 31, 2011
Current Assets:
Cash and cash equivalents	$1	$2
Accounts and notes receivable, net	603	608
Accrued unbilled revenue	270	176
Accounts and notes receivable – affiliated companies	19	26
Materials and supplies	93	76
Natural gas inventory	211	48
Non-trading derivative assets	54	39
Taxes receivable	63	5
Deferred tax asset	48	58
Prepaid expenses and other current assets	208	140
Total current assets	1,570	1,178

Property, Plant and Equipment:
Property, plant and equipment	7,939	8,080
Less accumulated depreciation and amortization	1,303	1,355
Property, plant and equipment, net	6,636	6,725

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	15	11
Investment in unconsolidated affiliates	468	474
Other	153	135
Total other assets	2,332	2,316

Total Assets	$10,538	$10,219

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2010	March 31, 2011
Current Liabilities:
Short-term borrowings	$53	$—
Accounts payable	573	374
Accounts and notes payable — affiliated companies	541	429
Taxes accrued	73	88
Interest accrued	51	56
Customer deposits	76	76
Non-trading derivative liabilities	68	50
Other	255	180
Total current liabilities	1,690	1,253

Other Liabilities:
Accumulated deferred income taxes, net	1,319	1,411
Non-trading derivative liabilities	16	4
Benefit obligations	100	98
Regulatory liabilities	572	591
Other	140	146
Total other liabilities	2,147	2,250

Long-term Debt	2,925	2,807

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,365	1,498
Accumulated other comprehensive loss	(5)	(5)
Total stockholder’s equity	3,776	3,909

Total Liabilities and Stockholder’s Equity	$10,538	$10,219

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash Flows from Operating Activities:
Net income	$106	$133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	66
Amortization of deferred financing costs	2	3
Deferred income taxes	(20)	80
Equity in earnings of unconsolidated affiliates, net of distributions	5	(3)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	3	48
Accounts receivable/payable, affiliates	(15)	(27)
Inventory	161	180
Taxes receivable	47	58
Accounts payable	(114)	(155)
Fuel cost over recovery	126	13
Interest and taxes accrued	137	20
Non-trading derivatives, net	(5)	3
Margin deposits, net	(65)	36
Other current assets	(16)	13
Other current liabilities	(6)	(19)
Other assets	(2)	3
Other liabilities	12	9
Other, net	1	(1)
Net cash provided by operating activities	417	460

Cash Flows from Investing Activities:
Capital expenditures	(159)	(182)
Investment in unconsolidated affiliates	(20)	(3)
Other, net	—	(1)
Net cash used in investing activities	(179)	(186)

Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(53)
Proceeds from commercial paper, net	—	(5)
Proceeds from long-term debt	—	550
Payments of long-term debt	(45)	(606)
Cash paid for debt exchange	—	(58)
Debt issuance costs	—	(9)
Decrease in notes payable to affiliates	(140)	(92)
Net cash used in financing activities	(238)	(273)

Net Increase in Cash and Cash Equivalents	—	1
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$2

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$38	$41
Income tax refunds, net	(50)	(61)
Non-cash transactions:
Accounts payable related to capital expenditures	52	55

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General.  Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC).  The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2010 (CERC Corp. Form 10-K).

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

For a description of CERC's reportable business segments, see Note 13.

(2)	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation, inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on CERC’s financial position, results of operations or cash flows. See Note 6 for the required disclosures.

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

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2010	2011
Interest cost	$2	$1
Amortization of prior service cost	—	1
Net periodic cost	$2	$2

CERC expects to contribute approximately $8 million to its postretirement benefit plan in 2011, of which $4 million was contributed during the three months ended March 31, 2011.

(4)	Regulatory Matters

(a) Rate Proceedings

Texas. In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations have appealed the court’s ruling on the cost of service adjustment mechanism to the Texas Third Court of Appeals at Austin, Texas. Oral arguments were held in February 2011. CERC does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows. The cost of service adjustment was initially effective for three successive years ending in calendar year 2010, but would automatically renew for successive three-year periods unless Gas Operations or the regulatory authority having original jurisdiction gave written notice to discontinue the adjustment mechanism by February 1, 2011. Certain cities that agreed to the initial implementation notified Gas Operations by February 1, 2011 of their desire to discontinue the adjustment mechanism. Gas Operations will continue the cost of service adjustments for the remaining areas.

In July 2009, Gas Operations filed a request to change its rates with the Railroad Commission and the 29 cities in its Houston service territory, consisting of approximately 940,000 customers in and around Houston. The request sought to establish uniform rates, charges and terms and conditions of service for the cities and environs of the Houston service territory. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of $20.4 million, excluding carrying costs of approximately $2 million on its gas inventory, and would be subject to an annual cost of service adjustment. In January 2010, Gas Operations withdrew its request for an annual cost of service adjustment mechanism due to the uncertainty caused by the court’s ruling in the above-mentioned Texas Coast appeal. In February 2010, the Railroad Commission issued its decision authorizing a revenue increase of $5.1 million annually, reflecting reduced depreciation rates as well as adjustments to pension and other employee benefits, accumulated deferred income taxes and other items. The Railroad Commission also approved a surcharge of $0.9 million per year to recover costs associated with damage caused by Hurricane Ike over three years.  These rates went into effect in March 2010. Gas Operations and other parties are seeking judicial review of the Railroad Commission's decision in the 261st District Court in Travis County, Texas.

In December 2010, Gas Operations filed a request to change its rates with the Railroad Commission and the 66 cities in its South Texas service territory, consisting of approximately 137,000 customers. As finally submitted to the Railroad Commission and the cities, the proposed new rates would have resulted in an overall increase in annual revenue of approximately $6.1 million.  The parties reached a settlement resulting in increased revenues of $4.6 million, which was approved by the Railroad Commission in April 2011.  Gas Operations implemented the new rates effective May 2011.

Other. Gas Operations has various periodic rate adjustment mechanisms available for use in certain of the  jurisdictions in which it operates. In March 2011, Gas Operations made its Annual Billing Determinant Adjustment filing with the Arkansas Public Service Commission (APSC) requesting an annual increase in base rates of $5.9 million to collect the amounts accrued in 2010 for recovery of declines in revenues as a result of lower volumes and number of customers.  The request is subject to approval by the APSC and the increase is expected to become effective in the second quarter of 2011.  Additionally, in March 2011, Gas Operations made annual rate filings in Oklahoma and for certain portions of Texas that, subject to approval by the applicable regulatory bodies, would result in increased annual base rates of $1.3 million.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CERC’s marketing, risk management services and hedging activities. The committee’s duties are to establish CERC’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CERC’s risk management policies and procedures and limits established by CenterPoint Energy’s board of directors.

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

During the three months ended March 31, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $30 million and increased natural gas expense from unrealized net losses of $27 million, resulting in a net unrealized gain of $3 million.  During the three months ended March 31, 2011, CERC recorded decreased natural gas revenues from unrealized net losses of $17 million and decreased natural gas expense from unrealized net gains of $15 million, resulting in a net unrealized loss of $2 million.

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

CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three months ended March 31, 2010 and 2011, CERC recognized losses of $1 million and $5 million, respectively, related to these swaps. The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2010 and March 31, 2011, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2010 and 2011.

Fair Value of Derivative Instruments
		December 31, 2010
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$55	$1
Natural gas contracts (1)	Other Assets	15	—
Natural gas contracts (1)	Current Liabilities	10	143
Natural gas contracts (1)	Other Liabilities	—	35
Total		$80	$179

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 626 billion cubic feet (Bcf) or a net 72 Bcf long position.  Of the net long position, basis swaps constitute 63 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 26 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $15 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $84 million.

Fair Value of Derivative Instruments
		March 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$39	$—
Natural gas contracts (1)	Other Assets	11	—
Natural gas contracts (1)	Current Liabilities	9	112
Natural gas contracts (1)	Other Liabilities	1	7
Total		$60	$119

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 624 Bcf or a net 139 Bcf long position.  Of the net long position, basis swaps constitute 79 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment comprise 17 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $4 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $55 million.

For CERC’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for retail sales derivative contracts and as natural gas expense for financial natural gas derivatives and non-retail related physical natural gas derivatives. Unrealized gains and losses on indexed debt securities are recorded as Other Income (Expense) in the Condensed Statements of Consolidated Income.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$44	$5
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(61)	(37)
Total		$(17)	$(32)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(25) million and $(45) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC Corp. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2010 and March 31, 2011 was $107 million and $68 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $31 million and $19 million, respectively, at December 31, 2010 and March 31, 2011.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2010 and March 31, 2011, $76 million and $48 million, respectively, of additional assets would be required to be posted as collateral.

(6)	Fair Value Measurements

Assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended March 31, 2011, there were no significant transfers between levels.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2010
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	—	73	7	(11)	69
Total assets	$12	$73	$7	$(11)	$81
Liabilities
Natural gas derivatives	$8	$167	$4	$(95)	$84
Total liabilities	$8	$167	$4	$(95)	$84

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $84 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2011
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	1	51	8	(10)	50
Total assets	$14	$51	$8	$(10)	$63
Liabilities
Natural gas derivatives	$5	$112	$2	$(65)	$54
Total liabilities	$5	$112	$2	$(65)	$54

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $55 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2010	2011
	(in millions)
Beginning balance	$(6)	$3
Total unrealized gains (losses):
Included in earnings	2	3
Included in regulatory assets	(1)	—
Total settlements, gross(1):
Included in regulatory assets	9	—
Ending balance	$4	$6
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$4

(1)	As of both March 31, 2010 and 2011, CERC did not have Level 3 purchases or sales.

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

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,925	$3,158	$2,807	$2,976

(7)	Goodwill

Goodwill by reportable business segment as of both December 31, 2010 and March 31, 2011 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(8)	Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	For the Three Months Ended March 31,
	2010	2011
	(in millions)
Net income	$106	$133
Other comprehensive income:
Adjustment to pension and other postretirement plans (net of tax)	—	—
Other comprehensive income	—	—
Comprehensive income	$106	$133

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2010	March 31, 2011
	(in millions)
Adjustment to other postretirement plans	$(5)	$(5)
Total accumulated other comprehensive loss	$(5)	$(5)

(9)	Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis.  Funding needs are aggregated and external borrowing or investing is based on the net cash position.  The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CERC had money pool borrowings of $489 million and $398 million at December 31, 2010 and March 31, 2011, respectively, which are included in accounts and notes payable—affiliated companies in the Condensed Consolidated Balance Sheets.

For both of the three months ended March 31, 2010 and 2011, CERC had net interest expense of less than $1 million related to affiliate borrowings.

CenterPoint Energy provides some corporate services to CERC.  The costs of services have been charged directly to CERC using methods that management believes are reasonable.  These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees.  These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate.  Amounts charged to CERC for these services were $37 million and $39 million for the three months ended March 31, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

(10)	Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility.  On September 15, 2010, CERC amended its receivables facility to extend the termination date to September 14, 2011.  Availability under CERC’s receivables facility ranges from $160 million to $375 million, reflecting seasonal changes in receivables balances.  As of December 31, 2010 and March 31, 2011, the facility size was $160 million and $375 million, respectively. As of both December 31, 2010 and March 31, 2011, there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $-0- as of December 31, 2010 and March 31, 2011, respectively.

(b) Long-term Debt

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

Revolving Credit Facility.  As of both December 31, 2010 and March 31, 2011, CERC Corp. had no outstanding borrowings under its $915 million credit facility.  As of December 31, 2010 and March 31, 2011, CERC Corp. had commercial paper outstanding of $183 million and $178 million, respectively, which was backstopped by its credit facility.  CERC Corp. was in compliance with all debt covenants as of March 31, 2011.

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

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative.  Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative.  As of March 31, 2011, minimum payment obligations for natural gas supply commitments are approximately $250 million for the remaining nine months in 2011, $444 million in 2012, $442 million in 2013, $318 million in 2014, $200 million in 2015 and $413 million after 2015.

(b) Capital Commitments

Magnolia Gathering System.  In September 2009, CenterPoint Energy Field Services, LLC (CEFS), a subsidiary of CERC Corp., entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana.  Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the fourth quarter of 2010, CEFS substantially completed the construction and initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of March 31, 2011, CEFS had spent approximately $320 million on the original project scope, including the purchase of the original facilities and is in the second year of the 10-year, 700 MMcf per day volume commitment made by Shell and Encana which commenced in September 2009.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of March 31, 2011, CEFS had spent approximately $360 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $65 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy or its predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below.  Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

At March 31, 2011, CERC had accrued $14 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $4 million to $35 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The MPUC has provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of March 31, 2011, CERC had collected $5.2 million from insurance companies to be used for future environmental remediation.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $109 million as of March 31, 2011. Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)	Income Taxes

During the three months ended March 31, 2010 and 2011, the effective tax rate was 48% and 39%, respectively.  The comparability of the effective tax rate is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CERC reduced its deferred tax asset by approximately $22 million in March 2010.  The portion of the reduction that CERC believed would be recovered through the regulatory process, or approximately $2 million, was recorded as an adjustment to regulatory assets.  The regulatory assets were also increased in March 2010 by approximately

$1 million related to the recovery of CERC’s income taxes.  The remaining $19 million of the reduction in CERC’s deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

On March 29, 2011, the Internal Revenue Service (IRS) issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  CERC has not finalized its evaluation of the revenue procedure or the associated tax implications.  However, CERC has incorporated in its quarterly results a reasonable estimate of the additional depreciation deductions it believes are supported by the IRS’s guidance.  Additionally, CERC believes the guidance will support additional depreciation deductions that can be claimed in CenterPoint Energy’s 2010 consolidated federal income tax return.  As a result of the enactment of the Acts and the IRS’s guidance, CERC estimates it will have a tax net operating loss in each of 2010 and 2011.

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011
	(in millions)
Unrecognized tax benefits	$11	$10
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	5	5
Interest accrued on unrecognized tax benefits	(5)	(5)

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1 million over the next 12 months primarily as a result of the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination, the conclusion of which would result in the final disposition of an uncontested adjustment proposed by the IRS relating to the capitalization into inventory of certain direct and indirect expenses incurred by CERC.  It is also reasonably possible that the total amount of unrecognized tax benefits could increase by as much as $18 million primarily as a result of the acceptance by the IRS of a refund claim related to the timing of a deduction for debt issuance costs.  Additionally, the capitalization of expenses into inventory and the deduction for debt issuance costs are temporary differences and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns of which CERC is a member.

(13)	Reportable Business Segments

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2010
Natural Gas Distribution	$1,533	$4	$139	$4,575
Competitive Natural Gas Sales and Services	844	8	15	1,190
Interstate Pipelines	103	35	72	3,672
Field Services	58	10	23	1,803
Other Operations	—	—	(1)	659
Eliminations	—	(57)	—	(1,361)
Consolidated	$2,538	$—	$248	$10,538

	For the Three Months Ended March 31, 2011
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2011
Natural Gas Distribution	$1,207	$5	$142	$4,445
Competitive Natural Gas Sales and Services	697	9	10	1,130
Interstate Pipelines	113	34	76	3,716
Field Services	78	12	36	1,828
Other Operations	—	—	(4)	592
Eliminations	—	(60)	—	(1,492)
Consolidated	$2,095	$—	$260	$10,219

(14)	Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2010 and March 31, 2011 was $23 million and $17 million, respectively, of margin deposits and $99 million and $81 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2010 and March 31, 2011 was $94 million and $80 million, respectively, of over-recovered gas cost.

Item 2.       MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2010 and the three months ended March 31, 2011.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2010 Form 10-K.

EXECUTIVE SUMMARY
Recent Events

Long-Term Gas Gathering and Treating Agreements

Magnolia Gathering System.  In September 2009, our subsidiary, CenterPoint Energy Field Services, LLC (CEFS) entered into long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Louisiana.  Pursuant to these agreements, CEFS acquired jointly-owned gathering facilities (the Magnolia Gathering System) from Encana and Shell in northwest Louisiana.  Each of the agreements includes acreage dedication and volume commitments for which CEFS has exclusive rights to gather Shell’s and Encana’s natural gas production.

During the fourth quarter of 2010, CEFS substantially completed the construction and initial expansion of the Magnolia Gathering System in order to permit the system to gather and treat up to 700 million cubic feet (MMcf) per day of natural gas, with only well connects remaining.  As of March 31, 2011, CEFS had spent approximately $320 million on the original project scope, including the purchase of the original facilities and is in the second year of the 10-year, 700 MMcf per day volume commitment made by Shell and Encana which commenced in September 2009.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of March 31, 2011, CEFS had spent approximately $360 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $65 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

Financial Reform Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions. Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

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

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials.  Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense.  For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2010 and 2011, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2010	2011
	(in millions)
Revenues	$2,538	$2,095
Expenses:
Natural gas	1,935	1,476
Operation and maintenance	232	240
Depreciation and amortization	60	66
Taxes other than income taxes	63	53
Total expenses	2,290	1,835
Operating Income	248	260
Interest and other finance charges	(51)	(49)
Equity in earnings of unconsolidated affiliates	5	6
Other income, net	—	1
Income Before Income Taxes	202	218
Income tax expense	96	85
Net Income	$106	$133

Three months ended March 31, 2011 compared to three months ended March 31, 2010

We reported net income of $133 million for the three months ended March 31, 2011 compared to $106 million for the same period in 2010.  The increase in net income of $27 million was primarily due to a $12 million increase in operating income from our business segments as discussed below and a $11 million decrease in income tax expense.

Income Tax Expense. During the three months ended March 31, 2010 and 2011, our effective tax rate was 48% and 39%, respectively.  The comparability of our effective tax rate is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

The change in tax law, which becomes effective for tax years beginning after December 31, 2012, eliminates the tax deductibility of the portion of retiree health care costs that are reimbursed by Medicare Part D subsidies.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset by approximately $22 million in March 2010.  The portion of the reduction that we believed would be recovered through the regulatory process, or approximately $2 million, was recorded as an adjustment to regulatory assets.  The regulatory assets were also increased in March 2010 by approximately $1 million related to the recovery of our income taxes.  The remaining $19 million of the reduction in our deferred tax asset was recorded as a charge to income tax expense in the first quarter of 2010.

On March 29, 2011, the IRS issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  We have not finalized our evaluation of the revenue procedure or the associated tax implications.  However, we have incorporated in our quarterly results a reasonable estimate of the additional depreciation deductions we believe are supported by the IRS’s guidance.  Additionally, we believe the guidance will support additional depreciation deductions that can be claimed in CenterPoint Energy's 2010 consolidated federal income tax return.  As a result of the enactment of the Acts and the IRS’s guidance, we estimate we will have a tax net operating loss in each of 2010 and 2011.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three months ended March 31, 2010 and 2011, followed by a discussion of the results of operations by business segment based on operating income.  Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2010	2011
	(in millions)
Natural Gas Distribution	$139	$142
Competitive Natural Gas Sales and Services	15	10
Interstate Pipelines	72	76
Field Services	23	36
Other Operations	(1)	(4)
Total Consolidated Operating Income	$248	$260

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2010	2011
Revenues	$1,537	$1,212
Expenses:
Natural gas	1,139	818
Operation and maintenance	167	168
Depreciation and amortization	40	42
Taxes other than income taxes	52	42
Total expenses	1,398	1,070
Operating Income	$139	$142

Throughput (in Bcf):
Residential	96	90
Commercial and industrial	87	88
Total Throughput	183	178

Number of customers at period end:
Residential	3,012,856	3,029,079
Commercial and industrial	246,676	246,987
Total	3,259,532	3,276,066

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Natural Gas Distribution business segment reported operating income of $142 million for the three months ended March 31, 2011 compared to $139 million for the three months ended March 31, 2010.  Operating income increased $3 million primarily as a result of lower bad debt expense ($6 million) related to improved collection efforts, partially offset by increased other expenses ($2 million).  The revenue impacts of warmer weather were mitigated by weather hedges, weather normalization adjustments and increased throughput to large-volume customers.  Expenses related to both energy efficiency programs and gross receipts taxes are substantially offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2010	2011
Revenues	$852	$706
Expenses:
Natural gas	826	685
Operation and maintenance	9	10
Depreciation and amortization	1	1
Taxes other than income taxes	1	—
Total expenses	837	696
Operating Income	$15	$10

Throughput (in Bcf):	141	155

Number of customers at period end	11,369	11,942

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Competitive Natural Gas Sales and Services business segment reported operating income of $10 million for the three months ended March 31, 2011 compared to $15 million for the three months ended March 31, 2010.  The decrease in operating income of $5 million is primarily due to the unfavorable impact of the mark-to-market valuation for non-trading financial derivatives in 2011 of $2 million versus a favorable impact of $3 million for the same period in 2010. Reduced basis spreads on pipeline transport opportunities and decreased winter storage spreads continued to impact this segment in the first quarter of 2011 as they did in 2010. Throughput volumes and the number of customers increased in the first quarter of 2011 compared to the first quarter of 2010 as a result of growth in this segment’s retail business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended March 31,
	2010	2011
Revenues	$138	$147
Expenses:
Natural gas	10	18
Operation and maintenance	35	31
Depreciation and amortization	13	13
Taxes other than income taxes	8	9
Total expenses	66	71
Operating Income	$72	$76

Equity in earnings of unconsolidated affiliates	$3	$4

Transportation throughput (in Bcf)	438	461

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Interstate Pipeline business segment reported operating income of $76 million for the three months ended March 31, 2011 compared to $72 million for the three months ended March 31, 2010.  Margins (revenues less natural gas costs) increased $1 million primarily due to the Carthage to Perryville pipeline ($4 million) and new power plant transportation contracts ($2 million), partially offset by reduced other transportation margins and ancillary services ($5 million).  Operation and maintenance expenses were lower ($4 million) primarily due to an insurance settlement related to a damaged compressor station, which was partially offset by higher taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $4 million for the three months ended March 31, 2010 and 2011, respectively, from its 50% interest in the Southeast Supply Header, a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended March 31,
	2010	2011
Revenues	$68	$90
Expenses:
Natural gas	16	15
Operation and maintenance	21	29
Depreciation and amortization	6	9
Taxes other than income taxes	2	1
Total expenses	45	54
Operating Income	$23	$36

Equity in earnings of unconsolidated affiliates	$2	$2

Gathering throughput (in Bcf)	128	183

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Our Field Services business segment reported operating income of $36 million for the three months ended March 31, 2011 compared to $23 million for the three months ended March 31, 2010.  Margins increased primarily from the Magnolia and Olympia Gathering Systems in the North Louisiana Haynesville Shale ($26 million), partially offset by the effects of lower natural gas prices for retained volumes on the system ($3 million). Increases in operating expenses ($8 million) and depreciation and amortization ($3 million) were primarily due to the projects in the Haynesville Shale.

Equity Earnings.  In addition, this business segment recorded equity income of $2 million in both the three months ended March 31, 2010 and 2011 from its 50% general partnership interest in Waskom Gas Processing Company.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for the remaining nine months of 2011 include approximately $554 million of capital expenditures.

We expect that proceeds from the sale of commercial paper, borrowings under our credit facility, advances under our receivables facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining nine months of 2011.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now named GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $109 million as of March 31, 2011.  Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

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

Credit and Receivables Facilities.  As of April 15, 2011, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at April 15, 2011		Termination Date
June 29, 2007	Revolver	$915	$52	(1)	June 29, 2012
September 15, 2010	Receivables	375	—		September 14, 2011

(1)Represents commercial paper that is backstopped by CERC Corp.’s revolving credit facility.

CERC Corp.’s $915 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings.  The facility contains covenants, including a debt to total capitalization covenant, limiting debt to 65% of our total capitalization.

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

Temporary Investments.  As of April 15, 2011, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 15, 2011, we had borrowings of $402 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest rate on borrowings under our credit facility is based on our credit rating. As of April 28, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Review (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa3	Upgrade Review	BBB	Positive	BBB	Stable

(1)	A Moody’s review for possible upgrade indicates the rating is under review for possible change in the short term, usually within 90 days.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

A decline in these credit ratings could increase borrowing costs under our $915 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2011, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2011, the amount posted as collateral aggregated approximately $72 million ($42 million of which is associated with price stabilization activities of our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2011, unsecured credit limits extended to CES by counterparties aggregate $253 million; however, utilized credit capacity was $48 million.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as

$182 million as of March 31, 2011. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2011, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments, revolving credit facility or receivables facility.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2010 Form 10-K.

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

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 11(c) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2010 Form 10-K.

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2010 Form 10-K.

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2011 was 4.55 and 4.96, respectively.  We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  May 12, 2011

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