Form 10-Q
period 2011-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2011-11-08
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

    As of October 14, 2011, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

•	the timing and extent of changes in the supply of natural gas, including supplies available for gathering by our field services business and transporting by our interstate pipelines;

•	weather variations and other natural phenomena;

•
the direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

•	the impact of unplanned facility outages;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by credit rating agencies;

ii

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Revenues	$1,250	$1,171	$4,979	$4,494

Expenses:
Natural gas	808	735	3,521	2,989
Operation and maintenance	238	227	684	704
Depreciation and amortization	61	65	184	196
Taxes other than income taxes	32	33	130	120
Total	1,139	1,060	4,519	4,009

Operating Income	111	111	460	485

Other Income (Expense):
Interest and other finance charges	(52)	(48)	(155)	(142)
Equity in earnings of unconsolidated affiliates	10	8	22	22
Other, net	(1)	(1)	(1)	1
Total	(43)	(41)	(134)	(119)

Income Before Income Taxes	68	70	326	366
Income tax expense	26	27	145	143
Net Income	$42	$43	$181	$223

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2010	September 30, 2011
Current Assets:
Cash and cash equivalents	$1	$—
Accounts and notes receivable, net	603	415
Accrued unbilled revenue	270	81
Accounts and notes receivable – affiliated companies	19	14
Materials and supplies	93	93
Natural gas inventory	211	250
Non-trading derivative assets	54	52
Taxes receivable	63	2
Deferred tax asset	48	33
Prepaid expenses and other current assets	208	117
Total current assets	1,570	1,057

Property, Plant and Equipment:
Property, plant and equipment	7,939	8,356
Less accumulated depreciation and amortization	1,303	1,450
Property, plant and equipment, net	6,636	6,906

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	15	12
Investment in unconsolidated affiliates	468	474
Other	153	132
Total other assets	2,332	2,314

Total Assets	$10,538	$10,277

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	December 31, 2010	September 30, 2011
Current Liabilities:
Short-term borrowings	$53	$84
Accounts payable	573	318
Accounts and notes payable — affiliated companies	541	443
Taxes accrued	73	90
Interest accrued	51	56
Customer deposits	76	75
Non-trading derivative liabilities	68	53
Other	255	127
Total current liabilities	1,690	1,246

Other Liabilities:
Accumulated deferred income taxes, net	1,319	1,407
Non-trading derivative liabilities	16	3
Benefit obligations	100	100
Regulatory liabilities	572	604
Other	140	143
Total other liabilities	2,147	2,257

Long-term Debt	2,925	2,775

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,365	1,588
Accumulated other comprehensive loss	(5)	(5)
Total stockholder’s equity	3,776	3,999

Total Liabilities and Stockholder’s Equity	$10,538	$10,277

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash Flows from Operating Activities:
Net income	$181	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	196
Amortization of deferred financing costs	7	10
Deferred income taxes	118	102
Write-down on natural gas inventory	6	7
Equity in earnings of unconsolidated affiliates, net of distributions	4	3
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	515	356
Accounts receivable/payable, affiliates	(17)	(12)
Inventory	(85)	(46)
Taxes receivable	(53)	61
Accounts payable	(276)	(218)
Fuel cost over (under) recovery	43	(52)
Interest and taxes accrued	30	22
Non-trading derivatives, net	(15)	(8)
Margin deposits, net	(38)	61
Other current assets	(5)	18
Other current liabilities	(38)	(33)
Other assets	(2)	5
Other liabilities	(14)	3
Other, net	—	2
Net cash provided by operating activities	545	700

Cash Flows from Investing Activities:
Capital expenditures	(652)	(483)
Investment in unconsolidated affiliates	(21)	(9)
Other, net	(3)	10
Net cash used in investing activities	(676)	(482)

Cash Flows from Financing Activities:
Increase in short-term borrowings, net	18	31
Proceeds from commercial paper, net	—	(41)
Proceeds from long-term debt	—	550
Payments of long-term debt	(45)	(606)
Cash paid for debt exchange	—	(58)
Debt issuance costs	—	(14)
Increase (decrease) in notes payable to affiliates	158	(81)
Net cash provided by (used in) financing activities	131	(219)

Net Decrease in Cash and Cash Equivalents	—	(1)
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$—

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$127	$123
Income taxes (refunds), net	80	(18)
Non-cash transactions:
Accounts payable related to capital expenditures	62	61

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

In September 2011, the FASB issued new accounting guidance that is intended to simplify how entities test goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If, after performing the qualitative assessment, it is determined that the fair value of a reporting unit is more likely than not less than its carrying value, then the quantitative two-step goodwill impairment test that exists under current GAAP must be performed; otherwise, goodwill is deemed to not be impaired and no further testing is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. CERC did not elect early adoption, but expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

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

(3)           Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in millions)
Interest cost	$2	$1	$5	$4
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	—	1	—	1
Net periodic cost	$2	$2	$6	$6

CERC expects to contribute approximately $8 million to its postretirement benefit plan in 2011, of which $-0- and $6 million, respectively, was contributed during the three and nine months ended September 30, 2011.

(4)           Regulatory Matters

Texas. In March 2008, the natural gas distribution business of CERC (Gas Operations) filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, an area consisting of approximately 230,000 customers in cities and communities on the outskirts of Houston. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues by approximately $3.5 million.  The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission’s order in part and remanded the matter to the Railroad Commission.  In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved cost of service adjustment mechanism in both those nine cities and in those areas in which the Railroad Commission has original jurisdiction.  The Railroad Commission and Gas Operations appealed the court’s ruling on the cost of service adjustment mechanism to the Texas Third Court of Appeals in Austin, Texas. Oral arguments were held in February 2011. In October 2011, the Texas Third Court of Appeals reversed the district court’s ruling. Parties opposed to the decision may request the Texas Third Court of Appeals to reconsider or appeal to the Texas Supreme Court. CERC does not expect the outcome of this matter to have a material adverse impact on its financial condition, results of operations or cash flows. The cost of service adjustment was initially effective for three successive years ending in calendar year 2010, but would automatically renew for successive three-year periods unless Gas Operations or the regulatory authority having original jurisdiction gave written notice to discontinue the adjustment mechanism by February 1, 2011. Certain cities that agreed to the initial implementation notified Gas Operations by February 1, 2011 of their desire to discontinue the adjustment mechanism. In July 2011, Gas Operations requested that the Railroad Commission waive the notice date of February 1, 2011 in order to allow Gas Operations to discontinue the cost of service adjustment mechanism for the remaining areas, which request was granted in July 2011.

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

During the three months ended September 30, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $28 million and increased natural gas expense from unrealized net losses of $9 million, resulting in a net unrealized gain of $19 million.  During the three months ended September 30, 2011, CERC recorded increased natural gas revenues from unrealized net gains of $18 million and increased natural gas expense from unrealized net losses of $12 million, resulting in a net unrealized gain of $6 million.  During the nine months ended September 30, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $45 million and increased natural gas expense from unrealized net losses of $31 million, resulting in a net unrealized gain of $14 million.  During the nine months ended September 30, 2011, CERC recorded decreased natural gas revenues from unrealized net losses of $1 million and decreased natural gas expense from unrealized net gains of $9 million, resulting in a net unrealized gain of $8 million.

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

CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During the three and nine months ended September 30, 2010, CERC recognized losses of $-0- and $1 million, respectively, related to these swaps. During the three and nine months ended September 30, 2011, CERC recognized losses of $-0- and $6 million, respectively, related to these swaps.  The losses were substantially offset by increased revenues due to colder than normal weather. Weather hedge losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2010 and September 30, 2011, while the last table provides a breakdown of the related income statement impacts for the three and nine months ended September 30, 2010 and 2011.

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

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 626 billion cubic feet (Bcf) or a net 72 Bcf long position.  Of the net long position, basis swaps constitute 63 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment constitute 26 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $15 million liability as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $84 million.

Fair Value of Derivative Instruments
		September 30, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas contracts (1)	Current Assets	$52	$—
Natural gas contracts (1)	Other Assets	12	—
Natural gas contracts (1)	Current Liabilities	22	104
Natural gas contracts (1)	Other Liabilities	1	7
Total		$87	$111

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 585 Bcf or a net 69 Bcf long position.  Of the net long position, basis swaps constitute 69 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment constitute 10 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is an $8 million asset as shown on CenterPoint Energy’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $32 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$41	$27
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(41)	(30)
Total		$—	$(3)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(24) million and $(17) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2010	2011
		(in millions)
Natural gas contracts	Gains (Losses) in Revenue	$90	$41
Natural gas contracts (1)	Gains (Losses) in Expense: Natural Gas	(133)	(79)
Total		$(43)	$(38)

(1)
The Gains (Losses) in Expense: Natural Gas includes $(74) million and $(79) million of costs in 2010 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC Corp. or its subsidiaries are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2010 and September 30, 2011 was $107 million and $51 million, respectively.  The aggregate fair value of assets that are already posted as collateral was $31 million and $2 million, respectively, at December 31, 2010 and September 30, 2011.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2010 and September 30, 2011, $76 million and $48 million, respectively, of additional assets would be required to be posted as collateral.

(6)           Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2011, there were no significant transfers between levels.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2011
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	8	72	7	(23)	64
Total assets	$20	$72	$7	$(23)	$76
Liabilities
Natural gas derivatives	11	96	4	(55)	56
Total liabilities	$11	$96	$4	$(55)	$56

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $32 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended September 30,
	2010	2011
	(in millions)
Beginning balance	$5	$5
Total unrealized losses:
Included in earnings	—	(1)
Total settlements, gross (1):
Included in earnings	(2)	(1)
Ending balance	$3	$3
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$(1)

(1)	During both the three months ended September 30, 2010 and 2011, CERC did not have Level 3 purchases or sales.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Nine Months Ended September 30,
	2010	2011
	(in millions)
Beginning balance	$(6)	$3
Total unrealized gains (losses):
Included in earnings	2	3
Included in regulatory assets	(1)	—
Total settlements, gross (1):
Included in earnings	(1)	(3)
Included in regulatory assets	9	—
Ending balance	$3	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$2

(1)	During both the nine months ended September 30, 2010 and 2011, CERC did not have Level 3 purchases or sales.

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

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,925	$3,158	$2,775	$3,091

(7)           Goodwill

Goodwill by reportable business segment as of both December 31, 2010 and September 30, 2011 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

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

CERC performed the test as of July 1, 2011, its annual impairment testing date, and determined that no impairment existed.

(8)           Comprehensive Income

The following table summarizes the components of total comprehensive income (net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in millions)
Net income	$42	$43	$181	$223
Other comprehensive income:
Adjustment to postretirement plans (net of tax of $-0-, $-0-, $-0- and $-0-)	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive income	$42	$43	$181	$223

The following table summarizes the components of accumulated other comprehensive loss:

	December 31, 2010	September 30, 2011
	(in millions)
Adjustment to postretirement plans	$(5)	$(5)
Total accumulated other comprehensive loss	$(5)	$(5)

(9)           Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis.  Funding needs are aggregated and external borrowing or investing is based on the net cash position.  The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CERC had money pool borrowings of $489 million and $408 million at December 31, 2010 and September 30, 2011, respectively, which are included in accounts and notes payable—affiliated companies in the Condensed Consolidated Balance Sheets.

For each of the three and nine months ended September 30, 2010, CERC had net interest expense of $1 million related to affiliate borrowings. For each of the three and nine months ended September 30, 2011, CERC had net interest expense of less than $1 million related to affiliate borrowings.

CenterPoint Energy provides some corporate services to CERC.  The costs of services have been charged directly to CERC using methods that management believes are reasonable.  These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees.  These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate.  Amounts charged to CERC for these services were $38 million for both the three months ended September 30, 2010 and 2011 and $112 million and $119 million for the nine months ended September 30, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

(10)           Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Receivables Facility. CERC’s receivables facility terminated pursuant to its terms on September 14, 2011.  As of December 31, 2010 the facility size was $160 million and there were no advances under the receivables facility.

Inventory Financing. In October 2009, Gas Operations entered into asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 31, 2012. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $53 million and $84 million as of December 31, 2010 and September 30, 2011, respectively.

(b) Long-term Debt

Revolving Credit Facility.  In the third quarter of 2011, CERC’s revolving credit facility was replaced with a five-year revolving credit facility of similar borrowing capacity. As of December 31, 2010 and September 30, 2011, CERC had the following revolving credit facilities and utilization of such facilities (in millions):

December 31, 2010				September 30, 2011
Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
$915	$—	$—	$183	$950	$—	$—	$142

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at London Interbank Offered Rate (LIBOR) plus 150 basis points based on CERC Corp.’s current credit ratings.  The facility contains a debt to total capitalization covenant which limits debt to 65% of its total capitalization.

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

(11)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2011, minimum payment obligations for natural gas supply commitments are approximately $181 million for the remaining three months in 2011, $499 million in 2012, $498 million in 2013, $388 million in 2014, $235 million in 2015 and $410 million after 2015.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 MMcf per day of natural gas. As of September 30, 2011, CEFS had spent approximately $390 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $35 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption. The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

At September 30, 2011, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission has provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of September 30, 2011, CERC had collected $5.4 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC has been named as a defendant in a lawsuit filed in the United States District Court, District of Maine, under which contribution is sought by private parties for the cost to remediate former MGP sites based on the previous ownership of such sites by former affiliates of CERC or its divisions. CERC has also been identified as a PRP by the State of Maine for a site that is a subject of the lawsuit. In June 2006, the federal district court in Maine ruled that the current owner of the site is responsible for site remediation but that an additional evidentiary hearing would be required to determine if other potentially responsible parties, including CERC, would have to contribute to that remediation. In September 2009, the federal district court granted CERC’s motion for summary judgment in the proceeding and, in July 2011, the plaintiff appealed the federal district court’s decision to the United States Court of Appeals for the First Circuit.  On September 12, 2011, the First Circuit Court of Appeals dismissed the plaintiff’s appeal with respect to CERC.

Asbestos. Some facilities formerly owned by CERC’s predecessors have contained asbestos insulation and other asbestos-containing materials. CERC or its predecessor companies have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos during work at such formerly owned facilities. CERC anticipates that additional claims like those received may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, CERC intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(d) Guaranties

Prior to CenterPoint Energy’s distribution of its ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $100 million as of September 30, 2011. Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010.  As a result of market conditions in the fourth quarter of 2011, CERC has provided notice to GenOn of its obligation to post additional security in December 2011.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(12)           Income Taxes

During the three and nine months ended September 30, 2010, the effective tax rate was 38% and 44%, respectively.  During the three and nine months ended September 30, 2011, the effective tax rate was 38% and 39%, respectively.  The comparability of the effective tax rate for the nine months ended September 30, 2010 and 2011 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

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

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2010 and September 30, 2011:

	December 31, 2010	September 30, 2011
	(in millions)
Unrecognized tax benefits	$11	$8
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	5	5
Interest accrued on unrecognized tax benefits	(5)	(4)

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended September 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$395	$3	$(4)
Competitive Natural Gas Sales and Services	638	9	7
Interstate Pipelines	136	34	68
Field Services	81	13	40
Other Operations	—	—	—
Eliminations	—	(59)	—
Consolidated	$1,250	$—	$111

	For the Three Months Ended September 30, 2011
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)
Natural Gas Distribution	$379	$5	$(2)
Competitive Natural Gas Sales and Services	580	4	(10)
Interstate Pipelines	104	31	60
Field Services	108	9	61
Other Operations	—	—	2
Eliminations	—	(49)	—
Consolidated	$1,171	$—	$111

	For the Nine Months Ended September 30, 2010
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2010
Natural Gas Distribution	$2,390	$10	$145	$4,575
Competitive Natural Gas Sales and Services	2,032	27	16	1,190
Interstate Pipelines	352	104	207	3,672
Field Services	205	37	94	1,803
Other Operations	—	—	(2)	659
Eliminations	—	(178)	—	(1,361)
Consolidated	$4,979	$—	$460	$10,538

	For the Nine Months Ended September 30, 2011
	Revenues from External Customers	Net Intersegment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2011
Natural Gas Distribution	$2,034	$14	$153	$4,379
Competitive Natural Gas Sales and Services	1,858	18	3	1,108
Interstate Pipelines	328	96	196	3,826
Field Services	274	31	136	1,862
Other Operations	—	—	(3)	435
Eliminations	—	(159)	—	(1,333)
Consolidated	$4,494	$—	$485	$10,277

(14)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 was $23 million and $14 million, respectively, of margin deposits and $99 million and $57 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 was $94 million and $20 million, respectively, of over-recovered gas cost.

Item 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2011.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2010 Form 10-K.

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

Under the terms of the agreements, CEFS is expanding the Olympia Gathering System in order to permit the system to gather and treat up to 600 million cubic feet (MMcf) per day of natural gas. As of September 30, 2011, CEFS had spent approximately $390 million on the 600 MMcf per day project, including the purchase of the original facilities, and expects to incur up to an additional $35 million to complete the remaining contractual milestones and well connects for this expansion.  CEFS is in the second year of the 10-year, 600 MMcf per day volume commitment made by Shell and Encana which commenced in April 2010.

Under the long-term agreements, Encana and Shell may elect to require CEFS to expand the capacity of the Olympia Gathering System by up to an additional 520 MMcf per day, bringing the total system capacity to 1.1 billion cubic feet (Bcf) per day.  CEFS estimates that the cost to expand the capacity of the Olympia Gathering System by an additional 520 MMcf per day would be as much as $200 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand the system’s capacity.

Financial Reform Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions. Many provisions of Dodd-Frank will also affect non-financial businesses such as those conducted by us and our subsidiaries. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our businesses.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2010 and 2011, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in millions)
Revenues	$1,250	$1,171	$4,979	$4,494
Expenses:
Natural gas	808	735	3,521	2,989
Operation and maintenance	238	227	684	704
Depreciation and amortization	61	65	184	196
Taxes other than income taxes	32	33	130	120
Total Expenses	1,139	1,060	4,519	4,009
Operating Income	111	111	460	485
Interest and Other Finance Charges	(52)	(48)	(155)	(142)
Equity in earnings of unconsolidated affiliates	10	8	22	22
Other Income, net	(1)	(1)	(1)	1
Income Before Income Taxes	68	70	326	366
Income Tax Expense	26	27	145	143
Net Income	$42	$43	$181	$223

Three months ended September 30, 2011 compared to three months ended September 30, 2010

We reported net income of $43 million for the three months ended September 30, 2011 compared to $42 million for the same period in 2010.  The increase in net income of $1 million was primarily due to a $4 million decrease in interest and other finance charges, partially offset by a $2 million decrease in earnings of unconsolidated affiliates and an $1 million increase in income tax expense.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

We reported net income of $223 million for the nine months ended September 30, 2011 compared to $181 million for the same period in 2010.  The increase in net income of $42 million was primarily due to a $25 million increase in operating income from our business segments as discussed below, a $13 million decrease in interest and other finance charges and a $2 million decrease in income tax expense.

Income Tax Expense. During the three and nine months ended September 30, 2010, our effective tax rate was 38% and 44%, respectively.  During the three and nine months ended September 30, 2011, our effective tax rate was 38% and 39%, respectively.  The comparability of our effective tax rate for the nine months ended September 30, 2010 and 2011 is primarily affected by a non-cash, $19 million increase in the 2010 income tax expense as a result of a change in tax law upon the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2010 and 2011, followed by a discussion of the results of operations by business segment based on operating income.  Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in millions)
Natural Gas Distribution	$(4)	$(2)	$145	$153
Competitive Natural Gas Sales and Services	7	(10)	16	3
Interstate Pipelines	68	60	207	196
Field Services	40	61	94	136
Other Operations	—	2	(2)	(3)
Total Consolidated Operating Income	$111	$111	$460	$485

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues	$398	$384	$2,400	$2,048
Expenses:
Natural gas	180	167	1,563	1,203
Operation and maintenance	160	156	471	481
Depreciation and amortization	40	41	124	124
Taxes other than income taxes	22	22	97	87
Total expenses	402	386	2,255	1,895
Operating Income (Loss)	$(4)	$(2)	$145	$153

Throughput (in Bcf):
Residential	13	12	125	122
Commercial and industrial	46	48	182	187
Total Throughput	59	60	307	309

Number of customers at period end:
Residential	2,969,452	2,990,934	2,969,452	2,990,934
Commercial and industrial	242,032	241,838	242,032	241,838
Total	3,211,484	3,232,772	3,211,484	3,232,772

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our Natural Gas Distribution business segment reported an operating loss of $2 million for the three months ended September 30, 2011 compared to $4 million for the three months ended September 30, 2010.  Operating loss decreased $2 million primarily as a result of lower operation and maintenance expenses ($4 million) in part due to lower bad debt expense.  Increased operation and maintenance expenses related to energy efficiency programs ($2 million) were offset by the related revenues.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our Natural Gas Distribution business segment reported operating income of $153 million for the nine months ended September 30, 2011 compared to $145 million for the nine months ended September 30, 2010.  Operating income increased $8 million primarily as a result of increased throughput to large-volume customers ($6 million), the addition of  21,000 customers ($6 million), lower bad debt expense ($5 million) and rate increases ($4 million), partially offset by lower miscellaneous revenues ($6 million) and higher other operating expense ($6 million).  Increased expense related to energy efficiency programs ($17 million) and decreased expense related to lower gross receipt taxes ($11 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2010 and 2011 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues	$647	$584	$2,059	$1,876
Expenses:
Natural gas	629	582	2,009	1,838
Operation and maintenance	10	10	29	31
Depreciation and amortization	1	1	3	3
Taxes other than income taxes	—	1	2	1
Total expenses	640	594	2,043	1,873
Operating Income (Loss)	$7	$(10)	$16	$3

Throughput (in Bcf)	135	126	404	407

Number of customers at period end	11,883	12,650	11,883	12,650

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $10 million for the three months ended September 30, 2011 compared to operating income of $7 million for the three months ended September 30, 2010.  The decrease in operating income of $17 million is largely due to an unfavorable $13 million change in the mark-to-market valuation for non-trading financial derivatives for the third quarter of 2011 versus the same period in 2010.  An additional $1 million decrease resulted from a $7 million write-down of natural gas inventory in the current quarter compared to a $6 million write-down for the same quarter last year. Basis spreads on pipeline transportation opportunities remain depressed and continue to negatively impact this segment's results.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our Competitive Natural Gas Sales and Services business segment reported operating income of $3 million for the nine months ended September 30, 2011 compared to $16 million for the nine months ended September 30, 2010. The decrease in operating income of $13 million is primarily due to an unfavorable $6 million change in the mark-to-market valuation for non-trading financial derivatives for the first nine months of 2011 as compared to the same period in 2010.  Adding to this decrease in operating income is a $6 million decrease in margin attributable to reduced basis spreads on pipeline transport opportunities and decreased seasonal storage spreads. The remaining $1 million decrease resulted from a $7 million write-down of natural gas inventory to the lower of cost or market for the nine-month period ending September 30, 2011 as compared to a $6 million write-down in the prior year period.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues	$170	$135	$456	$424
Expenses:
Natural gas	38	15	72	54
Operation and maintenance	42	39	112	109
Depreciation and amortization	13	13	39	40
Taxes other than income taxes	9	8	26	25
Total expenses	102	75	249	228
Operating Income	$68	$60	$207	$196

Equity in earnings of unconsolidated affiliates	$8	$6	$15	$15

Transportation throughput (in Bcf)	422	356	1,260	1,208

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our Interstate Pipeline business segment reported operating income of $60 million for the three months ended September 30, 2011 compared to $68 million for the three months ended September 30, 2010.  Margins (revenues less natural gas costs) decreased $12 million primarily due to an expiring backhaul contract ($10 million), lower off-system transportation revenues ($4 million) and the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($6 million), which were partially offset by increased ancillary services ($8 million).  We estimate that the expiration of the backhaul contract will adversely impact our 2011 revenues by approximately $20 million.  Operating income for the quarter benefited from lower operation and maintenance expenses ($3 million) and lower taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $8 million and $6 million for the three months ended September 30, 2010 and 2011, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our Interstate Pipeline business segment reported operating income of $196 million for the nine months ended September 30, 2011 compared to $207 million for the nine months ended September 30, 2010. Margins (revenues less natural gas costs) decreased $14 million primarily due to the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($9 million), lower off-system revenues ($7 million) and lower revenues

($12 million) related to an expiring backhaul contract partially offset by new firm transportation contract revenues.  Partially offsetting these declines were increased margins from ancillary service ($12 million), new power plant transportation contracts ($1 million) and industrial customers ($1 million).  Operation and maintenance expenses benefited from a $5 million favorable insurance settlement related to a damaged compressor station.  Depreciation expense increased ($1 million) due to asset additions, offset by lower taxes other than income attributable to a reduction in franchise taxes ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $15 million for both the nine months ended September 30, 2010 and 2011 from its 50% interest in SESH.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read "Risk Factors ─ Risk Factors Affecting Our Businesses," "─ Risk Factors Associated with Our Consolidated Financial Condition" and "─ Other Risks" in Item 1A of Part I of our 2010 Form 10-K.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2010 and 2011 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues	$94	$117	$242	$305
Expenses:
Natural gas	19	19	53	52
Operation and maintenance	29	25	75	83
Depreciation and amortization	6	9	17	28
Taxes other than income taxes	—	3	3	6
Total expenses	54	56	148	169
Operating Income	$40	$61	$94	$136

Equity in earnings of unconsolidated affiliates	$3	$2	$8	$7

Gathering throughput (in Bcf)	180	206	464	586

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Our Field Services business segment reported operating income of $61 million for the three months ended September 30, 2011 compared to $40 million for the three months ended September 30, 2010.  Margins increased primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($25 million), partially offset by lower commodity prices ($2 million). Operation and maintenance expenses decreased primarily due to a reduction in leased treating facilities ($4 million). Increases in depreciation expense ($3 million) and taxes other than income ($3 million) resulted from the expansion of the Magnolia and Olympia gathering systems in North Louisiana.

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $2 million in the three months ended September 30, 2010 and 2011, respectively, from its 50% general partnership interest in Waskom Gas Processing Company (Waskom).  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Our Field Services business segment reported operating income of $136 million for the nine months ended September 30, 2011 compared to $94 million for the nine months ended September 30, 2010. Margins increased primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($75 million), partially offset by lower commodity prices ($8 million) and reduced processing margins ($2 million). Increases in operation and maintenance expenses ($8 million), depreciation expense ($11 million) and taxes other than income ($3 million) resulted from the expansion of the Magnolia and Olympia gathering systems in North Louisiana.

Equity Earnings.  In addition, this business segment recorded equity income of $8 million and $7 million in the nine months ended September 30, 2010 and 2011, respectively, from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures are anticipated to both maintain reliability and safety as well as to expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2011 include approximately $246 million of capital expenditures.

We expect that proceeds from sales of commercial paper, borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining three months of 2011.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than the guaranties described below and operating leases, we have no off-balance sheet arrangements.

Prior to CenterPoint Energy’s distribution of its ownership in RRI Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now named GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $100 million as of September 30, 2011.  Market conditions in the fourth quarter of 2010 required posting of security under the agreement, and GenOn posted approximately $7 million in collateral in December 2010. As a result of market conditions in the fourth quarter of 2011, we have provided notice to GenOn of its obligation to post additional security in December 2011. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

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

Credit Facility.  In the third quarter of 2011, the CERC Corp. receivables facility terminated in accordance with its terms and the revolving credit facility of CERC Corp. was replaced with a five-year revolving credit facility of similar borrowing capacity.  As of October 14, 2011, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at October 14, 2011		Termination Date
September 9, 2011	$950	$101	(1)	September 9, 2016

(1)	Represents commercial paper that is backstopped by CERC Corp.’s revolving credit facility.

CERC Corp.’s $950 million credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on our current credit ratings.  The facility contains a debt to total capitalization covenant which limits debt to 65% of our total capitalization.

Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. The facility will also provide for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. The revolving credit facility, the spread to LIBOR and the commitment fees fluctuate based on our credit rating.  We are currently in compliance with the various business and financial covenants in our revolving credit facility.

CERC Corp.’s $950 million credit facility backstops a $915 million commercial paper program. As of September 30, 2011, CERC Corp. had $142 million of outstanding commercial paper. We expect that we will continue to issue commercial paper during the fourth quarter of 2011 and may draw on our revolving credit facility if access to the commercial paper market is limited or uneconomic due to our credit ratings or other factors.

Securities Registered with the SEC.  We have registered an indeterminate principal amount of our senior debt securities under a joint registration statement with CenterPoint Energy and CenterPoint Energy Houston Electric, LLC.

Temporary Investments.  As of October 14, 2011, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 14, 2011, we had borrowings of $414 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest rate on borrowings under our credit facility is based on our credit rating. As of October 14, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $950 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2011, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our  Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2011, the amount posted as collateral aggregated approximately $47 million ($18 million of which is associated with price stabilization activities performed for our Natural Gas Distribution business segment). Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2011, unsecured credit limits extended to CES by counterparties aggregate $294 million and $44 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $171 million as of September 30, 2011. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults.  Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2011, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Item 4.     CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.     OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2010 and 2011 was 2.83 and 3.37, respectively.  We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 8, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.