Form 10-Q
period 2012-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2012-05-10
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
______________________

CenterPoint Energy Resources Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of April 16, 2012, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas prices on the level of drilling and production activities in the regions we serve;

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena;

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

ii

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2012

Revenues	$2,095	$1,550

Expenses:
Natural gas	1,476	969
Operation and maintenance	240	239
Depreciation and amortization	66	69
Taxes other than income taxes	53	44
Total	1,835	1,321
Operating Income	260	229

Other Income (Expense):
Interest and other finance charges	(49)	(45)
Equity in earnings of unconsolidated affiliates	6	9
Other, net	1	—
Total	(42)	(36)
Income Before Income Taxes	218	193
Income tax expense	85	75
Net Income	$133	$118

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2012

Net income	$133	$118
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—
Other comprehensive income	—	—
Comprehensive income	$133	$118

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2011	March 31, 2012
Current Assets:
Cash and cash equivalents	$1	$5
Accounts receivable, net	542	475
Accrued unbilled revenue	253	106
Accounts and notes receivable — affiliated companies	17	15
Materials and supplies	86	85
Inventory	187	87
Non-trading derivative assets	87	84
Taxes receivable	1	2
Deferred income tax assets	8	7
Prepaid expenses and other current assets	122	130
Total current assets	1,304	996

Property, Plant and Equipment:
Property, plant and equipment	8,519	8,618
Less accumulated depreciation and amortization	1,489	1,547
Property, plant and equipment, net	7,030	7,071

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	20	18
Investment in unconsolidated affiliates	472	474
Other	165	158
Total other assets	2,353	2,346

Total Assets	$10,687	$10,413

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	December 31, 2011	March 31, 2012
Current Liabilities:
Short-term borrowings	$62	$9
Accounts payable	427	260
Accounts and notes payable — affiliated companies	419	513
Taxes accrued	82	92
Interest accrued	48	56
Customer deposits	74	76
Non-trading derivative liabilities	46	18
Other	157	94
Total current liabilities	1,315	1,118

Other Liabilities:
Accumulated deferred income taxes, net	1,420	1,522
Non-trading derivative liabilities	6	5
Benefit obligations	108	108
Regulatory liabilities	597	611
Other	232	203
Total other liabilities	2,363	2,449

Long-Term Debt	2,919	2,636

Commitments and Contingencies (Note 9)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,418
Retained earnings	1,681	1,799
Accumulated other comprehensive loss	(7)	(7)
Total stockholder’s equity	4,090	4,210

Total Liabilities And Stockholder’s Equity	$10,687	$10,413

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash Flows from Operating Activities:
Net income	$133	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	69
Amortization of deferred financing costs	3	3
Deferred income taxes	80	70
Write-down of natural gas inventory	—	4
Equity in earnings of unconsolidated affiliates, net of distributions	(3)	2
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	48	189
Accounts receivable/payable, affiliates	(27)	2
Inventory	180	97
Taxes receivable	58	(1)
Accounts payable	(155)	(153)
Fuel cost over (under) recovery	13	(43)
Interest and taxes accrued	20	16
Non-trading derivatives, net	3	(1)
Margin deposits, net	36	14
Other current assets	13	(4)
Other current liabilities	(19)	(33)
Other assets	3	3
Other liabilities	9	9
Other, net	(1)	1
Net cash provided by operating activities	460	362
Cash Flows from Investing Activities:
Capital expenditures	(182)	(114)
Investment in unconsolidated affiliates	(3)	(4)
Other, net	(1)	—
Net cash used in investing activities	(186)	(118)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(53)
Payments of commercial paper, net	(5)	(285)
Proceeds from long-term debt	550	—
Payments of long-term debt	(606)	—
Cash paid for debt exchange	(58)	—
Debt issuance costs	(9)	—
Increase (decrease) in notes payable to affiliates	(92)	94
Other, net	—	4
Net cash used in financing activities	(273)	(240)

Net Increase in Cash and Cash Equivalents	1	4
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$2	$5

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$41	$33
Income tax refunds, net	(61)	—
Non-cash transactions:
Accounts payable related to capital expenditures	$55	$39

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC).  The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2011.

Background. CERC owns and operates natural gas distribution systems (Gas Operations).  Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services.  A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities.

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

For a description of CERC’s reportable business segments, see Note 11.

(2)       New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only non-financial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance was effective for interim and annual periods beginning after December 15, 2011.  CERC’s adoption of this new guidance did not have an impact on its financial position, results of operations or cash flows. See Note 5 for the required disclosures.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. The new guidance is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income and aligning the presentation of other comprehensive income in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRS. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance did not have an impact on CERC’s financial position, results of operations or cash flows.

In September 2011, the FASB issued new accounting guidance that is intended to simplify how entities test goodwill for impairment. The new accounting guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  If, after performing the qualitative assessment, it is determined that the fair value of a reporting unit is more likely than not less than its carrying value, then the quantitative two-step goodwill impairment test that exists under current U.S. GAAP must be performed; otherwise, goodwill is deemed to not be impaired and no further testing is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to the quantitative assessment. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. CERC’s adoption of this new guidance did not have an impact on its financial position, results of operations or cash flows.

In December 2011, the FASB issued new accounting guidance that will require disclosure of information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the statement of financial position as well as disclosure of collateral received and posted in connection with these instruments. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. CERC expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

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

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2011	2012
	(in millions)
Interest cost on accumulated benefit obligation	1	1
Amortization of prior service cost	1	1
Net periodic cost	$2	$2

CERC expects to contribute approximately $9 million to its postretirement benefit plan in 2012, of which $2 million was contributed during the three months ended March 31, 2012.

(4)       Derivative Instruments

CERC is exposed to various market risks. These risks arise from transactions entered into in the normal course of business.  CERC utilizes derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on its operating results and cash flows. Such derivatives are recognized in CERC’s Consolidated Balance Sheets at their fair value unless CERC elects the normal purchase and sales exemption for qualified physical transactions. A derivative may be designated as a normal purchase or normal sale if the intent is to physically receive or deliver the product for use or sale in the normal course of business.

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

During the three months ended March 31, 2011, CERC recorded decreased natural gas revenues from unrealized net losses of $17 million and decreased natural gas expense from unrealized net gains of $15 million, resulting in a net unrealized loss of $2 million. During the three months ended March 31, 2012, CERC recorded decreased natural gas revenues from unrealized net losses of $5 million and decreased natural gas expense from unrealized net gains of $4 million, resulting in a net unrealized loss of $1 million.

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

CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three months ended March 31, 2011 and 2012, CERC recognized a loss of $5 million and a gain of $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2011 and March 31, 2012, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2011 and 2012.

Fair Value of Derivative Instruments
		December 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$88	$1
Natural gas derivatives (1)	Other Assets	20	—
Natural gas derivatives (1)	Current Liabilities	15	110
Natural gas derivatives (1)	Other Liabilities	—	13
Total		$123	$124
________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 633 billion cubic feet (Bcf) or a net 84 Bcf long position.  Of the net long position, basis swaps constitute 74 Bcf and volumes associated with price stabilization activities of the Natural Gas Distribution business segment constitute 6 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $55 million asset as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $56 million.

Fair Value of Derivative Instruments
		March 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$85	$1
Natural gas derivatives (1)	Other Assets	18	—
Natural gas derivatives (1)	Current Liabilities	14	68
Natural gas derivatives (1)	Other Liabilities	1	12
Total		$118	$81
________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 608 Bcf or a net 127 Bcf long position. Of the net long position, basis swaps constitute 78 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $79 million asset as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $42 million.

For CERC’s price stabilization activities of the Natural Gas Distribution business segment, the settled costs of derivatives are ultimately recovered through purchased gas adjustments. Accordingly, the net unrealized gains and losses associated with these contracts are recorded as net regulatory assets. Realized and unrealized gains and losses on other derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical natural gas sales derivative contracts and as natural gas expense for financial natural gas derivatives and other physical natural gas derivatives.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$5	$51
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(37)	(81)
Total		$(32)	$(30)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(45) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and March 31, 2012 was $39 million and $13 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2011 and March 31, 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and March 31, 2012, $38 million and $13 million, respectively, of additional assets would be required to be posted as collateral.

(5)       Fair Value Measurements

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.47-$4.46 per mmbtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-86%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2011
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives	1	112	10	(16)	107
Total assets	$13	$112	$10	$(16)	$119
Liabilities
Natural gas derivatives	$19	$101	$4	$(72)	$52
Total liabilities	$19	$101	$4	$(72)	$52
________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $56 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2012
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives	2	109	7	(16)	102
Total assets	$14	$109	$7	$(16)	$114
Liabilities
Natural gas derivatives	$17	$60	$4	$(58)	$23
Total liabilities	$17	$60	$4	$(58)	$23
________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $42 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2011	2012
	(in millions)
Beginning balance	$3	$6
Total unrealized gains (1)	3	2
Total settlements (1)	—	(4)
Transfers out of Level 3	—	(1)
Ending balance (2)	$6	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$—
_____________

(1)
CERC did not have Level 3 unrealized gain (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three months ended March 31, 2011 or 2012.

(2)	During both the three months ended March 31, 2011 and 2012, CERC did not have Level 3 purchases, sales or significant transfers into Level 3.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. Non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,919	$3,272	$2,636	$2,949

(6)       Goodwill

Goodwill by reportable business segment as of both December 31, 2011 and March 31, 2012 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(7)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $383 million and $477 million at December 31, 2011 and March 31, 2012, respectively, which are included in accounts and notes payable —affiliated companies in the Condensed Consolidated Balance Sheets.

CERC had net interest expense related to affiliate borrowings of less than $1 million for both the three months ended March 31, 2011 and 2012.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $39 million and $40 million for the three months ended March 31, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

(8)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $9 million as of December 31, 2011 and March 31, 2012, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of December 31, 2011 and March 31, 2012, CERC had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2011			March 31, 2012
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$950	$—	$—	$285	$—	$—	$—

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of its total capitalization.

(9)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2012, minimum payment obligations for natural gas supply commitments are approximately $226 million for the remaining nine months in 2012, $418 million in 2013, $337 million in 2014, $211 million in 2015, $149 million in 2016 and $251 million after 2016.

(b) Long-Term Gas Gathering and Treating Agreements

CenterPoint Energy Field Services, LLC (CEFS), a subsidiary of CERC Corp., has long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

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

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.  The time for seeking review of the district court’s decision has now passed.

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

At March 31, 2012, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utility Commission provided for the inclusion in rates of approximately $285,000 annually to fund normal on-going remediation costs.  As of March 31, 2012, CERC had collected $5.6 million from insurance companies to be used to mitigate future environmental costs.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC does not expect the ultimate outcome of these investigations will have a material adverse impact on its financial condition, results of operations or cash flows.

Asbestos.  Some facilities owned by CERC’s predecessors contain or have contained asbestos insulation and other asbestos-containing materials. CERC or its predecessor companies have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CERC, but most existing claims relate to facilities previously owned by CERC’s subsidiaries. CERC anticipates that additional claims like those received may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, CERC intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(f) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of March 31, 2012.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of March 31, 2012.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(10)           Income Taxes

CERC reported an effective tax rate of 39% for both the three months ended March 31, 2011 and 2012.

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2011 and March 31, 2012.

	December 31, 2011	March 31, 2012
	(in millions)
Unrecognized tax benefits (expense)	$8	$(11)
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	6	6
Interest accrued on unrecognized tax benefits	(4)	(7)

CERC does not expect the amount of unrecognized tax benefits to change significantly over the 12 months ending March 31, 2013.

CenterPoint Energy’s federal income tax returns, which include CERC, are currently under examination by the Internal Revenue Service for tax years 2008 and 2009 and are at various stages of the examination process.

(11)           Reportable Business Segments

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

CERC’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines, Field Services and Other Operations.  Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CERC’s non-rate regulated gas sales and services operations. The Interstate Pipelines business segment includes the interstate natural gas pipeline operations. The Field Services business segment includes the non-rate regulated natural gas gathering, processing and treating operations. The Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended March 31, 2011
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2011
Natural Gas Distribution	$1,207	$5	$142	$4,636
Competitive Natural Gas Sales and Services	697	9	10	1,089
Interstate Pipelines	113	34	76	3,867
Field Services	78	12	36	1,894
Other	—	—	(4)	660
Reconciling Eliminations	—	(60)	—	(1,459)
Consolidated	$2,095	$—	$260	$10,687

	For the Three Months Ended March 31, 2012
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of March 31, 2012
Natural Gas Distribution	$849	$5	$121	$4,518
Competitive Natural Gas Sales and Services	520	5	1	1,031
Interstate Pipelines	82	45	60	3,884
Field Services	99	6	47	1,902
Other	—	—	—	500
Reconciling Eliminations	—	(61)	—	(1,422)
Consolidated	$1,550	$—	$229	$10,413

(12)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at both December 31, 2011 and March 31, 2012 were $17 million of margin deposits and $63 million and $67 million of under-recovered gas cost at December 31, 2011 and March 31, 2012, respectively. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 were $14 million and $11 million, respectively, of over-recovered gas cost.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2011 and the three months ended March 31, 2012. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2011 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2011 and 2012, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2011	2012
Revenues	$2,095	$1,550
Expenses:
Natural gas	1,476	969
Operation and maintenance	240	239
Depreciation and amortization	66	69
Taxes other than income taxes	53	44
Total	1,835	1,321
Operating Income	260	229
Interest and other finance charges	(49)	(45)
Equity in earnings of unconsolidated affiliates	6	9
Other income (expense), net	1	—
Income Before Income Taxes	218	193
Income tax expense	85	75
Net Income	$133	$118

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We reported net income of $118 million for 2012 compared to $133 million for 2011.  The decrease in net income of $15 million was primarily due to a $31 million decrease in operating income from our business segments as discussed below, which was partially offset by a $10 million decrease in income tax expense, a $4 million decrease in interest and other finance charges and a $3 million increase in equity in earnings of unconsolidated affiliates.

Income Tax Expense.  We reported an effective tax rate of 39% for both the three months ended March 31, 2011 and 2012.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three months ended March 31, 2011 and 2012, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2011	2012
Natural Gas Distribution	$142	$121
Competitive Natural Gas Sales and Services	10	1
Interstate Pipelines	76	60
Field Services	36	47
Other Operations	(4)	—
Total Consolidated Operating Income	$260	$229

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2011	2012
Revenues	$1,212	$854
Expenses:
Natural gas	818	493
Operation and maintenance	168	163
Depreciation and amortization	42	43
Taxes other than income taxes	42	34
Total expenses	1,070	733
Operating Income	$142	$121
Throughput (in billion cubic feet (Bcf)):
Residential	90	62
Commercial and industrial	88	74
Total Throughput	178	136
Number of customers at end of period:
Residential	3,029,079	3,042,617
Commercial and industrial	246,987	246,852
Total	3,276,066	3,289,469

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Natural Gas Distribution business segment reported operating income of $121 million for the three months ended March 31, 2012 compared to $142 million for the three months ended March 31, 2011.  Operating income decreased $21 million primarily as a result of decreased throughput primarily due to the impacts of warmer winter weather partially mitigated by weather hedges and weather normalization adjustments ($24 million) and increased other expenses ($3 million). Adverse impacts were partially offset by the addition of over 13,000 customers ($1 million), lower bad debt expense ($5 million) and rate increases ($4 million).  Increased expense related to energy efficiency programs ($3 million) and decreased expense related to lower gross receipt taxes ($9 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2011	2012
Revenues	$706	$525
Expenses:
Natural gas	685	511
Operation and maintenance	10	12
Depreciation and amortization	1	1
Taxes other than income taxes	—	—
Total expenses	696	524
Operating Income	$10	$1
Throughput (in Bcf)	155	161
Number of customers at end of period	11,942	14,495

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Competitive Natural Gas Sales and Services business segment reported operating income of $1 million for the three months ended March 31, 2012 compared to $10 million for the three months ended March 31, 2011.  The decrease in operating income of $9 million is attributable to milder winter weather and compressed margins of $4 million, higher operation and maintenance expenses of $2 million and a $4 million write-down of natural gas inventory to the lower of cost or market.  The first quarter of 2012 also included charges of $1 million resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to charges of $2 million for the same period of 2011. Throughput volumes and the number of customers increased in the first quarter of 2012 compared to the first quarter of 2011 as a result of continued growth in this segment’s commercial retail business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended March 31,
	2011	2012

Revenues	$147	$127
Expenses:
Natural gas	18	7
Operation and maintenance	31	38
Depreciation and amortization	13	14
Taxes other than income taxes	9	8
Total expenses	71	67
Operating Income	$76	$60

Equity in earnings of unconsolidated affiliates	$4	$6

Transportation throughput (in Bcf)	455	378

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Interstate Pipeline business segment reported operating income of $60 million for the three months ended March 31, 2012 compared to $76 million for the three months ended March 31, 2011.  Margins (revenues less natural gas costs) decreased $9 million primarily due to lower revenues on the Carthage to Perryville pipeline as a result of an expired backhaul contract ($10 million) and from reduced gains on retained fuel and other revenues ($3 million) as well as lower off-system revenues ($3 million), which were partially offset by increased revenues from the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($4 million) and ancillary services ($3 million). Operation and maintenance expenses increased $7 million primarily due to a 2011 insurance settlement ($4 million) and timing of expenses ($3 million). Depreciation and amortization expenses increased primarily due to prior year expenditures for maintenance capital ($1 million) which were offset by a decrease in taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $4 million and $6 million for the three months ended March 31, 2011 and 2012, respectively, from its 50% interest in the Southeast Supply Header, a jointly-owned pipeline.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended March 31,
	2011	2012

Revenues	$90	$105
Expenses:
Natural gas	15	18
Operation and maintenance	29	27
Depreciation and amortization	9	11
Taxes other than income taxes	1	2
Total expenses	54	58
Operating Income	$36	$47

Equity in earnings of unconsolidated affiliates	$2	$3

Gathering throughput (in Bcf)	183	237

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Our Field Services business segment reported operating income of $47 million for the three months ended March 31, 2012 compared to $36 million for the three months ended March 31, 2011.  Margins (revenues less natural gas costs) increased $12 million primarily due to to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($18 million), partially offset by lower commodity prices ($6 million) from sales of retained natural gas. Higher depreciation expense ($2 million) related to new assets placed in service and an increase in taxes other than income ($1 million) were partially offset by lower operation and maintenance expenses ($2 million).

Equity Earnings.  In addition, this business segment recorded equity income of $2 million and $3 million in the three months ended March 31, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom Gas Processing Company.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2011 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures relate to reliability and safety and system expansions. Our principal anticipated cash requirements for the remaining nine months of 2012 include approximately $588 million of capital expenditures.

We expect that proceeds from sales of commercial paper, borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining nine months of 2012.

Longer term cash requirements or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than the guaranties discussed below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of CenterPoint Energy Inc.’s ownership in RRI Energy, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $86 million as of March 31, 2012.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of March 31, 2012. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Minnesota Conservation Improvement Program (CIP). In May 2012, our natural gas business (Gas Operations) filed a request with the Minnesota Public Utilities Commission for a $4.6 million CIP incentive.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.86 million to customers beginning in July 2012.  An expedited procedural schedule is being discussed with a hearing scheduled in May 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, this filing is to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period is $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, this filing is to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period is $2.4 million annually based on an authorized rate of return of 8.75%.  For both GRIP filings, rates are expected to go into effect in July 2012.

Credit Facilitiy. As of April 16, 2012, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at April 16, 2012	Termination Date
September 9, 2011	$950	—	September 9, 2016

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

CERC Corp.’s $950 million credit facility backstops a $915 million commercial paper program. As of April 16, 2012, CERC Corp. had no outstanding commercial paper. As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements.

During the first quarter of 2012, we met substantially all of our liquidity requirements with borrowings from the money pool described below under “—Money Pool” and with commercial paper proceeds. We currently expect that we may be required to access financing sources in addition to money pool borrowings in order to satisfy our liquidity requirements for the remainder of 2012.  These sources could include commercial paper proceeds or borrowings under our revolving credit facility.

Securities Registered with the SEC.  We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments.  As of April 16, 2012, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 16, 2012, we had borrowings of $361 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of April 16, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $950 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2012, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by

CES. As of March 31, 2012, the amount posted as collateral aggregated approximately $59 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2012, unsecured credit limits extended to CES by counterparties aggregate $371 million and $15 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $172 million as of March 31, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Note 9(c) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2011 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2011 Form 10-K.

Item 5.  OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2012 was 4.96 and 5.15, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: May 10, 2012

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