Form 10-Q
period 2012-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2012-08-10
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of July 16, 2012, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas and natural gas liquids prices on the level of drilling and production activities in the regions we serve;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenues	$1,228	$846	$3,323	$2,396

Expenses:
Natural gas	778	409	2,254	1,378
Operation and maintenance	237	228	477	467
Depreciation and amortization	65	70	131	139
Taxes other than income taxes	34	33	87	77
Total	1,114	740	2,949	2,061
Operating Income	114	106	374	335

Other Income (Expense):
Interest and other finance charges	(45)	(44)	(94)	(89)
Equity in earnings of unconsolidated affiliates	8	8	14	17
Other, net	1	—	2	—
Total	(36)	(36)	(78)	(72)
Income Before Income Taxes	78	70	296	263
Income tax expense	31	28	116	103
Net Income	$47	$42	$180	$160

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Net income	$47	$42	$180	$160
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive income	$47	$42	$180	$160

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2011	June 30, 2012
Current Assets:
Cash and cash equivalents	$1	$2
Accounts receivable, net	542	354
Accrued unbilled revenue	253	66
Accounts and notes receivable — affiliated companies	17	9
Materials and supplies	86	88
Inventory	187	93
Non-trading derivative assets	87	67
Taxes receivable	1	2
Deferred income tax assets	8	7
Prepaid expenses and other current assets	122	166
Total current assets	1,304	854

Property, Plant and Equipment:
Property, plant and equipment	8,519	8,831
Less accumulated depreciation and amortization	1,489	1,596
Property, plant and equipment, net	7,030	7,235

Other Assets:
Goodwill	1,696	1,696
Non-trading derivative assets	20	22
Investment in unconsolidated affiliates	472	476
Other	165	184
Total other assets	2,353	2,378

Total Assets	$10,687	$10,467

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	December 31, 2011	June 30, 2012
Current Liabilities:
Short-term borrowings	$62	$30
Current portion of long-term debt	—	365
Accounts payable	427	227
Accounts and notes payable — affiliated companies	419	447
Taxes accrued	82	80
Interest accrued	48	48
Customer deposits	74	76
Non-trading derivative liabilities	46	27
Other	157	128
Total current liabilities	1,315	1,428

Other Liabilities:
Accumulated deferred income taxes, net	1,420	1,548
Non-trading derivative liabilities	6	14
Benefit obligations	108	108
Regulatory liabilities	597	618
Other	232	227
Total other liabilities	2,363	2,515

Long-Term Debt	2,919	2,272

Commitments and Contingencies (Note 9)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,418
Retained earnings	1,681	1,841
Accumulated other comprehensive loss	(7)	(7)
Total stockholder’s equity	4,090	4,252

Total Liabilities And Stockholder’s Equity	$10,687	$10,467

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash Flows from Operating Activities:
Net income	$180	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	139
Amortization of deferred financing costs	6	7
Deferred income taxes	75	95
Write-down of natural gas inventory	—	4
Equity in earnings of unconsolidated affiliates, net of distributions	1	—
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	305	367
Accounts receivable/payable, affiliates	(6)	5
Inventory	68	88
Taxes receivable	61	(1)
Accounts payable	(213)	(197)
Fuel cost recovery	(19)	(63)
Interest and taxes accrued	(2)	(4)
Non-trading derivatives, net	—	8
Margin deposits, net	48	36
Other current assets	19	(18)
Other current liabilities	(28)	(17)
Other assets	4	—
Other liabilities	7	6
Other, net	1	2
Net cash provided by operating activities	638	617
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(318)	(232)
Acquisitions	—	(89)
Investment in unconsolidated affiliates	(7)	(4)
Other, net	1	(9)
Net cash used in investing activities	(324)	(334)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(14)	(32)
Payments of commercial paper, net	(113)	(285)
Proceeds from long-term debt	550	—
Payments of long-term debt	(606)	—
Cash paid for debt exchange	(58)	—
Debt issuance costs	(9)	—
Increase (decrease) in notes payable to affiliates	(60)	31
Other, net	—	4
Net cash used in financing activities	(310)	(282)

Net Increase in Cash and Cash Equivalents	4	1
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$5	$2

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$90	$82
Income taxes (refunds), net	(19)	1
Non-cash transactions:
Accounts payable related to capital expenditures	$47	$50

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

(2)       New Accounting Pronouncements

Management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(in millions)
Interest cost on accumulated benefit obligation	2	2	3	3
Amortization of prior service cost	—	—	1	1
Amortization of loss	—	1	—	1
Net periodic cost	$2	$3	$4	$5

CERC expects to contribute approximately $9 million to its postretirement benefit plan in 2012, of which $4 million has been contributed as of June 30, 2012.

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

During the three months ended June 30, 2011, CERC recorded decreased natural gas revenues from unrealized net losses of $2 million and decreased natural gas expense from unrealized net gains of $6 million, resulting in a net unrealized gain of $4 million. During the three months ended June 30, 2012, CERC recorded decreased natural gas revenues from unrealized net losses of $41 million and decreased natural gas expense from unrealized net gains of $37 million, resulting in a net unrealized loss of $4 million. During the six months ended June 30, 2011, CERC recorded decreased natural gas revenues from unrealized net losses of $19 million and decreased natural gas expense from unrealized net gains of $21 million, resulting in a net unrealized gain of $2 million. During the six months ended June 30, 2012, CERC recorded decreased natural gas revenues from unrealized net losses of $46 million and decreased natural gas expense from unrealized net gains of $41 million, resulting in a net unrealized loss of $5 million.

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in the remaining jurisdictions. CERC enters into heating-degree day swaps for these jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three and six months ended June 30, 2011, CERC recognized losses of $1 million and $6 million, respectively, related to these swaps. During the three and six months ended June 30, 2012, CERC recognized gains of $-0- and $6 million, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2011 and June 30, 2012, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2011 and 2012.

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

Fair Value of Derivative Instruments
		June 30, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets	$68	$1
Natural gas derivatives (1)	Other Assets	22	—
Natural gas derivatives (1)	Current Liabilities	12	56
Natural gas derivatives (1)	Other Liabilities	1	18
Total		$103	$75
________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Condensed Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 785 Bcf or a net 114 Bcf long position. Of the net long position, basis swaps constitute 71 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $48 million asset as shown on CERC’s Condensed Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $20 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$9	$(8)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(12)	13
Total		$(3)	$5
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(17) million of costs in 2011 associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments. There are no such costs associated with price stabilization activities of the Natural Gas Distribution business segment in the three months ended June 30, 2012.

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$14	$43
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(49)	(68)
Total		$(35)	$(25)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(62) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and June 30, 2012 was $39 million and $11 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2011 and June 30, 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and June 30, 2012, $38 million and $10 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.52-$4.64 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-90%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

(2)	Excludes money market fund investments included in Cash and cash equivalents.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2012
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives	3	71	29	(14)	89
Total assets	$15	$71	$29	$(14)	$101
Liabilities
Natural gas derivatives	$11	$38	$26	$(34)	$41
Total liabilities	$11	$38	$26	$(34)	$41
________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $20 million posted with the same counterparties.

(2)	Excludes money market fund investments included in Cash and cash equivalents.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended June 30,
	2011	2012
	(in millions)
Beginning balance	$6	$3
Total unrealized gains (1)	1	2
Total settlements (1)	(2)	(2)
Transfers out of Level 3	—	—
Ending balance (2)	$5	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$1

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Six Months Ended June 30,
	2011	2012
	(in millions)
Beginning balance	$3	$6
Total unrealized gains (1)	4	4
Total settlements (1)	(2)	(6)
Transfers out of Level 3	—	(1)
Ending balance (2)	$5	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3	$2
_____________

(1)
CERC did not have Level 3 unrealized gain (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three or six months ended June 30, 2011 or 2012.

(2)	During both the three and six months ended June 30, 2011 and 2012, CERC did not have Level 3 purchases, sales or significant transfers into Level 3.

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

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,919	$3,272	$2,637	$2,981

(6)       Goodwill

Goodwill by reportable business segment as of both December 31, 2011 and June 30, 2012 is as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	335
Field Services	25
Other Operations	11
Total	$1,696

(7)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $383 million and $414 million at December 31, 2011 and June 30, 2012, respectively, which are included in accounts and notes payable —affiliated companies in the Condensed Consolidated Balance Sheets.

CERC had net interest expense related to affiliate borrowings of less than $1 million for both the three and six months ended June 30, 2011, and $1 million and $2 million, respectively, for the three and six months ended June 30, 2012.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $42 million and $41 million for the three months ended June 30, 2011 and 2012, respectively, and $81 million for both the six months ended June 30, 2011 and 2012, and are included primarily in operation and maintenance expenses.

(8)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $30 million as of December 31, 2011 and June 30, 2012, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of December 31, 2011 and June 30, 2012, CERC had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2011			June 30, 2012
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$950	$—	$—	$285	$—	$—	$—

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of its total capitalization.

(9)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2012, minimum payment obligations for natural gas supply commitments are approximately $185 million for the remaining six months in 2012, $428 million in 2013, $339 million in 2014, $210 million in 2015, $148 million in 2016 and $251 million after 2016.

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

(c) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the British thermal unit (Btu) content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.  In July 2012, the plaintiffs filed a motion to dismiss certain defendants from both lawsuits, including the remaining CenterPoint Energy defendants.

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

At June 30, 2012, CERC had accrued $13 million for remediation of these Minnesota sites and the estimated range of possible remediation costs for these sites was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of June 30, 2012, CERC had collected $5.7 million from insurance companies to be used to mitigate future environmental costs.

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

(f) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $82 million as of June 30, 2012.  Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of June 30, 2012.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, collateral provided as security may be insufficient to satisfy CERC’s obligations.

(10)           Income Taxes

During the three and six months ended June 30, 2012, the effective tax rate was 40% and 39%, respectively. The effective tax rate for 2012 was consistent with the same periods in 2011.

The following table summarizes CERC’s unrecognized tax benefits at December 31, 2011 and June 30, 2012.

	December 31, 2011	June 30, 2012
	(in millions)
Unrecognized tax benefits (expense)	$8	$(11)
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	6	6
Interest accrued on unrecognized tax benefits	(4)	(7)

CERC does not expect the amount of unrecognized tax benefits to change materially over the 12 months ending June 30, 2013.

CenterPoint Energy has a tentative settlement with the Internal Revenue Service (IRS) for tax years 2008 and 2009 that is under review by the Joint Committee on Taxation. In May 2012, the IRS commenced its examination of CenterPoint Energy’s 2010 consolidated income tax return.

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended June 30, 2011
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$448	$4	$13
Competitive Natural Gas Sales and Services	581	5	3
Interstate Pipelines	111	31	60
Field Services	88	10	39
Other	—	—	(1)
Reconciling Eliminations	—	(50)	—
Consolidated	$1,228	$—	$114

	For the Three Months Ended June 30, 2012
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$360	$6	$9
Competitive Natural Gas Sales and Services	302	6	(4)
Interstate Pipelines	88	37	52
Field Services	96	8	51
Other	—	—	(2)
Reconciling Eliminations	—	(57)	—
Consolidated	$846	$—	$106

	For the Six Months Ended June 30, 2011
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2011
Natural Gas Distribution	$1,655	$9	$155	$4,636
Competitive Natural Gas Sales and Services	1,278	14	13	1,089
Interstate Pipelines	224	65	136	3,867
Field Services	166	22	75	1,894
Other	—	—	(5)	660
Reconciling Eliminations	—	(110)	—	(1,459)
Consolidated	$3,323	$—	$374	$10,687

	For the Six Months Ended June 30, 2012
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2012
Natural Gas Distribution	$1,209	$11	$130	$4,503
Competitive Natural Gas Sales and Services	822	11	(3)	1,023
Interstate Pipelines	170	82	112	3,935
Field Services	195	14	98	1,976
Other	—	—	(2)	363
Reconciling Eliminations	—	(118)	—	(1,333)
Consolidated	$2,396	$—	$335	$10,467

(12)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at both December 31, 2011 and June 30, 2012 were $17 million of margin deposits and $63 million and $102 million of under-recovered gas cost at December 31, 2011 and June 30, 2012, respectively. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 were $14 million and $11 million, respectively, of over-recovered gas cost.

(13)           Subsequent Events

As of June 30, 2012, CERC owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. This investment is accounted for under the equity method as CERC exercises significant influence over Waskom. On July 31, 2012, CERC purchased the remaining 50% interest in Waskom as well as other gathering assets from a third-party for approximately $275 million. The amount of the purchase price allocated to the acquisition of the remaining 50% interest in Waskom was approximately $200 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The purchase of the remaining 50% interest in Waskom was determined to be a business combination achieved in stages, and as such CERC recorded a pre-tax gain of approximately $130 million on July 31, 2012, which is the result of remeasuring CERC's original 50% interest in Waskom to fair value.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2011 and the three and six months ended June 30, 2012. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2011 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Midstream Acquisitions

In May 2012, CenterPoint Energy Field Services, LLC (CEFS) purchased the Amoruso gathering system located in east Texas and related assets from a subsidiary of Encana Corporation (Encana) for approximately $89 million. In connection with this acquisition, CEFS entered into a 15-year gathering agreement with Encana to gather and treat its natural gas production from the Amoruso and Hilltop fields located in Robertson and Leon counties in east Texas. The gathering agreement includes volume commitments and an acreage dedication. The Amoruso gathering system currently has more than 200 million cubic feet per day of natural gas throughput primarily from the Deep Bossier and Cotton Valley Lime formations.

As of June 30, 2012, we owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. This investment is accounted for under the equity method as we exercise significant influence over Waskom. On July 31, 2012, we purchased the remaining 50% interest in Waskom as well as other gathering and related assets from a third-party for approximately $275 million. The amount of the purchase price allocated to the acquisition of the remaining 50% interest in Waskom was approximately $200 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The purchase of the remaining 50% interest in Waskom was determined to be a business combination achieved in stages, and as such we recorded a pre-tax gain of approximately $130 million on July 31, 2012, which is the result of remeasuring our original 50% interest in Waskom to fair value.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2011 and 2012, followed by a discussion of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in millions)
Revenues	$1,228	$846	$3,323	$2,396
Expenses:
Natural gas	778	409	2,254	1,378
Operation and maintenance	237	228	477	467
Depreciation and amortization	65	70	131	139
Taxes other than income taxes	34	33	87	77
Total	1,114	740	2,949	2,061
Operating Income	114	106	374	335
Interest and other finance charges	(45)	(44)	(94)	(89)
Equity in earnings of unconsolidated affiliates	8	8	14	17
Other income, net	1	—	2	—
Income Before Income Taxes	78	70	296	263
Income tax expense	31	28	116	103
Net Income	$47	$42	$180	$160

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We reported net income of $42 million for the three months ended June 30, 2012 compared to $47 million for the same period in 2011.  The decrease in net income of $5 million was primarily due to a $8 million decrease in operating income from our business segments as discussed below, which was partially offset by a $3 million decrease in income tax expense and a $1 million decrease in interest and other finance charges.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We reported net income of $160 million for the six months ended June 30, 2012 compared to $180 million for the same period in 2011.  The decrease in net income of $20 million was primarily due to a $39 million decrease in operating income from our business segments as discussed below, which was partially offset by a $13 million decrease in income tax expense, a $5 million decrease in interest and other finance charges and a $3 million increase in equity in earnings of unconsolidated affiliates.

Income Tax Expense. During the three and six months ended June 30, 2012, our effective tax rate was 40% and 39%, respectively. Our effective tax rate in 2012 was consistent with the same periods in 2011.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2011 and 2012, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in millions)
Natural Gas Distribution	$13	$9	$155	$130
Competitive Natural Gas Sales and Services	3	(4)	13	(3)
Interstate Pipelines	60	52	136	112
Field Services	39	51	75	98
Other Operations	(1)	(2)	(5)	(2)
Total Consolidated Operating Income	$114	$106	$374	$335

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$452	$366	$1,664	$1,220
Expenses:
Natural gas	218	136	1,036	629
Operation and maintenance	157	156	325	319
Depreciation and amortization	41	43	83	86
Taxes other than income taxes	23	22	65	56
Total expenses	439	357	1,509	1,090
Operating Income	$13	$9	$155	$130
Throughput (in billion cubic feet (Bcf)):
Residential	20	16	110	78
Commercial and industrial	51	52	139	126
Total Throughput	71	68	249	204
Number of customers at end of period:
Residential	3,000,665	3,020,913	3,000,665	3,020,913
Commercial and industrial	243,629	243,262	243,629	243,262
Total	3,244,294	3,264,175	3,244,294	3,264,175

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Natural Gas Distribution business segment reported operating income of $9 million for the three months ended June 30, 2012 compared to $13 million for the three months ended June 30, 2011.  Operating income decreased $4 million primarily as a result of decreased throughput primarily due to the impacts of warmer weather partially mitigated by weather hedges and weather normalization adjustments ($5 million) and increased depreciation and amortization ($2 million). Adverse impacts were partially offset by rate increases ($3 million) and the addition of over 19,000 customers ($1 million).  Decreased expense related to energy efficiency programs ($2 million) and decreased expense related to lower gross receipt taxes ($2 million) were offset by the related revenues.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Natural Gas Distribution business segment reported operating income of $130 million for the six months ended June 30, 2012 compared to $155 million for the six months ended June 30, 2011.  Operating income decreased $25 million primarily as a result of decreased throughput primarily due to the impacts of warmer weather partially mitigated by weather hedges and weather normalization adjustments ($29 million), decreased other miscellaneous revenues ($2 million), increased depreciation and amortization ($3 million) and increased other expenses ($4 million). Adverse impacts were partially offset by the addition of over 19,000 customers ($2 million), lower bad debt expense ($6 million) and rate increases ($7 million).  Decreased expense related to energy efficiency programs ($4 million) and decreased expense related to lower gross receipt taxes ($10 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$586	$308	$1,292	$833
Expenses:
Natural gas	571	300	1,256	811
Operation and maintenance	11	10	21	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	—	1	—	1
Total expenses	583	312	1,279	836
Operating Income (Loss)	$3	$(4)	$13	$(3)
Throughput (in Bcf)	126	127	281	288
Number of customers at end of period	12,152	15,567	12,152	15,567

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $4 million for the three months ended June 30, 2012 compared to operating income of $3 million for the three months ended June 30, 2011.  The decrease in operating income of $7 million is primarily due to charges of $4 million for the three months ended June 30, 2012 compared to gains of $4 million for the same period in 2011 related to mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Competitive Natural Gas Sales and Services business segment reported an operating loss of $3 million for the six months ended June 30, 2012 compared to operating income of $13 million for the six months ended June 30, 2011.  The decrease in operating income of $16 million is primarily due to warmer weather and compressed margins (revenues less natural gas costs) of $3 million, higher operation and maintenance expenses of $1 million and a $4 million write-down of natural gas inventory to the lower of cost or market.  The first half of 2012 also included charges of $5 million resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a $2 million benefit for the same period of 2011. Throughput volumes and the number of customers increased in the first two quarters of 2012 compared to the first two quarters of 2011 as a result of continued growth in this segment's commercial business.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Interstate Pipelines business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenues	$142	$125	$289	$252
Expenses:
Natural gas	21	14	39	21
Operation and maintenance	39	36	70	74
Depreciation and amortization	14	14	27	28
Taxes other than income taxes	8	9	17	17
Total expenses	82	73	153	140
Operating Income	$60	$52	$136	$112

Equity in earnings of unconsolidated affiliates	$5	$6	$9	$12

Transportation throughput (in Bcf)	396	346	852	724

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended June 30, 2012 compared to $60 million for the three months ended June 30, 2011.  Margins decreased $10 million primarily due to a backhaul contract that expired in 2011 ($4 million), as well as the associated reduction in compressor efficiency ($4 million), lower off-system transportation revenues ($1 million) and lower other transportation and ancillary services ($2 million), which were partially offset by the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($1 million). Lower operations and maintenance expenses ($3 million) were partially offset by higher taxes other than income ($1 million).

Equity Earnings.  In addition, this business segment recorded equity income of $5 million and $6 million for the three months ended June 30, 2011 and 2012, respectively, from its 50% interest in the Southeast Supply Header (SESH), a jointly-owned pipeline.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Interstate Pipeline business segment reported operating income of $112 million for the six months ended June 30, 2012 compared to $136 million for the six months ended June 30, 2011.  Margins decreased $19 million primarily due to a backhaul contract that expired in 2011 ($14 million), as well as the associated reduction in compressor efficiency ($7 million), and lower off-system transportation revenues ($4 million), which were partially offset by the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($5 million) and other transportation and ancillary services ($1 million). Operation and maintenance expenses increased ($4 million) due to a non-recurring 2011 insurance settlement related to a damaged compressor station. Depreciation and amortization expenses increased ($1 million) due to asset additions.

Equity Earnings.  In addition, this business segment recorded equity income of $9 million and $12 million for the six months ended June 30, 2011 and 2012, respectively, from its 50% interest in SESH.  These higher earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2011 Form 10-K.

The following table provides summary data of our Field Services business segment for the three and six months ended June 30, 2011 and 2012 (in millions, except throughput data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenues	$98	$104	$188	$209
Expenses:
Natural gas	18	15	33	33
Operation and maintenance	29	26	58	53
Depreciation and amortization	10	11	19	22
Taxes other than income taxes	2	1	3	3
Total expenses	59	53	113	111
Operating Income	$39	$51	$75	$98

Equity in earnings of unconsolidated affiliates	$3	$2	$5	$5

Gathering throughput (in Bcf)	197	233	380	470

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Our Field Services business segment reported operating income of $51 million for the three months ended June 30, 2012 compared to $39 million for the three months ended June 30, 2011.  Margins increased by $9 million primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($19 million), partially offset by lower commodity prices ($10 million) from sales of retained natural gas. Lower operation and maintenance expenses ($3 million) and taxes other than income taxes ($1 million) were partially offset by higher depreciation expense ($1 million) related to new assets placed in service.

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $2 million in the three months ended June 30, 2011 and 2012, respectively, from its 50% general partnership interest in Waskom.  The decline is primarily attributable to customer disruptions impacting volumes as well as lower commodity pricing. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Our Field Services business segment reported operating income of $98 million for the six months ended June 30, 2012 compared to $75 million for the six months ended June 30, 2011.  Margins increased by $21 million primarily due to higher throughput from gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from annual contracted volume commitments ($37 million) partially offset by lower commodity prices ($16 million) from sales of retained natural gas. Lower operation and maintenance expenses ($5 million) were partially offset by higher depreciation expense ($3 million) related to new assets placed in service.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million in both the six months ended June 30, 2011 and 2012 from its 50% general partnership interest in Waskom.  These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2011 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2011 Form 10-K and “Cautionary Statement Regarding Forward-

Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures relate to reliability and safety and system expansions. Our principal anticipated cash requirements for the remaining six months of 2012 include approximately $375 million of capital expenditures and the acquisition of the remaining 50% interest in Waskom and other gathering assets for approximately $275 million in July 2012.

We expect that proceeds from sales of commercial paper, borrowings under our credit facility, anticipated cash flows from operations and borrowings from affiliates will be sufficient to meet our anticipated cash needs for the remaining six months of 2012.

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

Prior to the distribution of CenterPoint Energy Inc.’s ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $82 million as of June 30, 2012. Market conditions in the fourth quarters of 2010 and 2011 required posting of security under the agreement, and GenOn has posted approximately $28 million of collateral as of June 30, 2012. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Beaumont/East Texas Rate Case. In July 2012, the natural gas distribution business of CERC (Gas Operations) filed a general rate case with the Railroad Commission of Texas (Railroad Commission) and certain municipalities requesting an increase of approximately $8.6 million based on a proposed rate of return of 9.09%, a return on equity (ROE) of 11.00%, and a capital structure of 42% debt to 58% equity. Since our last rate case in this jurisdiction over six years ago, Gas Operations has invested approximately $62 million in capital expenditures, while consumption for the average residential customer has decreased and the average number of customers has declined. The municipalities and the Railroad Commission may suspend rates for up to 90 days and up to 150 days, respectively. New base rates for the Beaumont/East Texas Division are expected to become effective in the first quarter of 2013.

Mississippi Regulatory Rate Adjustment (RRA). In May 2012, Gas Operations and the Mississippi Public Utility Staff filed a joint stipulation for the revised RRA and initial Weather Normalization Adjustment which the Mississippi Public Service Commission (MPSC) approved in May 2012.   In June 2012, Gas Operations requested an annual increase of approximately $2.2 million under the newly revised RRA based on calendar year 2011. New rates, as approved by the MPSC, are expected to take effect in the fourth quarter of 2012.

Minnesota Conservation Improvement Program (CIP). In May 2012, Gas Operations filed a request with the Minnesota Public Utilities Commission for a $4.6 million CIP incentive. A decision is expected by the end of 2012.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission (OCC) showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.86 million to customers beginning in July 2012.  The OCC issued a final order approving the refund on June 6, 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations' Houston and South Texas Divisions

each submitted annual GRIP filings on March 30, 2012.  For the Houston division, this filing is to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period is $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, this filing is to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period is $2.4 million annually based on an authorized rate of return of 8.75%.  In June 2012, the Railroad Commission approved both GRIP applications as filed and the new rates were implemented in July 2012 in the applicable cities, with the exception of Houston and Pasadena. Lower GRIP rates were implemented in July 2012 for these two cities, subject to a pending appeal to the Railroad Commission. The impact of the lower rates implemented in these two cities is approximately $173,000 per month.

City of Houston Gas Utility Rate Inquiry.  In July 2012, the City Council of Houston adopted an ordinance to initiate a formal inquiry regarding the reasonableness of the rates charged by Gas Operations in its Houston service territory.  A formal schedule for the inquiry has not been established at this time.

Credit Facility. As of July 16, 2012, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at July 16, 2012	Termination Date
September 9, 2011	$950	—	September 9, 2016

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

CERC Corp.’s $950 million credit facility backstops a $915 million commercial paper program. As of July 16, 2012, CERC Corp. had no outstanding commercial paper. As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements.

During the second quarter of 2012, we met substantially all of our liquidity requirements with borrowings from the money pool described below under “—Money Pool”. We currently expect that we may be required to access financing sources in addition to money pool borrowings in order to satisfy our liquidity requirements for the remainder of 2012.  These sources could include commercial paper proceeds or borrowings under our revolving credit facility.

Securities Registered with the SEC.  We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments.  As of July 16, 2012, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 16, 2012, we had borrowings of $357 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of July 26, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $950 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2012, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2012, the amount posted as collateral aggregated approximately $37 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2012, unsecured credit limits extended to CES by counterparties aggregate $358 million and $12 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $172 million as of June 30, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2011 and 2012 was 3.24 and 3.76, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date: August 10, 2012

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