Form 10-K
period 2012-12-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2013-03-08
CIK 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates as of June 30, 2012: None

i

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers, and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2010, 2011 and 2012.

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

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements.

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

Natural Gas Distribution

Our natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2012, approximately 37% of Gas Operations’ total throughput was to residential customers and approximately 63% was to commercial and industrial customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2012:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	384,640	48,405	433,045
Louisiana	231,566	17,191	248,757
Minnesota	747,266	68,067	815,333
Mississippi	110,245	12,587	122,832
Oklahoma	91,795	10,694	102,489
Texas	1,493,183	89,469	1,582,652
Total Gas Operations	3,058,695	246,413	3,305,108

Gas Operations also provides unregulated services in Minnesota consisting of heating, ventilating and air conditioning (HVAC) equipment and appliance repair, and sales of HVAC, hearth and water heating equipment.

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2012, approximately 66% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2012, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2012 included BP Energy Company/BP Canada Energy Marketing (12.2% of supply volumes), Tenaska Marketing Ventures (9.6%), Cargill, Inc. (9.5%), Kinder Morgan Tejas Pipeline/

Kinder Morgan Texas Pipeline (8.8%), Shell Energy North America (6.4%), Conoco Inc. (6.2%), Macquarie Energy (5.1%), Sequent Energy Management (4%), JP Morgan (3.8%), and Oneok Energy Services (3.3%). Numerous other suppliers provided the remaining 31.1% of Gas Operations' natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to ten years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

Gas Operations actively engages in commodity price stabilization pursuant to annual gas supply plans presented to and/or filed with each of its state regulatory authorities. These price stabilization activities include use of storage gas and contractually establishing structured prices (e.g., fixed price, costless collars and caps) with our physical gas suppliers. Its gas supply plans generally call for 50-75% of winter supplies to be stabilized in some fashion.

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

Assets

As of December 31, 2012, Gas Operations owned approximately 72,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

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

In 2012, CES marketed approximately 562 Bcf of natural gas, related energy services and transportation to approximately 16,300 customers (including approximately 6 Bcf to affiliates) in 21 states. Not included in the 2012 customer count are approximately 12,700 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility. CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States.

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

In addition to offering natural gas management services, CES procures and optimizes transportation and storage assets. CES currently transports natural gas on 47 interstate and intrastate pipelines within states located throughout the central and eastern United States. CES maintains a portfolio of natural gas supply contracts and firm transportation and storage agreements to meet the natural gas requirements of its customers. CES aggregates supply from various producing regions and offers contracts to buy natural gas with terms ranging from one month to over five years. In addition, CES actively participates in the spot natural gas markets in an effort to balance daily and monthly purchases and sales obligations. Natural gas supply and transportation capabilities are leveraged through contracts for ancillary services including physical storage and other balancing arrangements.

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

Our risk control policy, which is overseen by CenterPoint Energy's Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. However, up to 3 Bcf of storage gas can be sold prior to purchase or purchased prior to sale for a period not to exceed 12 months. These open positions are subject to the existing VaR limits. The VaR limits within which CES operates, a $4 million maximum, are consistent with CES' operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2012, CES' VaR averaged $0.2 million with a high of $1.0 million.

Assets

CEIP owns and operates approximately 233 miles of intrastate pipeline in Louisiana and Texas and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas under long-term leases. In addition, CES leases transportation capacity of approximately 0.81 Bcf per day on various interstate and intrastate pipelines and approximately 12 Bcf of storage to service its shippers and end-users.

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

In 2012, approximately 18% of CEGT and MRT's total operating revenue was attributable to services provided to Gas Operations, an affiliate, and approximately 9% was attributable to services provided to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. Services to Gas Operations and Laclede are provided under several long-term firm storage and transportation agreements.  The primary terms of CEGT's firm transportation and storage contracts with Gas Operations will expire in 2021. MRT's firm transportation and storage contracts with Laclede are in their evergreen period, subject to termination by either party upon one year notice.

Southeast Supply Header, LLC. CenterPoint Southeastern Pipelines Holding, LLC, our wholly owned subsidiary, owns a 50% interest in Southeast Supply Header, LLC (SESH). SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC. A wholly owned, indirect subsidiary of Spectra Energy Corp. owns the remaining 50% interest in SESH.

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

Our field services operations are conducted by a wholly owned subsidiary, CenterPoint Energy Field Services, LLC (CEFS), and subsidiaries of CEFS. Our field services business provides natural gas gathering and processing services for certain natural gas fields in the Mid-continent region of the United States that interconnect with CEGT's and MRT's pipelines, as well as other interstate and intrastate pipelines. As of the end of 2012, our field services business gathered an average of approximately 2.4 Bcf per day of natural gas. In addition, our field services business has the capacity available to treat up to 2.5 Bcf per day and process 625 MMcf per day of natural gas. CEFS, through its ServiceStar operating division, provides remote data monitoring and communications services to affiliates and third parties.

Our field services business operations may be affected by changes in the demand for natural gas and natural gas liquids (NGLs), the available supply and relative price of natural gas and NGLs in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions.

CEFS has long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana. Under the long-term agreements, Encana or Shell may elect to require CEFS to expand the capacity of its gathering systems by up to an additional 1.3 Bcf per day. CEFS estimates that the cost to expand the capacity of its gathering systems by an additional 1.3 Bcf per day would be as much as $440 million. Encana and Shell would provide incremental volume commitments in connection with an election to expand system capacity.

In May 2012, CEFS purchased the Amoruso gathering system located in east Texas and related assets from a subsidiary of Encana for approximately $89 million. In connection with this acquisition, CEFS entered into a 15-year gathering agreement with Encana to gather and treat its natural gas production from the Amoruso and Hilltop fields located in Robertson and Leon counties in east Texas. The gathering agreement includes volume commitments and an acreage dedication. As of the end of 2012, the Amoruso gathering system had nearly 200 MMcf per day of natural gas throughput primarily from the Deep Bossier and Cotton Valley Lime formations.

Waskom Gas Processing Company. Prior to July 31, 2012, CenterPoint Energy Gas Processing Company, our wholly owned, indirect subsidiary, owned a 50% general partnership interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets in east Texas. On July 31, 2012, our wholly owned indirect subsidiaries purchased the 50% interest that we did not already own in Waskom, as well as other gathering and related assets from a third-party for approximately $273 million. The Waskom plant is capable of processing approximately 320 MMcf per day of natural gas. The gathering assets owned by Waskom are capable of gathering approximately 75 MMcf per day of natural gas.

Assets

Our field services business owns and operates approximately 4,600 miles of gathering lines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

Substantially all of Gas Operations is subject to cost-of-service rate regulation by the relevant state public utility commissions and, in Texas, by the Railroad Commission of Texas and those municipalities served by Gas Operations that have retained original jurisdiction. In certain of its jurisdictions, Gas Operations has in effect annual rate adjustment mechanisms that provide for changes in rates dependent upon certain changes in invested capital, earned returns on equity or actual margins realized.

Rate Proceedings. For a discussion of Gas Operations' ongoing rate proceedings, see “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report, which discussion is incorporated herein by reference.

Department of Transportation

In December 2006, Congress enacted the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (2006 Act), which reauthorized the programs adopted under the Pipeline Safety Improvement Act of 2002 (2002 Act).  These programs included several requirements related to ensuring pipeline safety, and a requirement to assess the integrity of pipeline transmission facilities in areas of high population concentration. Under the 2002 Act, remediation activities are to be performed over a 10-year period. Our pipeline subsidiaries met this initial time frame for completion of the base line assessments and are currently performing reassessments as required.

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the Department of Transportation (DOT) issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines.  Operators of natural gas distribution systems were required to write and implement their integrity management programs by August 2, 2011.  Our pipeline subsidiaries met this deadline.

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

In December 2011, Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Act). This act increases the maximum civil penalties for pipeline safety administrative enforcement actions; requires the DOT to study and report on the expansion of integrity management requirements and the sufficiency of existing gathering line regulations to ensure safety; requires pipeline operators to verify their records on maximum allowable operating pressure; and imposes new emergency response and incident notification requirements.

We anticipate that compliance with PHMSA's regulations, performance of the remediation activities by our interstate and intrastate pipelines and natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with DOT's integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs we incur. Implementation of the 2011 Act by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact our compliance costs. In addition, we may be subject to DOT's enforcement actions and penalties for failure to comply with pipeline regulations.

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

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify, upgrade or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to ensure the costs of such compliance are reasonable.

Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, we believe that our current environmental remediation activities will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material current environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012 and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  As a distributor and transporter of natural gas and consumer of natural gas in our pipeline and gathering businesses, our revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect us and our natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and our gas transmission and field services businesses could experience lower revenues.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver natural gas to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  Compressors and back up electrical generators used by our Pipelines, Field Services and Natural Gas Distribution segments are generally compliant. Additional rules are expected to be proposed by the EPA this year for compliance by 2016 which could require capital expenditure of an additional $50 million to $75 million over the next three years.  We believe, however, that our operations will not be materially adversely affected by such requirements.

In addition, on August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAPS) to address hazardous air pollutants frequently associated with gas production and processing activities. The finalized regulations establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. The final rules under NESHAPS include maximum achievable control technology standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with such rules is not expected to result in significant costs that would adversely impact our results of operations.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

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

As of December 31, 2012, we had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites we believe we have responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2012, we had collected $5.8 million from insurance companies to be used for future environmental remediation.

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

Other Environmental. From time to time we identify the presence of environmental contaminants on property where we conduct or have conducted operations. Other such sites involving contaminants may be identified in the future.  We have remediated and expect to continue to remediate identified sites consistent with our legal obligations. From time to time we have received notices from regulatory authorities or others regarding our status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, we have been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

As of December 31, 2012, we had 4,842 full-time employees. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Natural Gas Distribution	3,610	1,333
Competitive Natural Gas Sales and Services	148	—
Interstate Pipelines	747	—
Field Services	337	—
Total	4,842	1,333

As of December 31, 2012, approximately 28% of our employees were covered by collective bargaining agreements.

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

Our two interstate pipelines and our gathering systems compete with other interstate and intrastate pipelines and gathering systems in the transportation and storage of natural gas. The principal elements of competition are rates, terms of service, and flexibility and reliability of service. We also compete indirectly with other forms of energy, including electricity, coal and fuel oils. The primary competitive factor is price, but recently, environmental considerations have grown in importance when consumers consider alternative forms of energy. Excess pipeline capacity in the regions served by our interstate pipelines could also increase competition and adversely impact our ability to re-contract its available capacity when contracts expire.The actions of our competitors could lead to lower prices, which may have an adverse impact on our results of operations, financial condition and cash flows. Additionally, any reduction in the volume of natural gas transported or stored may have an adverse impact on our results of operations, financial condition and cash flows.

Our natural gas distribution and competitive natural gas sales and services businesses are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of our suppliers and customers to meet their obligations or otherwise adversely affect our liquidity and results of operations and financial condition.

We are subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect our ability to collect balances due from our customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into our tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which we operate, thereby resulting in decreased sales and transportation volumes and revenues and (ii) increase the risk that our suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase our working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that we must provide under our hedging arrangements. Changes in geographic and seasonal natural gas price differentials affect the value of our transportation and storage services and our ability to re-contract our available capacity when contracts expire.

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

Our interstate pipelines and field services businesses largely rely on natural gas sourced in the various supply basins located in the Mid-continent region of the United States. The level of drilling and production activity in these regions is dependent on economic and business factors beyond our control. The primary factor affecting both the level of drilling activity and production volumes is natural gas pricing. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the regions served by our gathering and pipeline transportation systems and our natural gas treating and processing activities. A sustained decline could also lead producers to shut in production from their existing wells. Other factors that impact production decisions include the level of production costs relative to other available production, producers’ access to needed capital and the cost of that capital, access to drilling rigs, the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Regulatory changes include the potential for more restrictive rules governing the use of hydraulic fracturing, a process used in the extraction of natural gas from shale reservoir formations, and the use of water in that process. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves or to shut in production from existing reserves. To the extent the availability of this supply is substantially reduced, it could have an adverse effect on our results of operations, financial condition and cash flows.

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

The Public Utility Holding Company Act of 1935, to which we and our subsidiaries were subject prior to its repeal in 2005, provided a comprehensive regulatory structure governing the organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their member companies. Following repeal of that act, proposals have been put forth in some of the states in which we do business that have sought to expand the state regulatory frameworks to give state regulatory authorities increased jurisdiction and scrutiny over similar aspects of the utilities that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

As of December 31, 2012, we had $2.7 billion of outstanding indebtedness on a consolidated basis. As of December 31, 2012, approximately $563 million of this debt is required to be paid through 2015. This amount excludes approximately $779 million borrowed from the money pool.  Our future financing activities may be significantly affected by, among other things:

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

•
our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.(RRI)), a wholly owned subsidiary of NRG Energy, Inc. (NRG) in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy;

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2012, CenterPoint Energy and its subsidiaries other than us had approximately $870 million principal amount of debt required to be paid through 2015.  This amount excludes principal repayments of approximately $1.2 billion on transition and system restoration bonds, for which dedicated revenue streams exist, and indexed debt securities obligations. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected. In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy. If CenterPoint Energy or the affiliates that borrow any funds that we might invest from time to time in the money pool were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates participating in the money pool could be adversely impacted.

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

Under some circumstances, we and CenterPoint Energy could incur liabilities associated with assets and businesses we and CenterPoint Energy no longer own.  These assets and businesses were previously owned by Reliant Energy, Incorporated (Reliant Energy), a predecessor of CenterPoint Energy, directly or through subsidiaries, including us in some cases.  Through a series of transactions, the assets and businesses were transferred to a predecessor of RRI.

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

Prior to the distribution of CenterPoint Energy's ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CenterPoint Energy returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy our obligations.

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

Our merger and acquisition activities may not be successful or may result in completed acquisitions that do not perform as anticipated.

From time to time, we have made and may continue to make acquisitions of businesses and assets. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. In addition, any completed or future acquisitions involve substantial risks, including the following:

•acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	we may assume liabilities that were not disclosed to us, that exceed our estimates, or for which our rights to indemnification from the seller are limited;

•
we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems; and

•
acquisitions, or the pursuit of acquisitions, could disrupt our ongoing businesses, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

Failure to attract and retain an appropriately qualified workforce could adversely impact our results of operations.

Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skillsets to future needs, or the unavailability of contract resources may lead to operating challenges such as a lack of resources, loss of knowledge or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  As a distributor and transporter of natural gas and consumer of natural gas in our pipeline and gathering businesses, our revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

Climate changes could result in more frequent and more severe weather events which could adversely affect the results of operations of our businesses.

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

Item 3.  Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 12(e) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the 1,000 outstanding shares of CERC Corp.’s common stock are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

No dividends were paid to our parent in 2010, 2011 or 2012.

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

Business Segments

Because we are an indirect wholly owned subsidiary of CenterPoint Energy, our determination of reportable segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. In this section, we discuss our results on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our natural gas distribution services and interstate pipelines business segments are subject to rate regulation. A summary of our reportable business segments as of December 31, 2012 is set forth below:

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

Field Services

Our field services business owns and operates approximately 4,600 miles of gathering pipelines and processing plants that collect, treat and process natural gas primarily from three regions located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

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

Performance of our Natural Gas Distribution business segment is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. In 2012, every state in which we distribute natural gas had the warmest winter on record. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic recovery in the areas we serve, the trend toward lower usage has slowed in some of the areas we serve. In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue as the regions experience a continued economic recovery.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our gas distribution rates. In recent rate filings, we have sought rate mechanisms that help to decouple our results from the impacts of weather and variations in usage from levels reflected in rates, but such rate mechanisms have not yet been approved in all jurisdictions. We plan to continue to pursue such decoupling mechanisms in our future rate filings.

Our Field Services and Interstate Pipelines business segments are currently benefiting from their proximity to significant natural gas producing regions in Texas, Arkansas, Oklahoma and Louisiana.  In our Field Services business segment, the development of shale formations has helped offset declines in production from more traditional basins. The recent decline in natural gas prices has contributed to reductions in drilling activity in dry gas shale formations as well, including those served by our Field Services business segment. Many producers have shifted their focus to liquids-rich natural gas or crude oil basins. A reduction in drilling activity may result in lower throughput volumes on our systems as the wells decline over time. However, a significant amount of the volumes gathered by systems we recently developed in shale basins such as the Haynesville and Fayetteville shales are supported by contracts with annual volume commitments, or price adjustment mechanisms that provide for minimum returns on capital deployed. In monitoring performance of the segments, we focus on throughput of the pipelines and gathering systems, and in the case of Field Services, on the number of well-connects.

Our Competitive Natural Gas Sales and Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While this business utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or VaR, to avoid significant financial exposures.  Lower geographic and seasonal price differentials during 2010, 2011 and 2012 adversely affected results for this business segment.

The nature of our businesses requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facility, proceeds from commercial paper and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to continue to improve our credit ratings over time. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility, and may prevent us from accessing the commercial paper markets. Disruptions in the financial markets can also affect the availability of new capital on terms we consider attractive. In those circumstances, companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our businesses through existing credit facilities and prudent refinancing of existing debt.

Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates for our Gas Operations in Texas.

Significant Events

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

Goodwill Impairment

We performed our annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for our Competitive Natural Gas Sales and Services reportable segment. We also determined that no impairment charge was required for any other reportable segment. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

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

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena, including the impact on operations and capital of severe weather events;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

•	the impact of unplanned facility outages;

•	timely and appropriate regulatory actions allowing recovery of costs associated with any future hurricanes or natural disasters;

•	changes in interest rates or rates of inflation;

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

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)), a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy's pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, joint ventures, and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

The following table sets forth selected financial data (in millions) for the years ended December 31, 2010, 2011 and 2012, followed by a discussion of our consolidated results of operations based on operating income.  We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2010	2011	2012
Revenues	$6,569	$6,102	$4,901
Expenses:
Natural gas	4,574	4,055	2,873
Operation and maintenance	913	964	951
Depreciation and amortization	248	262	285
Taxes other than income taxes	167	159	146
Goodwill impairment	—	—	252
Total	5,902	5,440	4,507
Operating Income	667	662	394
Interest and other finance charges	(208)	(190)	(179)
Equity in earnings of unconsolidated affiliates	29	30	31
Step acquisition gain	—	—	136
Other income (expense), net	(1)	1	1
Income Before Income Taxes	487	503	383
Income Tax Expense	187	187	246
Net Income	$300	$316	$137

2012 Compared to 2011.  We reported net income of $137 million for 2012 compared to $316 million for 2011.  The decrease in net income of $179 million was primarily due to a $268 million decrease in operating income (discussed by segment below), including a $252 million non-cash goodwill impairment charge, and a $59 million increase in income tax expense, which were partially offset by a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom and an $11 million decrease in interest and other finance charges due to lower levels of debt.

Income Tax Expense.  We reported an effective tax rate of 64.2% for 2012 compared to 37.2% for 2011.  The increase in our effective tax rate is primarily due to the goodwill impairment of $252 million which is non-deductible for tax in 2012 and higher state tax expense compared to 2011 related to benefits recognized in that prior period for lower blended state rates. The increased rate was partially offset by the release of income tax reserves of $7 million.

2011 Compared to 2010.  We reported net income of $316 million for 2011 compared to $300 million for 2010.  The increase in net income of $16 million was primarily due to a $18 million decrease in interest and other finance charges, partially offset by a $5 million decrease in operating income (discussed by segment below).

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for 2010, 2011 and 2012. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2010	2011	2012
Natural Gas Distribution	$231	$226	$226
Competitive Natural Gas Sales and Services	16	6	(250)
Interstate Pipelines	270	248	207
Field Services	151	189	214
Other Operations	(1)	(7)	(3)
Total Consolidated Operating Income (Loss)	$667	$662	$394

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2010, 2011 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$3,213	$2,841	$2,342
Expenses:
Natural gas	2,049	1,675	1,196
Operation and maintenance	639	655	637
Depreciation and amortization	166	166	173
Taxes other than income taxes	128	119	110
Total expenses	2,982	2,615	2,116
Operating Income	$231	$226	$226
Throughput (in Bcf):
Residential	177	172	140
Commercial and industrial	249	251	243
Total Throughput	426	423	383
Number of customers at end of period:
Residential	3,016,333	3,036,267	3,058,695
Commercial and industrial	246,891	246,220	246,413
Total	3,263,224	3,282,487	3,305,108

2012 Compared to 2011.  Our Natural Gas Distribution business segment reported operating income of $226 million for each of 2012 and 2011. Operating income was unchanged despite substantially reduced revenues from near record mild temperatures in the first quarter of 2012 that were partially mitigated by weather hedges and weather normalization adjustments ($21 million), increased depreciation and amortization expense ($7 million) and increased property taxes ($4 million). These adverse impacts were offset by certain reduced operation and maintenance expenses ($5 million), lower bad debt expense ($7 million), the addition of over 22,000 customers ($6 million) and rate increases ($12 million). Decreased expense related to energy efficiency programs ($4 million) and decreased expense related to lower gross receipts taxes ($12 million) were offset by a corresponding reduction in the related revenues.

2011 Compared to 2010.  Our Natural Gas Distribution business segment reported operating income of $226 million for 2011 compared to $231 million for 2010. Operating income decreased $5 million primarily as a result of higher benefit costs ($8 million), lower miscellaneous revenues ($7 million) and higher other expenses ($9 million). These were partially offset by the addition of 19,000 customers ($5 million), lower bad debt expense ($8 million) and rate increases ($7 million).  Increased expense related to energy efficiency programs ($19 million) and decreased expense related to lower gross receipt taxes ($10 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for 2010, 2011 and 2012 (in millions, except throughput and customer data):

	Year Ended December 31,
	2010	2011	2012
Revenues	$2,651	$2,511	$1,784
Expenses:
Natural gas	2,591	2,458	1,730
Operation and maintenance	38	41	45
Depreciation and amortization	4	5	6
Taxes other than income taxes	2	1	1
Goodwill impairment	—	—	252
Total expenses	2,635	2,505	2,034
Operating Income (Loss)	$16	$6	$(250)
Throughput (in Bcf)	548	558	562
Number of customers at end of period (1)	12,193	14,267	16,330
___________________

(1)	These numbers do not include approximately 12,700 natural gas customers as of December 31, 2012 that are under residential and small commercial choice programs invoiced by their host utility.

2012 Compared to 2011. Our Competitive Natural Gas Sales and Services business segment reported operating income, excluding the goodwill impairment discussed below, of $2 million for 2012 compared to $6 million for 2011.  The decrease in operating income of $4 million was primarily due to a $24 million negative impact of mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins. 2012 included mark-to-market charges of $16 million compared to a $8 million benefit for the same period of 2011.  Substantially offsetting this decrease was a $20 million improvement in operating margins primarily as a result of the termination of uneconomic transportation contracts and an increase in retail sales customers and volumes.

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

Goodwill Impairment

A non-cash goodwill impairment charge of $252 million for our Competitive Natural Gas Sales and Services business segment was recorded in 2012. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit. See Note 4 to our consolidated financial statements for further discussion of the goodwill impairment charge.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2010, 2011 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2010	2011	2012

Revenues	$601	$553	$502
Expenses:
Natural gas	93	67	57
Operation and maintenance	153	152	153
Depreciation and amortization	52	54	56
Taxes other than income taxes	33	32	29
Total expenses	331	305	295
Operating Income	$270	$248	$207

Equity in earnings of unconsolidated affiliates	$19	$21	$26

Transportation throughput (in Bcf)	1,693	1,579	1,367

2012 Compared to 2011.  Our Interstate Pipeline business segment reported operating income of $207 million for 2012 compared to $248 million for 2011. Operating income decreased $41 million primarily due to lower margins resulting from a backhaul contract that expired in 2011 ($16 million), as well as the associated reduction in compressor efficiency ($8 million) on the Carthage to Perryville pipeline due to lower volumes, lower off-system transportation revenues ($8 million), lower seasonal and market-sensitive transportation contracts ($7 million) and ancillary services ($7 million). These margin decreases were partially offset by the effects of the 10-year agreement with our natural gas distribution affiliate ($5 million) which we restructured in 2010. Operating income decreases due to higher operations and maintenance expenses ($1 million) and higher depreciation and amortization expenses ($2 million) due to asset additions were offset by lower taxes other than income taxes ($3 million).

2011 Compared to 2010.  Our Interstate Pipeline business segment reported operating income of $248 million for 2011 compared to $270 million for 2010. Operating income decreased $22 million primarily due to a backhaul contract that expired in 2011 ($22 million), as well as the effects of the restructured 10-year agreement with our natural gas distribution affiliate ($11 million) and lower off-system revenues ($11 million). These margin decreases were partially offset by new firm transportation contracts and higher ancillary revenues ($22 million). Operating income increases due to lower operation and maintenance expenses ($1 million) and lower taxes other than income ($1 million) were offset by increased depreciation and amortization expenses ($2 million) related to new assets.

Equity Earnings. In addition, this business segment recorded equity income of $19 million, $21 million and $26 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in SESH, a jointly-owned pipeline. The 2012 increase in equity earnings primarily resulted from restructuring and extending a long-term agreement with an anchor shipper at the end of 2011. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income.

Field Services

The following table provides summary data of our Field Services business segment for 2010, 2011 and 2012 (in millions, except throughput data):

	Year Ended December 31,
	2010	2011	2012

Revenues	$338	$412	$506
Expenses:
Natural gas	72	68	122
Operation and maintenance	85	112	115
Depreciation and amortization	25	37	50
Taxes other than income taxes	5	6	5
Total expenses	187	223	292
Operating Income	$151	$189	$214

Equity in earnings of unconsolidated affiliates	$10	$9	$5

Gathering throughput (in Bcf)	650	823	896

2012 Compared to 2011.  Our Field Services business segment reported operating income of $214 million for 2012 compared to $189 million for 2011. Operating income increased $25 million primarily from increased margins ($36 million) due to gathering projects in the Haynesville shale, including revenues from throughput guarantees, growth in gathering services and retained natural gas volumes, and acquisitions completed during 2012 ($13 million), partially offset by lower commodity prices ($28 million) on sales of retained natural gas. Operating income also increased ($3 million) due to the classification of earnings from the 50% partnership interest in Waskom which we already owned as operating income beginning in August 2012 instead of equity earnings as reported for prior periods, due to our July 31, 2012 purchase of the 50% interest in Waskom that we did not already own. Lower operation and maintenance expenses ($7 million) were partially offset by higher depreciation expense ($6 million).

2011 Compared to 2010.  Our Field Services business segment reported operating income of $189 million for 2011 compared to $151 million for 2010. Operating income increased $38 million primarily from increased margins due to gathering projects in the Haynesville and Fayetteville shales and growth in core gathering services, including revenues from throughput guarantees ($88 million), partially offset by lower commodity prices ($10 million) from sales of retained natural gas and reduced processing margins. Increases in operation and maintenance expenses ($6 million), depreciation expense ($12 million) and taxes other than income ($1 million) resulted primarily from the expansion of the Magnolia and Olympia gathering systems in North Louisiana. In addition, operating expenses in 2010 benefited from a gain on the sale of non-strategic gathering assets ($21 million).

Equity Earnings. In addition, this business segment recorded equity income of $10 million, $9 million and $5 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income. As discussed above, beginning on August 1, 2012, financial results for Waskom are included in operating income.

Fluctuations in Commodity Prices and Derivative Instruments

For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for 2013 include capital expenditures of approximately $903 million and the retirement of long-term debt of $365 million.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in 2013.

Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2012 and estimates of our capital expenditures for currently identified and planned projects for 2013 through 2017 (in millions):

	2012	2013	2014	2015	2016	2017
Natural Gas Distribution	$359	$422	$420	$400	$387	$393
Competitive Natural Gas Sales and Services	6	9	25	37	36	11
Interstate Pipelines	132	201	212	128	136	126
Field Services	52	271	114	88	70	71
Total	$549	$903	$771	$653	$629	$601

Our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
Long-term debt	$2,641	$365	$160	$575	$1,541
Interest payments — long-term debt(1)	1,645	148	251	217	1,029
Short-term borrowings	38	38	—	—	—
Operating leases(2)	46	12	13	8	13
Benefit obligations(3)	—	—	—	—	—
Purchase obligations(4)	4	4	—	—	—
Non-trading derivative liabilities	16	14	2	—	—
Other commodity commitments(5)	1,389	430	558	245	156
Total contractual cash obligations	$5,779	$1,011	$984	$1,045	$2,739
 _______________

(1)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates as of December 31, 2012. We expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(2)	For a discussion of operating leases, please read Note 12(c) to our consolidated financial statements.

(3)
We expect to contribute approximately $8 million to our postretirement benefits plan in 2013 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)	Represents capital commitments for material in connection with our Interstate Pipelines business segment.

(5)	For a discussion of other commodity commitments, please read Note 12(a) to our consolidated financial statements.

Off-Balance Sheet Arrangements.  Other than the guaranties discussed below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of CenterPoint Energy's ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, we returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy our obligations.

Regulatory Matters. Regulatory developments that have occurred since our 2011 Form 10-K was filed with the SEC are discussed below.

Gas Operations

Beaumont/East Texas Rate Case. In July 2012, our natural gas distribution business (Gas Operations) filed a general rate case with the Railroad Commission of Texas (Railroad Commission) and certain municipalities requesting an increase of approximately $8.6 million based on a proposed rate of return of 9.09%, a return on equity (ROE) of 11.00%, and a capital structure with 42% debt and 58% equity. Rates went into effect in August 2012 for 24 cities.  All other cities suspended the rates for up to 90 days or denied any increase outright. The Railroad Commission suspended the rates for the environs and for the cities that have given up original jurisdiction for up to 150 days. On November 5, 2012, rates went into effect for another 13 cities. On November 15, 2012, a Unanimous Settlement Agreement was signed by all parties and resolved all issues resulting in a net revenue requirement increase of $6.2 million. On December 4, 2012, the Railroad Commission approved the Unanimous Settlement Agreement of $6.2 million and rates went into effect on December 7, 2012. Beginning January 2, 2013, a rate case expense surcharge of $0.16 was implemented and will only affect customers in the cities that gave up original jurisdictions and cities and environs of all parties involved in the Unanimous Settlement Agreement. The rate case expense surcharge will continue over the next 36 months or until all approved expenses are collected.

Mississippi Regulatory Rate Adjustment (RRA). In May 2012, Gas Operations and the Mississippi Public Utility Staff filed a joint stipulation for the revised RRA and initial Weather Normalization Adjustment which the Mississippi Public Service Commission (MPSC) approved in May 2012.   In June 2012, Gas Operations requested an annual increase of approximately $2.2 million under the newly revised RRA based on calendar year 2011. New rates reflecting an increase of approximately $1.7 million, as approved by the MPSC, took effect on September 20, 2012.

Minnesota Conservation Improvement Program (CIP). In May 2012, Gas Operations filed a request with the Minnesota Public Utilities Commission (MPUC) for a $4.6 million CIP incentive. The MPUC approved the incentive in December 2012.

Oklahoma Performance Based Rate Change (PBRC). In March 2012, Gas Operations filed a PBRC with the Oklahoma Corporation Commission (OCC) showing that it had earnings for 2011 above the prescribed threshold and would refund approximately $1.9 million to customers beginning in July 2012.  The OCC issued a final order approving the refund on June 6, 2012.

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations' Houston and South Texas Divisions each submitted annual GRIP filings on March 30, 2012.  For the Houston division, the filing was to recover costs related to $51.2 million in incremental capital expenditures that were incurred in 2011.  The increase in revenue requirements for this filing period was $9.4 million annually based on an authorized rate of return of 8.65%.  For the South Texas division, the filing was to recover costs related to $14.5 million in incremental capital expenditures that were incurred since the last rate case.  The increase in revenue requirements for this filing period was $2.4 million annually based on an authorized rate of return of 8.75%.  In June 2012, the Railroad Commission approved both GRIP applications as filed, and the new rates were implemented in July 2012 in the applicable cities, with the exception of Houston and Pasadena. Lower GRIP rates were implemented in July 2012 for these two cities, subject to final action by the Railroad Commission. In September 2012, the Railroad Commission approved the GRIP rates as originally filed and the rates were then implemented in the two remaining cities.

City of Houston Gas Utility Rate Inquiry.  In July 2012, the City Council of Houston adopted an ordinance to initiate a formal inquiry regarding the reasonableness of the rates charged by Gas Operations in its Houston service territory.  On January 16, 2013, the City Council of Houston voted to require a rate filing by Gas Operations by March 22, 2013. We have reached an agreement with the City of Houston to postpone filing of a response to the rate inquiry until at least September 2013.

Interstate Pipelines

CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing. In August 2012, our subsidiary, CenterPoint Energy-Mississippi River Transmission, LLC (MRT), an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of CenterPoint Energy Gas Transmission Company, LLC’s (CEGT) firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT's rate filing. In September 2012, the FERC issued an order accepting MRT's filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. In particular, the FERC limited the scope of the RCC surcharge set for hearing to the recovery of only security costs. In October 2012, MRT requested rehearing as to the proper scope of the RCC surcharge. The procedural schedule for the rate filing contemplates a hearing at the FERC in the third quarter of 2013.

CEGT Rate Settlement Proceeding. In an effort to avoid the expense of a rate case, in October 2012 CEGT initiated a settlement process with its customers. Should these discussions fail, CEGT will consider filing with the FERC for a general rate increase in 2013. CEGT will attempt to reach a mutually agreeable rate solution with its customers to recover the increased costs to maintain a safe and reliable system, but there can be no assurance that it will be successful or will avoid the initiation of a general rate case filing.

Credit Facility.  As of February 14, 2013, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at February 14, 2013	Termination Date
September 9, 2011	$950	—	September 9, 2016

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

CERC Corp.'s $950 million credit facility backstops a $915 million commercial paper program. As of December 31, 2012, CERC Corp. had no outstanding commercial paper. As a result of the credit ratings on our commercial paper program, we do not expect to be able to rely on the sale of commercial paper to fund all of our short-term borrowing requirements.

During 2012, we met substantially all of our liquidity requirements with borrowings from the money pool described below under “—Money Pool.”  During the fourth quarter of 2012, we also met a portion of our liquidity requirements with commercial paper proceeds.  We currently expect that we may be required to access financing sources in addition to money pool borrowings in order to satisfy our liquidity requirements in 2013.  These sources could include commercial paper proceeds or borrowings under our revolving credit facility.

Securities Registered with the SEC.  We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments.  As of February 14, 2013, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At February 14, 2013, we had borrowings of $566 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facilities is based on our credit rating. As of February 14, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in these credit ratings could increase borrowing costs under our $950 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2012, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2012, the amount posted as collateral aggregated approximately $21 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2012, unsecured credit limits extended to CES by counterparties aggregate $335 million and $6 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $179 million as of December 31, 2012. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2012, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Natural Gas Distribution business segment and portions of our Interstate Pipelines business segment apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2012, we had recorded regulatory assets of $105 million and regulatory liabilities of $619 million.

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

We performed our annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Competitive Natural Gas Sales and Services reportable segment. We also determined that no impairment charge was required for any other reportable segments. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 6(a) to our consolidated financial statements, we participate in CenterPoint Energy's qualified and non-qualified pension plans covering substantially all employees. The expected pension cost for 2013 is $30 million, of which we expect $24 million to impact pre-tax earnings, based on an expected return on plan assets of 8.00% and a discount rate of 4.00% as of December 31, 2012. We recorded pension expense of $34 million for the year ended December 31, 2012.  Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

Interest Rate Risk

As of December 31, 2012, we had outstanding long-term debt and borrowings from affiliates that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $667 million and $779 million at December 31, 2011 and 2012, respectively. If the floating interest rates were to increase by 10% from December 31, 2012 rates, our combined interest expense would increase by less than $1 million annually.

As of December 31, 2011 and 2012, we had outstanding fixed-rate debt aggregating $2.6 billion and $2.7 billion, respectively, in principal amount and having a fair value of $3.0 billion and $3.1 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 10 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $79 million if interest rates were to decline by 10% from their levels at December 31, 2012. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2012, the recorded fair value of our non-trading energy derivatives was a net asset of $17 million (before collateral), all of which is related to our Competitive Natural Gas Sales and Services business segment. An increase of 10% in the market prices of energy commodities from their December 31, 2012 levels would have decreased the fair value of our non-trading energy derivatives net asset by $1 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2012 and 2011, and the related statements of consolidated income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Resources Corp. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 8, 2013

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

March 8, 2013

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Revenues	$6,569	$6,102	$4,901

Expenses:
Natural gas	4,574	4,055	2,873
Operation and maintenance	913	964	951
Depreciation and amortization	248	262	285
Taxes other than income taxes	167	159	146
Goodwill impairment	—	—	252
Total	5,902	5,440	4,507
Operating Income	667	662	394

Other Income (Expense):
Interest and other finance charges	(208)	(190)	(179)
Equity in earnings of unconsolidated affiliates	29	30	31
Step acquisition gain	—	—	136
Other, net	(1)	1	1
Total	(180)	(159)	(11)
Income Before Income Taxes	487	503	383
Income tax expense	187	187	246
Net Income	$300	$316	$137

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Net income	$300	$316	$137
Other comprehensive income (loss), net of tax:
Adjustment to pension and other postretirement plans (net of tax of $1, $1 and $5)	(1)	(2)	6
Other comprehensive income (loss)	(1)	(2)	6
Comprehensive income	$299	$314	$143

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, net	542	544
Accrued unbilled revenue	253	258
Accounts and notes receivable — affiliated companies	17	15
Inventory	273	228
Non-trading derivative assets	87	36
Taxes receivable	1	—
Deferred income tax assets	8	—
Prepaid expenses and other current assets	122	133
Total current assets	1,304	1,215
Property, Plant and Equipment, Net	7,030	7,901
Other Assets:
Goodwill	1,696	1,468
Non-trading derivative assets	20	6
Investment in unconsolidated affiliates	472	405
Other	165	195
Total other assets	2,353	2,074
Total Assets	$10,687	$11,190

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Short-term borrowings	$62	$38
Current portion of long-term debt	—	365
Accounts payable	427	443
Accounts and notes payable — affiliated companies	419	818
Taxes accrued	82	72
Interest accrued	48	48
Customer deposits	74	79
Non-trading derivative liabilities	46	14
Other	157	177
Total current liabilities	1,315	2,054
Other Liabilities:
Accumulated deferred income taxes, net	1,420	1,676
Non-trading derivative liabilities	6	2
Benefit obligations	108	122
Regulatory liabilities	597	619
Other	232	208
Total other liabilities	2,363	2,627
Long-Term Debt	2,919	2,276

Commitments and Contingencies (Note 12)

Stockholder’s Equity	4,090	4,233
Total Liabilities And Stockholder’s Equity	$10,687	$11,190

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Cash Flows from Operating Activities:
Net income	$300	$316	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	262	285
Amortization of deferred financing costs	9	13	13
Deferred income taxes	208	144	245
Goodwill impairment	—	—	252
Step acquisition gain	—	—	(136)
Write-down of natural gas inventory	6	11	4
Equity in earnings of unconsolidated affiliates, net of distributions	13	8	8
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	120	67	6
Accounts receivable/payable, affiliates	6	(14)	5
Inventory	(52)	20	41
Taxes receivable	(16)	62	1
Accounts payable	(35)	(101)	2
Fuel cost recovery	(9)	(70)	(52)
Interest and taxes accrued	5	6	(11)
Non-trading derivatives, net	(5)	(10)	19
Margin deposits, net	7	34	53
Other current assets	(20)	11	(10)
Other current liabilities	(14)	(12)	8
Other assets	(7)	(3)	(13)
Other liabilities	(21)	22	(28)
Other, net	(21)	3	7
Net cash provided by operating activities	722	769	836
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(917)	(644)	(566)
Acquisitions, net of cash acquired	—	—	(360)
Investment in unconsolidated affiliates	(18)	(12)	(5)
Other, net	20	10	8
Net cash used in investing activities	(915)	(646)	(923)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(2)	9	(24)
Proceeds from (payments of) commercial paper, net	183	102	(285)
Proceeds from long-term debt	—	550	—
Payments of long-term debt	(45)	(606)	—
Cash paid for debt exchange	—	(58)	—
Debt issuance costs	—	(14)	—
Increase (decrease) in notes payable to affiliates	57	(106)	396
Net cash provided by (used in) financing activities	193	(123)	87
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of the Year	1	1	1
Cash and Cash Equivalents at End of the Year	$1	$1	$1
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$191	$177	$163
Income taxes (refunds), net	141	(20)	3
Non-cash transactions:
Accounts payable related to capital expenditures	$98	$53	$60

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

	2010		2011		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,416		2,416		2,416
Balance, end of year		2,416		2,416		2,416
Retained Earnings
Balance, beginning of year		1,065		1,365		1,681
Net income		300		316		137
Balance, end of year		1,365		1,681		1,818
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to pension and postretirement plans		(5)		(7)		(1)
Total accumulated other comprehensive loss, end of year		(5)		(7)		(1)
Total Stockholder’s Equity		$3,776		$4,090		$4,233

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background

CenterPoint Energy Resources Corp. (CERC Corp., and, together with its subsidiaries, CERC), owns and operates natural gas distribution systems. Subsidiaries of CERC Corp. own interstate natural gas pipelines and gas gathering systems and provide various ancillary services. A wholly owned subsidiary of CERC offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. CERC Corp. is a Delaware corporation.

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

CERC’s investments in unconsolidated affiliates include a 50% ownership interest in Southeast Supply Header, LLC (SESH), which owns and operates a 274-mile interstate natural gas pipeline.

Prior to July 2012, CERC owned a 50% interest in Waskom Gas Processing Company (Waskom), a Texas general partnership, which owns and operates a natural gas processing plant and natural gas gathering assets. During 2010, CERC invested $20 million in Waskom. On July 31, 2012, CERC purchased the 50% interest that it did not already own in Waskom, as well as other gathering and related assets from a third-party for approximately $273 million. The amount of the purchase price allocated to the acquisition of the 50% interest in Waskom was approximately $201 million, with the remaining purchase price allocated to the other gathering assets, based on a discounted cash flow methodology. The $273 million purchase price was allocated as follows: $253 million to property, plant and equipment; $16 million to goodwill; and the remaining balance to other assets and liabilities. The purchase of the 50% interest in Waskom was determined to be a business combination achieved in stages, and as such CERC recorded a pre-tax gain of approximately $136 million on July 31, 2012, which is the result of remeasuring CERC's original 50% interest in Waskom to fair value. As a result of the purchase, CERC recorded goodwill of $24 million, which includes $17 million related to Waskom (including the re-measurement of its existing 50% interest) and $7 million related to the other gathering and related assets.

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

(e) Regulatory Assets and Liabilities

CERC applies the guidance for accounting for regulated operations to the Natural Gas Distribution business segment and to portions of the Interstate Pipelines business segment. CERC’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of both December 31, 2011 and 2012, these removal costs of $573 million are classified as regulatory liabilities in the Consolidated Balance Sheets.  In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2010, 2011 and 2012, CERC capitalized interest and AFUDC of $7 million, less than $1 million and $2 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts receivable are net of an allowance for doubtful accounts of $24 million and $23 million at December 31, 2011 and 2012, respectively. The provision for doubtful accounts in CERC’s Statements of Consolidated Income for 2010, 2011 and 2012 was $30 million, $25 million and $15 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CERC’s Competitive Natural Gas Sales and Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CERC’s Natural Gas Distribution business segment are primarily valued at weighted average cost.  During 2011 and 2012, CERC recorded $11 million and $4 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2011	2012
	(in millions)
Materials and supplies	$86	$83
Natural gas	187	145
Total inventory	$273	$228

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

(o) Other Current Assets and Liabilities

Included in other current assets on the Consolidated Balance Sheets at December 31, 2011 and 2012 were $17 million and $12 million, respectively, of margin deposits and $63 million and $86 million, respectively of under-recovered gas cost. Included in other current liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2012 were $14 million and $6 million, respectively, of over-recovered gas cost.

(3)       Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2011	2012
		(in millions)
Natural Gas Distribution	32	$3,959	$4,321
Competitive Natural Gas Sales and Services	26	76	80
Interstate Pipelines	56	2,675	2,803
Field Services	42	1,754	2,359
Other property	12	55	52
Total		8,519	9,615
Accumulated depreciation and amortization:
Natural Gas Distribution		1,069	1,194
Competitive Natural Gas Sales and Services		20	25
Interstate Pipelines		302	355
Field Services		72	118
Other property		26	22
Total accumulated depreciation and amortization		1,489	1,714
Property, plant and equipment, net		$7,030	$7,901

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Depreciation expense	$232	$244	$267
Amortization expense	16	18	18
Total depreciation and amortization expense	$248	$262	$285

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2011	2012
Beginning balance	$58	$132
Accretion expense	3	6
Revisions in estimates of cash flows	71	(3)
Ending balance	$132	$135

The increase of $71 million in the ARO from the revision of estimate in 2011 is primarily attributable to an increase in the disposal costs used in the cash flow assumptions. The decrease of $3 million in the ARO from the revision of estimate in 2012 is primarily attributable to a steel pipe replacement effort during 2012 which shifted the cost of removal obligation further into the future and lowered the current liability. There were no material additions or settlements during the years ended December 31, 2011 or 2012.

(4)       Goodwill

Goodwill by reportable business segment as of December 31, 2011 and 2012 is as follows (in millions):

	December 31, 2011	Impairment Charge	Acquisition	December 31, 2012
Natural Gas Distribution	$746	$—	$—	$746
Interstate Pipelines	579	—	—	579
Competitive Natural Gas Sales and Services	335	252	—	83
Field Services	25	—	24	49
Other Operations	11	—	—	11
Total	$1,696	$252	$24	$1,468

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

(5)       Regulatory Matters

The following is a list of regulatory assets/liabilities reflected on CERC's Consolidated Balance Sheets as of December 31, 2011 and 2012:

	December 31,
	2011	2012
	(in millions)
Regulatory assets in other long-term assets (1)	$97	$105
Regulatory liabilities	(597)	(619)
Net	$(500)	$(514)
________________

(1)	Regulatory assets that are not earning a return were not material at December 31, 2011 and 2012.

(6)       Employee Benefit Plans

(a) Pension Plans

Substantially all of CERC’s employees participate in CenterPoint Energy’s qualified non-contributory defined benefit pension plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CERC based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CERC recognized pension expense of $34 million, $30 million and $32 million for the years ended December 31, 2010, 2011 and 2012, respectively.

In addition to the plan, CERC participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $1 million, $2 million and $2 million for the years ended December 31, 2010, 2011 and 2012, respectively.

(b) Savings Plan

CERC participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CERC matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CERC the savings plan benefit expense related to CERC’s employees.  Savings plan benefit expense was $16 million, $17 million and $18 million for the years ended December 31, 2010, 2011, and 2012, respectively.

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

The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Service cost — benefits earned during the period	$1	$1	$1
Interest cost on accumulated benefit obligation	7	6	5
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service cost	2	2	2
Amortization of net loss	—	1	3
Net postretirement benefit cost	$9	$9	$10

CERC used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2010	2011	2012
Discount rate	5.70%	5.20%	4.80%
Expected return on plan assets	4.50%	4.50%	3.10%

In determining net periodic benefits cost, CERC uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CERC’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2011 and 2012. The measurement dates for plan assets and obligations were December 31, 2011 and 2012.

	December 31,
	2011	2012
	(in millions , except for actuarial assumptions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$112	$118
Service cost	1	1
Interest cost	6	5
Benefits paid	(14)	(13)
Participant contributions	4	4
Medicare reimbursement	2	2
Early retiree reinsurance program reimbursement	1	—
Actuarial loss	6	16
Accumulated benefit obligation, end of year	$118	$133
Change in Plan Assets
Plan assets, beginning of year	$22	$22
Benefits paid	(14)	(13)
Employer contributions	9	9
Participant contributions	4	4
Actual investment return	1	2
Plan assets, end of year	$22	$24
Amounts Recognized in Balance Sheets
Current liabilities-other	$(7)	$(7)
Other liabilities-benefit obligations	(89)	(102)
Net liability, end of year	$(96)	$(109)
Actuarial Assumptions
Discount rate	4.80%	3.90%
Expected long-term return on assets	3.10%	3.10%
Healthcare cost trend rate assumed for the next year	8.00%	9.00%
Prescription cost trend rate assumed for the next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2017	2017
Year that the prescription drug rate reaches the ultimate trend rate	2017	2017

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

For measurement purposes, healthcare and prescription costs are assumed to increase to 9.00% during 2013, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2017.

Amounts recognized in accumulated other comprehensive loss consist of the following:

	December 31,
	2011	2012
	(in millions)
Unrecognized actuarial loss	$28	$20
Unrecognized prior service cost	4	2
Total recognized in accumulated other comprehensive loss	32	22
Less deferred tax benefit (1)	(25)	(21)
Net amount recognized in accumulated other comprehensive loss	$7	$1
________________

(1)
CERC’s postretirement benefit obligation is reduced by the impact of previously non-taxable government subsidies under the Medicare Prescription Drug Act.  Because the subsidies were non-taxable, the temporary difference used in measuring the deferred tax impact was determined on the unrecognized losses excluding such subsidies.

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2012 are as follows:

Postretirement Benefits
(in millions)
Net loss	$(8)
Amortization of prior service cost	(2)
Total recognized in other comprehensive income	$(10)

The total expense recognized in net periodic costs and other comprehensive income was $-0- for postretirement benefits for the year ended December 31, 2012.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

Postretirement Benefits
(in millions)
Unrecognized actuarial loss	$1
Unrecognized prior service cost	1
Amounts in accumulated other comprehensive loss to be recognized as net periodic cost	$2

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

As part of the investment strategy discussed above, CERC adopted and maintained the following asset allocation ranges for its postretirement benefit plan:

U.S. equity	15-25%
International equity	2-12%
Fixed income	68-78%
Cash	0-2%

The fair values of CERC’s postretirement plan assets at December 31, 2011 and 2012, by asset category are as follows:

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$22	$22	$—	$—
Total	$22	$22	$—	$—
________________

(1)	72% of the amount invested in mutual funds was in fixed income securities; 22% was in U.S. equities and 6% was in international equities.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$24	$24	$—	$—
Total	$24	$24	$—	$—
 ________________

(1)	70% of the amount invested in mutual funds was in fixed income securities; 23% was in U.S. equities and 7% was in international equities.

CERC expects to contribute $8 million to its postretirement benefits plan in 2013. The following benefit payments are expected to be made by the postretirement benefit plan:

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
	(in millions)
2013	$11	$(2)
2014	11	(2)
2015	11	(2)
2016	12	(2)
2017	12	(2)
2018-2022	64	(16)

(d) Postemployment Benefits

CERC participates in CenterPoint Energy’s plan that provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). CERC recorded postemployment benefit income of $1 million, expense of $4 million and expense of $5 million for the years ended December 31, 2010, 2011 and 2012, respectively. Amounts relating to postemployment benefits included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2012, were $12 million and $14 million, respectively.

(e) Other Non-Qualified Plans

CERC participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CERC. During 2010, 2011 and 2012, the benefit expense relating to these plans was less than $1 million each year. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2012 were $3 million and $2 million, respectively.

(f) Other Employee Matters

As of December 31, 2012, approximately 28% of CERC's employees were covered by collective bargaining agreements.

(7)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $383 million and $779 million at December 31, 2011 and 2012, respectively, which are included in accounts and notes payable —affiliated companies in the Consolidated Balance Sheets.  At December 31, 2012, CERC’s money pool borrowings had a weighted-average interest rate of 0.1%.

CERC had net interest expense related to affiliate borrowings of $2 million, less than $1 million and $4 million for the years ended December 31, 2010, 2011 and 2012, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $154 million, $164 million and $163 million for 2010, 2011 and 2012, respectively, and are included primarily in operation and maintenance expenses.

No dividends were paid to the parent in 2010, 2011 and 2012.

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

During the year ended December 31, 2010, CERC recorded increased natural gas revenues from unrealized net gains of $18 million and increased natural gas expense from unrealized net losses of $14 million, a net unrealized gain of $4 million. During the year ended December 31, 2011, CERC recorded increased natural gas revenues from unrealized net gains of $38 million and increased natural gas expense from unrealized net losses of $30 million, a net unrealized gain of $8 million. During the year ended December 31, 2012, CERC recorded decreased natural gas revenues from unrealized net losses of $68 million and decreased natural gas expense from unrealized net gains of $52 million, a net unrealized loss of $16 million.

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi, Oklahoma and a portion of Texas. The remaining Gas Operations jurisdictions do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of the gas operations in the remaining jurisdictions. CERC enters into heating-degree day swaps to mitigate the effect of fluctuations from normal weather on its financial position and cash flows for the respective winter heating seasons.  The swaps were based on ten-year normal weather. During the years ended December 31, 2010, 2011 and 2012, CERC recognized losses of $-0-, losses of less than $1 million and gains of $8 million, respectively, related to these swaps. The 2011/2012 winter weather hedge had a maximum payment limit of $11 million. Due to the warmer than normal weather, the maximum was reached by February 2012. Weather hedge gains and losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2011 and 2012, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2011 and 2012.

Fair Value of Derivative Instruments
	December 31, 2011
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$88	$1
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	20	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	15	110
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	—	13
Total		$123	$124
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

Fair Value of Derivative Instruments
	December 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value (2) (3)	Derivative Liabilities Fair Value (2) (3)
		(in millions)
Natural gas derivatives (1)	Current Assets: Non-trading derivative assets	$37	$1
Natural gas derivatives (1)	Other Assets: Non-trading derivative assets	6	—
Natural gas derivatives (1)	Current Liabilities: Non-trading derivative liabilities	5	27
Natural gas derivatives (1)	Other Liabilities: Non-trading derivative liabilities	1	4
Total		$49	$32
________________

(1)
Natural gas contracts are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets. This netting causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets.

(2)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 489 Bcf or a net 101 Bcf long position. Of the net long position, basis swaps constitute 73 Bcf.

(3)
The net of total non-trading derivative assets and liabilities is a $26 million asset as shown on CERC’s Consolidated Balance Sheets, and is comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2011	2012
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$102	$43
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(144)	(63)
Total		$(42)	$(20)
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(107) million and $(38) million of costs in 2011 and 2012, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2011 and 2012 was $39 million and $5 million, respectively.  The aggregate fair value of assets that are already posted as collateral was less than $1 million at both December 31, 2011 and 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2011 and 2012, $38 million and $5 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CERC’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CERC as of December 31, 2011 and 2012 (in millions):

	December 31, 2011		December 31, 2012
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$1	$7	$1	$1
Financial institutions	—	—	—	—
Retail end users (2)	—	100	—	41
Total	$1	$107	$1	$42
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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.07-$4.79 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-58%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value. Instruments classified as Level 3 include the revaluation of the Competitive Natural Gas Sales and Services reporting unit (See Note 4).

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the year ended December 31, 2012, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2012
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	1	40	7	(6)	42
Total assets	$13	$40	$7	$(6)	$54
Liabilities
Natural gas derivatives	$5	$21	$5	$(15)	$16
Total liabilities	$5	$21	$5	$(15)	$16
________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of $9 million posted with the same counterparties.

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2010	2011	2012
	(in millions)
Beginning balance	$(6)	$3	$6
Total gains or (losses):
Included in earnings	4	6	3
Included in regulatory assets	(1)	—	—
Total settlements:
Included in earnings	(2)	(3)	(6)
Included in regulatory assets	8	—	—
Total purchases	—	2	—
Transfers out of Level 3(1)	—	(2)	(1)
Ending balance	$3	$6	$2
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$5	$1
________

(1)	During 2010, 2011 and 2012, CERC did not have material Level 3 sales or significant transfers into Level 3.

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

	December 31, 2011		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,919	$3,272	$2,641	$3,094

(10)           Short-term Borrowings and Long-term Debt

	December 31, 2011		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$62	$—	$38
Total short-term borrowings	—	62	—	38
Long-term debt:
Senior notes 4.50% to 7.875% due 2013 to 2041	2,693	—	2,328	365
Commercial paper (2)	285	—	—	—
Unamortized discount and premium	(59)	—	(52)	—
Total long-term debt	2,919	—	2,276	365
Total debt	$2,919	$62	$2,276	$403
________________

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $62 million and $38 million as of December 31, 2011 and 2012, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of December 31, 2011 and 2012, CERC had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2011				December 31, 2012
Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
$950	$—	$—	$285	$950	$—	$—	$—

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant, limiting debt to 65% of its total capitalization. CERC Corp. was in compliance with all debt covenants as of December 31, 2012.

Maturities.  CERC’s consolidated maturities of long-term debt are $365 million in 2013, $160 million in 2014, $-0- in 2015, $325 million in 2016 and $250 million in 2017.

(11)           Income Taxes

The components of CERC’s income tax expense were as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Current income tax expense (benefit):
Federal	$(38)	$34	$—
State	17	9	1
Total current expense (benefit)	(21)	43	1
Deferred income tax expense (benefit):
Federal	234	140	198
State	(26)	4	47
Total deferred expense	208	144	245
Total income tax expense	$187	$187	$246

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in millions)
Income before income taxes	$487	$503	$383
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	170	176	134
Increase (decrease) in tax expense resulting from:
State income tax expense (benefit), net of federal income tax	(6)	9	31
Increase (decrease) in settled and uncertain income tax positions	5	1	(7)
Tax law change in deductibility of retiree health care costs	18	—	—
Goodwill impairment	—	—	88
Other, net	—	1	—
Total	17	11	112
Total income tax expense	$187	$187	$246
Effective tax rate	38.4%	37.2%	64.2%

CERC recorded an effective tax rate of 64.2% for 2012 compared to 37.2% for 2011. The increase in the effective tax rate is primarily due to the goodwill impairment of $252 million which is non-deductible for tax in 2012 and higher state tax expense compared to 2011 related to benefits recognized in that prior period for lower blended state rates. The increased rate was partially offset by the release of income tax reserves of $7 million.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$9	$9
Other	(1)	—
Total current deferred tax assets	8	9
Non-current:
Employee benefits	57	49
Loss and credit carryforwards	238	192
Regulatory liabilities, net	—	196
Other	60	51
Total non-current deferred tax assets before valuation allowance	355	488
Valuation allowance	(3)	(2)
Total non-current deferred tax assets, net of valuation allowance	352	486
Total deferred tax assets, net of valuation allowance	360	495
Deferred tax liabilities:
Current:
Deferred gas costs	—	25
Other	—	5
Total current deferred tax liabilities	—	30
Non-current:
Depreciation	1,696	2,033
Regulatory assets, net	17	—
Other	59	129
Total non-current deferred tax liabilities	1,772	2,162
Total deferred tax liabilities	1,772	2,192
Accumulated deferred income taxes, net	$1,412	$1,697

CERC is included in the consolidated income tax returns of CenterPoint Energy. CERC calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2012, CERC has approximately $487 million of federal net operating loss carryforwards which begin to expire in 2031 and approximately $377 million of state net operating loss carryforwards which expire in various years between 2013 and 2032. CERC has approximately $1 million of federal capital loss carryforwards and $1 million of federal charitable contribution carryforwards which expire in various years between 2013 and 2032.

CERC has approximately $244 million of state capital loss carryforwards which expire in 2017 for which management established a full valuation allowance of $3 million state tax effect ($2 million net of federal income tax). The valuation allowance was established based upon management's evaluation that it may not be realized.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CERC’s unrecognized tax benefits (expenses):

	December 31,
	2010	2011	2012
	(in millions)
Balance, beginning of year	$6	$11	$8
Tax Positions related to prior years:
Additions	—	(1)	—
Reductions	(2)	(3)	(27)
Tax Positions related to current year:
Additions	7	1	—
Settlements	—	—	(1)
Balance, end of year	$11	$8	$(20)

The net decrease in the total amount of unrecognized tax benefits during 2012 is primarily related to the re-measurement of certain unrecognized tax benefits related to an Internal Revenue Service (IRS) issuance of new guidance with respect to repairs on tangible property and CERC's IRS settlements for tax years 2006 through 2009. CERC does not expect the change to the amount of unrecognized tax benefits over the twelve months ending December 31, 2013 to materially impact the financial position of CERC.

CERC had approximately $5 million, $6 million and $-0- of unrecognized tax benefits that, if recognized, would affect the effective income tax rate for 2010, 2011and 2012, respectively. CERC recognizes interest and penalties as a component of income tax expense.  CERC recognized approximately $0.4 million of income tax expense, $0.4 million of income tax expense and $3 million of income tax benefit related to interest on uncertain income tax positions during 2010, 2011 and 2012, respectively. CERC had approximately $4 million and $7 million of interest receivable on uncertain income tax positions accrued at December 31, 2011 and 2012, respectively.

Tax Audits and Settlements.   CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011 and is at various stages of the examination process. CERC has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2012.

(12)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Consolidated Balance Sheets as of December 31, 2011 and 2012 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2012, minimum payment obligations for natural gas supply commitments are approximately $430 million in 2013, $344 million in 2014, $214 million in 2015, $149 million in 2016, $96 million in 2017 and $156 million after 2017.

(b) Asset Management Agreements

Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these asset management agreements are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these agreements, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the agreements based in part on the results of the asset optimization. Under the provisions of these asset management agreements, Gas Operations has an obligation to purchase its winter storage requirements from the asset manager. The agreements have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CERC’s obligations under non-cancelable long-term operating leases at December 31, 2012, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2013	$12
2014	8
2015	5
2016	5
2017	3
2018 and beyond	13
Total	$46

Total lease expense for all operating leases was $76 million, $42 million and $26 million in 2010, 2011 and 2012, respectively.

(d) Long-Term Gas Gathering and Treating Agreements

CenterPoint Energy Field Services, LLC (CEFS) has long-term agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

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

(e) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In October 2012, the Nevada Supreme Court granted the plaintiffs’ motion to stay the dismissal of this case pending the filing and final disposition of their petition for a writ of certiorari to the Supreme Court of the United States. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On January 4, 2013, the Supreme Court removed the case from its docket since the plaintiffs’ petition exceeded the applicable word limit. In February 2013, the plaintiffs filed a corrected petition with the Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.   In July 2012, the plaintiffs filed a motion to dismiss certain defendants from both lawsuits, including the remaining CERC Corp. defendants.

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

As of December 31, 2012, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2012, CERC had collected $5.8 million from insurance companies to be used for future environmental remediation.

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

Other Environmental.  From time to time CERC identifies the presence of environmental contaminants on property where it conducts or has conducted operations. Other such sites involving contaminants may be identified in the future.  CERC has remediated and expects to continue to remediate identified sites consistent with its legal obligations. From time to time CERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CERC has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CERC does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(f) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $73 million as of December 31, 2012. Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. As a result, CERC returned to GenOn in the fourth quarter of 2012 the approximately $28 million of aggregate collateral previously posted by GenOn under the agreement.  If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC's obligations.

(13)           Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$2,095	$1,228	$1,171	$1,608
Operating income	260	114	111	177
Net income	133	47	43	93

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$1,550	$846	$954	$1,551
Operating income (loss)	229	106	(152)	211
Net income (loss)	118	42	(127)	104

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

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers	Inter-segment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets	Expenditures for Long- Lived Assets
As of and for the year ended December 31, 2010:
Natural Gas Distribution	$3,199	$14	$166	$231	$4,575	$202
Competitive Natural Gas Sales and Services	2,617	34	4	16	1,190	2
Interstate Pipelines (1)	464	137	52	270	3,672	102
Field Services (2)	289	49	25	151	1,803	668
Other	—	—	1	(1)	659	—
Reconciling Eliminations	—	(234)	—	—	(1,361)	—
Consolidated	$6,569	$—	$248	$667	$10,538	$974
As of and for the year ended December 31, 2011:
Natural Gas Distribution	$2,823	$18	$166	$226	$4,636	$295
Competitive Natural Gas Sales and Services	2,488	23	5	6	1,089	5
Interstate Pipelines (1)	421	132	54	248	3,867	98
Field Services (2)	370	42	37	189	1,894	201
Other	—	—	—	(7)	660	—
Reconciling Eliminations	—	(215)	—	—	(1,459)	—
Consolidated	$6,102	$—	$262	$662	$10,687	$599
As of and for the year ended December 31, 2012:
Natural Gas Distribution	$2,320	$22	$173	$226	$4,775	$359
Competitive Natural Gas Sales and Services	1,758	26	6	(250)	839	6
Interstate Pipelines (1)	356	146	56	207	4,004	132
Field Services (2)	467	39	50	214	2,453	52
Other	—	—	—	(3)	647	—
Reconciling Eliminations	—	(233)	—	—	(1,528)	—
Consolidated	$4,901	$—	$285	$394	$11,190	$549
________________

(1)
Interstate Pipelines recorded equity income of $19 million, $21 million and $26 million in the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $413 million, $409 million and $404 million as of December 31, 2010, 2011 and 2012, respectively, and is included in Investment in unconsolidated affiliates.

(2)
Field Services recorded equity income of $10 million, $9 million and $5 million for the years ended December 31, 2010, 2011 and 2012, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $55 million and $63 million as of December 31, 2010 and 2011, respectively, and is included in Investment in unconsolidated affiliates. Beginning on August 1, 2012, financial results for Waskom are included in operating income due to the July 31, 2012 purchase of the 50% interest in Waskom that CERC did not already own.

	Year Ended December 31,
Revenues by Products and Services:	2010	2011	2012
	(in millions)
Retail gas sales	$4,412	$4,019	$3,328
Wholesale gas sales	1,250	1,149	613
Gas transportation and processing	785	824	847
Energy products and services	122	110	113
Total	$6,569	$6,102	$4,901

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 3.30, 2.63, 3.05, 3.50 and 3.05 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to CERC during the fiscal years ending December 31, 2011 and 2012 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2011	2012
Audit fees (1)	$1,346,124	$1,388,798
Audit-related fees (2)	55,500	72,500
Total audit and audit-related fees	1,401,624	1,461,298
Tax fees	—	—
All other fees	—	—
Total fees	$1,401,624	$1,461,298
________________

(1)
For 2011 and 2012, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2011 and 2012, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CERC is not required to have, and does not have, an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Resources Corp. and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our reports thereon dated March 8, 2013; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 8, 2013

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2012

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions From Reserves (1)	Balance at End of Period
		Charged to Income	Charged to Other Accounts
	(in millions)
Year Ended December 31, 2012:
Accumulated provisions:
Uncollectible accounts receivable	$24	$15	$—	$16	$23
Deferred tax asset valuation allowance	3	(1)	—	—	2
Year Ended December 31, 2011:
Accumulated provisions:
Uncollectible accounts receivable	$25	$25	$—	$26	$24
Deferred tax asset valuation allowance	3	—	—	—	3
Year Ended December 31, 2010:
Accumulated provisions:
Uncollectible accounts receivable	$23	$30	$—	$28	$25
Deferred tax asset valuation allowance	5	(2)	—	—	3
________________

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 8th day of March, 2013.

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2013.

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
For Fiscal Year Ended December 31, 2012

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10(a)	Service Agreement by and between Mississippi River Transmission Corporation and Laclede Gas Company dated August 22, 1989	NorAm’s Form 10-K for the year ended December 31, 1989	1-13265	10.20
+12	Computation of Ratios of Earnings to Fixed Charges
+23	Consent of Deloitte & Touche LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished, not filed.