Form 10-Q
period 2013-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2013-05-09
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of May 2, 2013, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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

•
the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids, the competitive effects of the available pipeline capacity in the regions we serve, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on our interstate pipelines;

•
the timing and extent of changes in the supply of natural gas, particularly supplies available for gathering by our field services business and transporting by our interstate pipelines, including the impact of natural gas and natural gas liquids prices on the level of drilling and production activities in the regions we serve;

•	competition in our mid-continent region footprint for access to natural gas supplies and markets;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc., and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

•
our potential business strategies, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•
the performance of our midstream partnership (Midstream Partnership) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), including whether or not the Midstream Partnership is able to achieve anticipated operational and commercial synergies, or realize expected growth opportunities;

•	the integration of the operations of the businesses we contributed to the Midstream Partnership with those contributed by OGE and ArcLight;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2013

Revenues	$1,550	$1,853

Expenses:
Natural gas	969	1,224
Operation and maintenance	239	251
Depreciation and amortization	69	77
Taxes other than income taxes	44	51
Total	1,321	1,603
Operating Income	229	250

Other Income (Expense):
Interest and other finance charges	(45)	(45)
Equity in earnings of unconsolidated affiliates	9	5
Total	(36)	(40)
Income Before Income Taxes	193	210
Income tax expense	75	82
Net Income	$118	$128

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2013

Net income	$118	$128
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—
Other comprehensive income	—	—
Comprehensive income	$118	$128

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2012	March 31, 2013
Current Assets:
Cash and cash equivalents	$1	$20
Accounts receivable, net	544	630
Accrued unbilled revenue	258	206
Accounts and notes receivable — affiliated companies	15	25
Materials and supplies	83	84
Inventory	145	22
Non-trading derivative assets	36	18
Prepaid expenses and other current assets	133	59
Total current assets	1,215	1,064

Property, Plant and Equipment:
Property, plant and equipment	9,615	9,711
Less accumulated depreciation and amortization	1,714	1,777
Property, plant and equipment, net	7,901	7,934

Other Assets:
Goodwill	1,468	1,468
Non-trading derivative assets	6	5
Investment in unconsolidated affiliates	405	400
Other	195	198
Total other assets	2,074	2,071

Total Assets	$11,190	$11,069

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	December 31, 2012	March 31, 2013
Current Liabilities:
Short-term borrowings	$38	$—
Current portion of long-term debt	365	524
Accounts payable	443	387
Accounts and notes payable — affiliated companies	818	499
Taxes accrued	72	87
Interest accrued	48	56
Customer deposits	79	80
Non-trading derivative liabilities	14	10
Other	177	134
Total current liabilities	2,054	1,777

Other Liabilities:
Accumulated deferred income taxes, net	1,676	1,773
Non-trading derivative liabilities	2	2
Benefit obligations	122	122
Regulatory liabilities	619	640
Other	208	216
Total other liabilities	2,627	2,753

Long-Term Debt	2,276	2,178

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,818	1,946
Accumulated other comprehensive loss	(1)	(1)
Total stockholder’s equity	4,233	4,361

Total Liabilities And Stockholder’s Equity	$11,190	$11,069

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash Flows from Operating Activities:
Net income	$118	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	77
Amortization of deferred financing costs	3	3
Deferred income taxes	70	76
Write-down of natural gas inventory	4	—
Equity in earnings of unconsolidated affiliates, net of distributions	2	4
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	189	(71)
Accounts receivable/payable, affiliates	2	10
Inventory	97	122
Taxes receivable	(1)	—
Accounts payable	(153)	(36)
Fuel cost recovery	(43)	105
Interest and taxes accrued	16	23
Non-trading derivatives, net	(1)	6
Margin deposits, net	14	12
Other current assets	(4)	4
Other current liabilities	(33)	(40)
Other assets	3	(4)
Other liabilities	9	34
Other, net	1	—
Net cash provided by operating activities	362	453
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(114)	(116)
Investment in unconsolidated affiliates	(4)	—
Other, net	—	(2)
Net cash used in investing activities	(118)	(118)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(38)
Proceeds from (payments of) commercial paper, net	(285)	61
Increase (decrease) in notes payable to affiliates	94	(339)
Other, net	4	—
Net cash used in financing activities	(240)	(316)

Net Increase in Cash and Cash Equivalents	4	19
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$5	$20

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$33	$32
Non-cash transactions:
Accounts payable related to capital expenditures	$39	$40

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC).  The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2012.

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

(2)       New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the transparency of changes in other comprehensive income and items reclassified out of Accumulated Other Comprehensive Income in financial statements. This new guidance is effective for a reporting entity's first reporting period beginning after December 15, 2012 and should be applied prospectively. CERC's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In December 2011 and January 2013, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11) and No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (ASU 2013-01), respectively. The objective of ASU 2011-11 is to enhance disclosures about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2013-01 is to clarify which instruments and transactions are subject to ASU 2011-11. Both ASU 2011-11 and ASU 2013-01 are effective for a reporting entity's first reporting period beginning on or after January 1, 2013 and should be applied retrospectively. CERC's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2012	2013
	(in millions)
Interest cost on accumulated benefit obligation	1	1
Amortization of prior service cost	1	—
Amortization of loss	—	1
Net periodic cost	$2	$2

CERC expects to contribute approximately $8 million to its postretirement benefit plan in 2013, of which $2 million has been contributed as of March 31, 2013.

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

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas Operations in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in these jurisdictions. CERC enters into heating-degree day swaps for these Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps have limits and are based on ten-year normal weather. During the three months ended March 31, 2012 and 2013, CERC recognized gains of $6 million and losses of $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2012 and March 31, 2013, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2012 and 2013.

Fair Value of Derivative Instruments
		December 31, 2012
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$37	$1
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	6	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	5	27
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	4
Total		$49	$32
________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 489  billion cubic feet (Bcf) or a net 101 Bcf long position.  Of the net long position, basis swaps constitute 73 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $26 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2012
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$42	$(6)	$36
Other Assets: Non-trading derivative assets	7	(1)	6
Current Liabilities: Non-trading derivative liabilities	(28)	14	(14)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$17	$9	$26
________________

(1)	Gross Amounts Recognized contain some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		March 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$26	$8
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	5	1
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	11
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	2
Total		$33	$22
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 492 Bcf or a net 107 Bcf long position. Of the net long position, basis swaps constitute 57 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was an $11 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $1 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$27	$(9)	$18
Other Assets: Non-trading derivative assets	6	(1)	5
Current Liabilities: Non-trading derivative liabilities	(19)	9	(10)
Other Liabilities: Non-trading derivative liabilities	(3)	1	(2)
Total	$11	$—	$11
________________

(1)	Gross Amounts Recognized contain some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$51	$(14)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(81)	16
Total		$(30)	$2

 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $(38) million and $-0- of costs in 2012 and 2013, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2012 and March 31, 2013 was $5 million and $3 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2012 and March 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2012 and March 31, 2013, $5 million and $2 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.71-$4.75 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-49%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $9 million posted with the same counterparties.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2013
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	10	—	—	—	10
Natural gas derivatives	4	23	6	(10)	23
Total assets	$16	$23	$6	$(10)	$35
Liabilities
Natural gas derivatives	$2	$17	$3	$(10)	$12
Total liabilities	$2	$17	$3	$(10)	$12
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of less than $1 million posted with the same counterparties.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2012	2013
	(in millions)
Beginning balance	$6	$2
Total gains (1)	2	2
Total settlements (1)	(4)	(1)
Transfers out of Level 3	(1)	—
Ending balance (2)	$3	$3
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$2
____________

(1)
CERC did not have Level 3 unrealized gain (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment for either the three months ended March 31, 2012 or 2013.

(2)	During both the three months ended March 31, 2012 and 2013, CERC did not have significant Level 3 purchases, sales or transfers into Level 3.

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

	December 31, 2012		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,641	$3,094	$2,702	$3,121

(6)       Midstream Partnership

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form a midstream partnership (Midstream Partnership) that will initially operate as a private limited partnership. On May 1, 2013, the parties closed on the formation of the Midstream Partnership. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became the Midstream Partnership, (ii) CERC Corp. contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC, and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to the Midstream Partnership. The Midstream Partnership is controlled equally by CERC Corp. and OGE.

(7)       Goodwill

Goodwill by reportable business segment as of December 31, 2012 and March 31, 2013 was as follows (in millions):

Natural Gas Distribution	$746
Interstate Pipelines	579
Competitive Natural Gas Sales and Services	83
Field Services	49
Other Operations	11
Total	$1,468

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $779 million and $440 million at December 31, 2012 and March 31, 2013, respectively, which are included in accounts and notes payable —affiliated companies in the Condensed Consolidated Balance Sheets.

CERC had net interest expense related to affiliate borrowings of less than $(1) million and $(1) million for the three months ended March 31, 2012 and 2013, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $40 million and $37 million for the three months ended March 31, 2012 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $38 million and $-0- as of December 31, 2012 and March 31, 2013, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of December 31, 2012 and March 31, 2013, CERC had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2012			March 31, 2013
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$950	$—	$—	$—	$—	$—	$61

CERC Corp.’s $950 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The facility contains a debt to total capitalization covenant which limits debt to 65% of its total capitalization.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2013 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2013, minimum payment obligations for natural gas supply commitments are approximately $204 million for the remaining nine months in 2013, $328 million in 2014, $219 million in 2015, $152 million in 2016, $99 million in 2017 and $158 million after 2017.

(b) Long-Term Gas Agreements

Long-term Gas Gathering and Treating Agreements. CEFS, a subsidiary of CERC Corp., has long-term agreements with an indirect wholly-owned subsidiary of Encana Corporation (Encana) and an indirect wholly-owned subsidiary of Royal Dutch Shell plc (Shell) to provide gathering and treating services for their natural gas production from certain Haynesville Shale and Bossier Shale formations in Texas and Louisiana.

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

Long-term Agreement with XTO Energy. In March 2013, CenterPoint Energy Bakken Crude Services, LLC (CEBCS), a wholly owned subsidiary of the Midstream Partnership, entered into a long-term agreement with XTO Energy Inc. (XTO), a subsidiary of Exxon Mobil Corporation, to provide gathering services for certain of XTO’s crude oil production through a new crude oil gathering and transportation pipeline system in North Dakota’s liquids-rich Bakken shale. The agreement with XTO was entered into pursuant to the open season announced by CEBCS in February 2013. Under the terms of the agreement, which includes volume commitments, CEBCS will provide service to XTO over a gathering system to be constructed by CEBCS in Dunn and McKenzie counties in North Dakota with a capacity of up to 19,500 barrels per day. CEBCS estimates that the construction of these facilities may cost as much as $125 million.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. The other defendants may seek rehearing en banc before the Ninth Circuit or seek further review by filing a writ of certiorari with the U.S. Supreme Court. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. In September 2012, the Nevada Supreme Court affirmed the dismissal. In December 2012, the plaintiffs filed a petition for writ of certiorari with the Supreme Court of the United States. On April 1, 2013, the Supreme Court asked for a reply brief. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CERC does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Natural Gas Measurement Lawsuits. CERC Corp. and certain of its subsidiaries are defendants in two mismeasurement lawsuits brought against approximately 245 pipeline companies and their affiliates pending in state court in Stevens County, Kansas.  In one case (originally filed in May 1999 and amended four times), the plaintiffs purport to represent a class of royalty owners who allege that the defendants have engaged in systematic mismeasurement of the volume of natural gas for more than 25 years. The plaintiffs amended their petition in this suit in July 2003 in response to an order from the judge denying certification of the plaintiffs’ alleged class. In the amendment, the plaintiffs dismissed their claims against certain defendants (including two CERC Corp. subsidiaries), limited the scope of the class of plaintiffs they purport to represent and eliminated previously asserted claims based on mismeasurement of the Btu content of the gas. The same plaintiffs then filed a second lawsuit, again as representatives of a putative class of royalty owners in which they assert their claims that the defendants have engaged in systematic mismeasurement of the Btu content of natural gas for more than 25 years. In both lawsuits, the plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees.  In September 2009, the district court in Stevens County, Kansas, denied plaintiffs’ request for class certification of their case and, in March 2010, denied the plaintiffs’ request for reconsideration of that order.  The district court subsequently signed an order dismissing without prejudice certain defendants from both lawsuits, including the remaining CenterPoint Energy defendants.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At March 31, 2013, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of March 31, 2013, CERC had collected $5.9 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the United States Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC and CenterPoint Energy do not expect the ultimate outcome of these investigations will have a material adverse impact on the financial condition, results of operations or cash flows of either CenterPoint Energy or CERC.

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

(f) Guaranties

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $70 million as of March 31, 2013.  Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership under long-term gas gathering and treating agreements with Encana and Shell. As of May 1, 2013, CenterPoint Energy, Inc. had guaranteed the Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. During the month of April 2013, the obligations supported by the CERC Corp. Midstream Guarantees totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of the Midstream Partnership, the Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees within 180 days following the formation of the Midstream Partnership by causing the Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of the Midstream Partnership's obligations under its $1.05 billion 3-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

(11)           Income Taxes

CERC had an effective tax rate of 39% for both the three months ended March 31, 2013 and 2012.

The following table summarizes CERC’s unrecognized tax benefits (expenses) at December 31, 2012 and March 31, 2013:

	December 31, 2012	March 31, 2013
	(in millions)
Unrecognized tax expenses	$(20)	$(21)
Portion of unrecognized tax expenses that, if recognized, would increase the effective income tax rate	—	—
Interest accrued on unrecognized tax expenses	(7)	(7)

CERC does not expect the change to the amount of unrecognized tax expenses over the twelve months ending March 31, 2014 to materially impact the financial position of CERC.

CenterPoint Energy's consolidated federal income tax returns have been audited by the IRS and settled through the 2009 tax year. CenterPoint Energy has filed claims for income tax refunds that are pending review by the IRS for tax years 2002, 2003 and 2004. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CERC has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of March 31, 2013.

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

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended March 31, 2012
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of December 31, 2012
Natural Gas Distribution	$849	$5	$121	$4,775
Competitive Natural Gas Sales and Services	520	5	1	839
Interstate Pipelines	82	45	60	4,004
Field Services	99	6	47	2,453
Other	—	—	—	647
Reconciling Eliminations	—	(61)	—	(1,528)
Consolidated	$1,550	$—	$229	$11,190

	For the Three Months Ended March 31, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2013
Natural Gas Distribution	$1,043	$8	$139	$4,734
Competitive Natural Gas Sales and Services	588	9	7	874
Interstate Pipelines	92	40	52	4,039
Field Services	130	11	53	2,450
Other	—	—	(1)	704
Reconciling Eliminations	—	(68)	—	(1,732)
Consolidated	$1,853	$—	$250	$11,069

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 were $12 million and $9 million, respectively, of margin deposits and $86 million and $24 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 were $6 million and $41 million, respectively, of over-recovered gas cost.

(14)         Subsequent Events

In April 2013, CERC Corp. retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity.
On May 1, 2013, the Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of intercompany indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
On May 1, 2013, CERC Corp. called for redemption on May 31, 2013 $160 million aggregate principal amount of its 5.95% senior notes due 2014 and repaid money pool borrowings having an aggregate principal amount of $432 million and repaid commercial paper having an aggregate principal amount of $357 million.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2012 and the three months ended March 31, 2013. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2012 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Midstream Partnership. As previously disclosed, on March 14, 2013, CenterPoint Energy, Inc. (CenterPoint Energy) entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form a midstream partnership (Midstream Partnership) that will initially operate as a private limited partnership. On May 1, 2013, the parties closed on the formation of the Midstream Partnership pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp.) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became the Midstream Partnership, (ii) CERC Corp. contributed to the Midstream Partnership its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC (CEGT), CenterPoint Energy - Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC, and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC to the Midstream Partnership.
After closing, CERC Corp. holds approximately 58.3% of the limited partner interests, OGE holds approximately 28.5% of the limited partner interests, and ArcLight holds approximately 13.2% of the limited partner interests in the Midstream Partnership. The Midstream Partnership is equally controlled by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of the Midstream Partnership. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of the Midstream Partnership following an initial public offering of the Midstream Partnership. The general partner of the Midstream Partnership will initially be governed by a board made up of an equal number of representatives designated by each of us and OGE.
In connection with the closing, the Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of intercompany indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
Long-term Agreement with XTO Energy. In March 2013, CenterPoint Energy Bakken Crude Services, LLC (CEBCS), a wholly owned subsidiary of the Midstream Partnership, entered into a long-term agreement with XTO Energy Inc. (XTO), a subsidiary of Exxon Mobil Corporation, to provide gathering services for certain of XTO’s crude oil production through a new crude oil gathering and transportation pipeline system in North Dakota’s liquids-rich Bakken shale. The agreement with XTO was entered into pursuant to the open season announced by CEBCS in February 2013. Under the terms of the agreement, which includes volume commitments, CEBCS will provide service to XTO over a gathering system to be constructed by CEBCS in Dunn and McKenzie counties in North Dakota with a capacity of up to 19,500 barrels per day. CEBCS estimates that the construction of these facilities may cost as much as $125 million.
Debt Matters. In April 2013, we retired approximately $365 million aggregate principal amount of our 7.875% senior notes at their maturity. On May 1, 2013, we called for redemption on May 31, 2013 $160 million aggregate principal amount of our 5.95% senior notes due 2014 and repaid money pool borrowings having an aggregate principal amount of $432 million and repaid commercial paper having an aggregate principal amount of $357 million.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of this Form 10-Q.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2012 and 2013, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2012	2013
	(in millions)
Revenues	$1,550	$1,853
Expenses:
Natural gas	969	1,224
Operation and maintenance	239	251
Depreciation and amortization	69	77
Taxes other than income taxes	44	51
Total	1,321	1,603
Operating Income	229	250
Interest and other finance charges	(45)	(45)
Equity in earnings of unconsolidated affiliates	9	5
Income Before Income Taxes	193	210
Income tax expense	75	82
Net Income	$118	$128

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We reported net income of $128 million for the three months ended March 31, 2013 compared to $118 million for the same period in 2012.  The increase in net income of $10 million was primarily due to increased operating income ($21 million) (discussed by segment below), which was partially offset by increased income taxes ($7 million) and decreased equity in earnings of unconsolidated affiliated ($4 million).

Income Tax Expense. Our effective tax rate was 39% for both the three months ended March 31, 2012 and 2013.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three months ended March 31, 2012 and 2013, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2012	2013
	(in millions)
Natural Gas Distribution	$121	$139
Competitive Natural Gas Sales and Services	1	7
Interstate Pipelines	60	52
Field Services	47	53
Other Operations	—	(1)
Total Consolidated Operating Income	$229	$250

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II in this Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2012	2013
Revenues	$854	$1,051
Expenses:
Natural gas	493	656
Operation and maintenance	163	170
Depreciation and amortization	43	45
Taxes other than income taxes	34	41
Total expenses	733	912
Operating Income	$121	$139
Throughput (in billion cubic feet (Bcf)):
Residential	62	80
Commercial and industrial	74	86
Total Throughput	136	166
Number of customers at end of period:
Residential	3,042,617	3,072,154
Commercial and industrial	246,852	247,067
Total	3,289,469	3,319,221

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Natural Gas Distribution business segment reported operating income of $139 million for the three months ended March 31, 2013 compared to $121 million for the three months ended March 31, 2012. Operating income increased $18 million primarily as a result of a return to more normal weather partially mitigated by weather hedges and weather normalization adjustments ($18 million). An increase in depreciation ($2 million) was offset by the addition of 30,000 customers ($1 million) and rate increases ($2 million). Increased expense related to energy efficiency programs ($7 million) and increased expense related to higher gross receipt taxes ($8 million) were offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II in this Form 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2012	2013
Revenues	$525	$597
Expenses:
Natural gas	511	578
Operation and maintenance	12	11
Depreciation and amortization	1	1
Total expenses	524	590
Operating Income	$1	$7
Throughput (in Bcf)	161	162
Number of customers at end of period	14,495	16,934

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $7 million for the three months ended March 31, 2013 compared to operating income of $1 million for the three months ended March 31, 2012. The increase in operating income of $6 million is due to a $9 million improvement generated from increased retail customers, increased margins and lower fixed costs from not renewing uneconomic transportation and storage contracts. A further $1 million improvement due to lower operation and maintenance expenses was offset by a $4 million decrease caused by the impact of mark-to-market accounting. Specifically, the first quarter of 2013 included a $5 million charge resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins, compared to a $1 million charge for the same period of 2012.

Interstate Pipelines

For information regarding factors that may affect the future results of operations of our Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II in this Form 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended March 31,
	2012	2013

Revenues	$127	$132
Expenses:
Natural gas	7	20
Operation and maintenance	38	38
Depreciation and amortization	14	15
Taxes other than income taxes	8	7
Total expenses	67	80
Operating Income	$60	$52

Equity in earnings of unconsolidated affiliates	$6	$5

Transportation throughput (in Bcf)	378	365

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended March 31, 2013 compared to $60 million for the three months ended March 31, 2012. Operating income decreased $8 million partially as a result of a decline in off-system transportation revenues ($3 million) due to a lack of geographic price differentials, which also contributed to a reduction in pricing and volumes on some contract renewals. Declines in ancillary services ($5 million) also contributed to lower operating income.

Equity Earnings.  In addition, this business segment recorded equity income from its 50% interest in the Southeast Supply Header (SESH), a jointly owned pipeline, of $6 million and $5 million for the three months ended March 31, 2012 and 2013, respectively. The decrease was primarily due to expenditures associated with unplanned pipeline maintenance. These amounts are included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption.

Field Services

For information regarding factors that may affect the future results of operations of our Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II in this Form 10-Q.

The following table provides summary data of our Field Services business segment for the three months ended March 31, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended March 31,
	2012	2013

Revenues	$105	$141
Expenses:
Natural gas	18	38
Operation and maintenance	27	32
Depreciation and amortization	11	15
Taxes other than income taxes	2	3
Total expenses	58	88
Operating Income	$47	$53

Equity in earnings of unconsolidated affiliates	$3	$—

Gathering throughput (in Bcf)	237	189

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Our Field Services business segment reported operating income of $53 million for the three months ended March 31, 2013 compared to $47 million for the three months ended March 31, 2012. Operating income increased $6 million primarily from acquisitions completed during 2012 ($6 million). Operating income benefited from the timing of revenue from contracts with throughput commitments ($2 million) and higher natural gas prices for retained gas ($2 million), which were offset by the effects of lower gathering and processing volumes and liquids pricing ($4 million).

Equity Earnings.  In addition, this business segment recorded equity income of $3 million and $-0- in the three months ended March 31, 2012 and 2013, respectively, from its 50% general partnership interest in Waskom Gas Processing Company (Waskom).  These amounts are included in Equity in Earnings under the Other Income (Expense) caption. Beginning on August 1, 2012, financial results for Waskom are included in operating income.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures relate to reliability and safety and system expansions. Our principal anticipated cash requirements for the remaining nine months of 2013 include approximately $807 million of capital expenditures, the retirement of long-term debt of approximately $365 million, which occurred in April 2013, and the redemption of $160 million of long-term debt described below.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining nine months of 2013.  On May 1, 2013, we received a debt repayment of $1.05 billion from the Midstream Partnership, called for redemption on May 31, 2013

$160 million aggregate principal amount of our 5.95% senior notes due 2014 and repaid money pool borrowings having an aggregate principal amount of $432 million and repaid commercial paper having an aggregate principal amount of $357 million.

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

Prior to the distribution of CenterPoint Energy Inc.’s ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guaranties RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under its remaining guaranties for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guaranties based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $70 million as of March 31, 2013. Based on market conditions in the fourth quarter of 2012 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, collateral provided as security may be insufficient to satisfy our obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation (Encana) and an indirect wholly owned subsidiary of Royal Dutch Shell plc (Shell). As of May 1, 2013, CenterPoint Energy, Inc. had guaranteed the Midstream Partnership's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of the Midstream Partnership, CEGT and MRT under certain contractual arrangements with third parties, which guarantees are scheduled to expire between July 2013 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $157.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. During the month of April 2013, the obligations supported by the CERC Corp. Midstream Guarantees totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of the Midstream Partnership, the Midstream Partnership and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees within 180 days following the formation of the Midstream Partnership by causing the Midstream Partnership or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of the Midstream Partnership's obligations under its $1.05 billion 3-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Regulatory Matters. Significant regulatory developments that have occurred since our 2012 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Houston and South Texas Gas Reliability Infrastructure Programs (GRIP). Gas Operations’ Houston and South Texas Divisions each submitted annual GRIP filings on March 28, 2013.  For the Houston Division, the filing was to recover costs related to $55.8 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $10.7 million annually based on an authorized rate of return of 8.65%.  For the South Texas Division, the filing was to recover costs related to $17.5 million in incremental capital expenditures that were incurred in 2012.  The increase in revenue requirements for this filing period is $2.9 million annually based on an authorized rate of return of 8.75%.  For both GRIP filings, rates are expected to go into effect in July 2013.

Arkansas Billing Determinant Rate Adjustment Tariff (BDA) Filing. Gas Operations’ Arkansas Division made its annual BDA filing with the Arkansas Public Service Commission (APSC) on March 27, 2013 to request an increase in revenue requirements of $6.77 million. No exceptions were noted by the APSC staff and the revised rates are scheduled to go into effect on June 1, 2013.

Interstate Pipelines

CenterPoint Energy-Mississippi River Transmission, LLC Rate Filing. In August 2012, our subsidiary, MRT, an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT’s pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a return on equity of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT’s conversion of a portion of CEGT’s firm capacity to a lease. In August 2012, a number of parties filed protests in response to MRT’s rate filing. In September 2012, the FERC issued an order accepting MRT’s filing, suspending the filed tariff rates for the full statutorily permitted five month suspension period and setting certain issues for hearing. In particular, the FERC limited the scope of the RCC surcharge to the recovery of security costs only, excluding costs for compliance with environmental and pipeline safety regulations. In October 2012, MRT requested rehearing as to the proper scope of the RCC surcharge. Attempts by participants to settle the issues set for hearing have not been successful. FERC Staff and other participants to the hearing filed their initial testimony with the FERC in April 2013. The procedural schedule for the rate filing contemplates a hearing at the FERC in the third quarter of 2013 with issuance of an initial decision planned for late fourth quarter of 2013.

Credit Facility. As of May 2, 2013, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at May 2, 2013	Termination Date
September 9, 2011	$950	$—	September 9, 2016

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

On April 11, 2013, we amended our $950 million credit facility to add an exception to the covenants which restrict (i) the consolidation, merger or disposal of assets and (ii) the sale of stock in certain significant subsidiaries, in each case to permit the transactions contemplated by our previously announced Midstream JV.

CERC Corp.’s $950 million credit facility backstops a $915 million commercial paper program. As of March 31, 2013, CERC Corp. had $61 million outstanding commercial paper.

Securities Registered with the SEC.  We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments.  As of May 2, 2013, we had external temporary investments of approximately $230 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At May 2, 2013, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of May 2, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa2	Stable	A-	Stable	BBB	Stable
_______________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one-to-two year horizon as to the likely ratings direction.

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

A decline in these credit ratings could increase borrowing costs under our $950 million credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2013, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper markets. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2013, the amount posted as collateral aggregated approximately $9 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2013, unsecured credit limits extended to CES by counterparties aggregate $345 million and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, we might need to provide cash or other collateral of as much as $179 million as of March 31, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A payment default on $50 million or more of indebtedness by any of our subsidiaries, which for this purpose includes the Midstream Partnership and its subsidiaries, including Enogex LLC, or the acceleration of any such debt, which default or acceleration is not cured or rescinded, may result in an event of default under the terms of our 5.95% senior notes due January 2014, of which, as of March 31, 2013, there was $160 million aggregate principal amount outstanding. On May 1, 2013, we called for redemption on May 31, 2013 $160 million aggregate principal amount of our 5.95% senior notes due 2014. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

Midstream Partnership. In connection with its formation on May 1, 2013, the Midstream Partnership (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of intercompany indebtedness owed to CERC Corp., and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.

The sponsors of the Midstream Partnership, including CenterPoint Energy, may from time to time determine to provide funds to the Midstream Partnership through loans and/or capital contributions in addition to funds that the Midstream Partnership may obtain from time to time under its revolving credit facility or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to the Midstream Partnership by us are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Note 10(c) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A. RISK FACTORS

Other than with respect to the addition of the other risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2012 Form 10-K.

The Midstream Partnership may underperform relative to our expectations.
The Midstream Partnership may underperform, causing our financial results to differ from our own or the investment community's expectations. In addition, we may not be able to achieve anticipated operational and commercial synergies or realize growth opportunities we expect from the Midstream Partnership. In addition, it is possible that the Midstream Partnership may be adversely affected by economic, business and/or competitive factors in the areas where it operates before or after closing.

We may not realize the expected benefits of the Midstream Partnership because of integration difficulties and other challenges.
The success of the Midstream Partnership will in part depend on our ability to integrate the operations of the businesses we contributed to the Midstream Partnership with those contributed by OGE and ArcLight. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations include, among others:

•	implementing our business plan for the combined business;

•	changes in applicable laws and regulations or conditions imposed by regulators;

•	retaining key employees;

•	operating risks inherent in the contributed businesses;

•	realizing growth, revenue and expense targets; and

•	unanticipated issues, costs, obligations and liabilities.

In addition, we may continue to incur significant capital investment costs in connection with the operations of Midstream Partnership. The costs, obligations and liabilities actually incurred by us in connection with the Midstream Partnership may exceed those anticipated by us.

We will not be able to exercise control over the Midstream Partnership, which entails certain risks.
The Midstream Partnership is controlled equally by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of the Midstream Partnership. The general partner of the Midstream Partnership will initially be governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE. In addition, for a period of time after formation, ArcLight will have approval rights over certain material activities of the Midstream Partnership, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties, and acquiring, pledging or disposing of certain material assets. Accordingly, we will not be able to exercise control over Midstream Partnership.

Item 5.  OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2013 was 5.15 and 5.55, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)     Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 9, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.6	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)     Furnished, not filed.