Form 10-Q
period 2013-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2013-11-12
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

As of October 18, 2013, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Enable), our midstream partnership with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight)), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

•
the performance of Enable, the amount of cash distributions we receive from Enable, and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified above and:

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight;

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

◦
competitive conditions in the midstream industry, and actions taken by Enable's customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Enable;

◦
the timing and extent of changes in commodity prices, particularly natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects;

◦	the timing and terms of Enable's planned initial public offering, the actual consummation of which is subject to market conditions, regulatory requirements and other factors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013, which are incorporated herein by reference and in other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenues	$954	$891	$3,350	$3,979

Expenses:
Natural gas	520	595	1,898	2,671
Natural gas-affiliates	—	42	—	70
Operation and maintenance	231	172	698	632
Depreciation and amortization	72	49	211	182
Taxes other than income taxes	31	29	108	114
Goodwill impairment	252	—	252	—
Total	1,106	887	3,167	3,669
Operating Income (Loss)	(152)	4	183	310

Other Income (Expense):
Interest and other finance charges	(44)	(36)	(133)	(118)
Equity in earnings of unconsolidated affiliates, net	8	80	25	122
Step acquisition gain	136	—	136	—
Other, net	—	2	—	(3)
Total	100	46	28	1
Income Before Income Taxes	(52)	50	211	311
Income tax expense	75	18	178	313
Net Income (Loss)	$(127)	$32	$33	$(2)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Net income (loss)	$(127)	$32	$33	$(2)
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$(127)	$32	$33	$(2)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2012	September 30, 2013
Current Assets:
Cash and cash equivalents	$1	$4
Accounts receivable, net	544	322
Accrued unbilled revenue	258	78
Accounts and notes receivable — affiliated companies	15	36
Materials and supplies	83	35
Natural gas inventory	145	237
Non-trading derivative assets	36	26
Taxes receivable	—	37
Prepaid expenses and other current assets	133	41
Total current assets	1,215	816

Property, Plant and Equipment:
Property, plant and equipment	9,615	4,746
Less accumulated depreciation and amortization	1,714	1,353
Property, plant and equipment, net	7,901	3,393

Other Assets:
Goodwill	1,468	840
Non-trading derivative assets	6	10
Investment in unconsolidated affiliates	405	4,525
Notes receivable from unconsolidated affiliates	—	363
Other	195	162
Total other assets	2,074	5,900

Total Assets	$11,190	$10,109

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	December 31, 2012	September 30, 2013
Current Liabilities:
Short-term borrowings	$38	$70
Current portion of long-term debt	365	—
Accounts payable	443	240
Accounts and notes payable — affiliated companies	818	153
Taxes accrued	72	68
Interest accrued	48	40
Customer deposits	79	77
Non-trading derivative liabilities	14	6
Other	177	145
Total current liabilities	2,054	799

Other Liabilities:
Accumulated deferred income taxes, net	1,676	2,004
Non-trading derivative liabilities	2	1
Benefit obligations	122	122
Regulatory liabilities	619	638
Other	208	194
Total other liabilities	2,627	2,959

Long-Term Debt	2,276	2,120

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,416	2,416
Retained earnings	1,818	1,816
Accumulated other comprehensive loss	(1)	(1)
Total stockholder’s equity	4,233	4,231

Total Liabilities and Stockholder’s Equity	$11,190	$10,109

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash Flows from Operating Activities:
Net income (loss)	$33	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211	182
Amortization of deferred financing costs	10	8
Deferred income taxes	166	307
Goodwill impairment	252	—
Step acquisition gain	(136)	—
Write-down of natural gas inventory	4	4
Equity in earnings of unconsolidated affiliates, net of distributions	(6)	(65)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	349	255
Accounts receivable/payable - affiliated companies	(2)	(6)
Inventory	8	(103)
Taxes receivable	(1)	(8)
Accounts payable	(164)	(152)
Fuel cost recovery	(72)	105
Interest and taxes accrued	22	2
Non-trading derivatives, net	16	(6)
Margin deposits, net	49	5
Other current assets	(16)	19
Other current liabilities	(16)	(20)
Other assets	2	(11)
Other liabilities	16	17
Other, net	4	3
Net cash provided by operating activities	729	534
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(368)	(371)
Acquisitions, net of cash acquired	(360)	—
Distributions from unconsolidated affiliates	6	—
Cash contribution to Enable	—	(38)
Other, net	(17)	1
Net cash used in investing activities	(739)	(408)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	(9)	32
Payments of commercial paper, net	(285)	—
Proceeds from long-term debt	—	1,050
Payments of long-term debt	—	(525)
Debt issuance costs	—	(1)
Increase (decrease) in notes payable - affiliated companies	310	(679)
Net cash provided by (used in) financing activities	16	(123)

Net Increase in Cash and Cash Equivalents	6	3
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$7	$4

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$113	$113
Income taxes, net	3	1
Non-cash transactions:
Accounts payable related to capital expenditures	$55	$28

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

Background. CERC owns and operates natural gas distribution systems (Gas Operations) and owns an interest in Enable Midstream Partners, LP (Enable) as described below.  A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. CERC Corp. also owns approximately 58.3% of the limited partner interests in Enable, which owns and operates interstate pipelines and natural gas gathering, processing and treating facilities.

On March 14, 2013, CenterPoint Energy, Inc. (CenterPoint Energy) entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) CERC Corp. contributed to Enable its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries (Other CNP Midstream Subsidiaries), and a 24.95% interest in Southeast Supply Header, LLC (SESH and, collectively with CEFS, EGT, MRT and Other CNP Midstream Subsidiaries, CenterPoint Midstream), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC (Enogex), to Enable.

CERC Corp., OGE and ArcLight hold approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following an initial public offering. The general partner of Enable is governed by a board of directors made up of an equal number of representatives designated by each of CERC Corp. and OGE. The investment in Enable is accounted for utilizing the equity method of accounting. See Notes 6 and 12 below.

Additionally, as of September 30, 2013, CERC determined that Enable was a variable interest entity (VIE); however, CERC is not the primary beneficiary and as such, this entity is not consolidated. See Note 6 for further discussion.

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

(2)       New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).   The objective of ASU 2013-02 is to improve the transparency of changes in other comprehensive income and items reclassified out of Accumulated Other Comprehensive Income in financial statements.  This new guidance is effective for a reporting entity's first reporting period beginning after December 15, 2012 and should be applied prospectively.  CERC's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

In December 2011 and January 2013, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” (ASU 2011-11) and No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” (ASU 2013-01), respectively.  The objective of ASU 2011-11 is to enhance disclosures about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The objective of ASU 2013-01 is to clarify which instruments and transactions are subject to ASU 2011-11.  Both ASU 2011-11 and ASU 2013-01 are effective for a reporting entity's first reporting period beginning on or after January 1, 2013 and should be applied retrospectively. CERC's adoption of this new guidance on January 1, 2013 did not have a material impact on its financial position, results of operations or cash flows.

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

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in millions)
Service Cost	1	1	1	1
Interest cost on accumulated benefit obligation	1	2	4	4
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	1	—	2	1
Amortization of loss	—	1	1	2
Net periodic cost	$2	$3	$7	$7

CERC expects to contribute approximately $8 million to its postretirement benefit plan in 2013, of which $2 million and $6 million, respectively, was contributed during the three and nine months ended September 30, 2013.

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

In 2012 and 2013, CERC entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season.  The swaps are based on ten-year normal weather. During both the three months ended September 30, 2012 and 2013, CERC recognized gains of $-0- related to these swaps. During the nine months ended September 30, 2012 and 2013, CERC recognized gains of $6 million and losses of $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2012 and September 30, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2012 and 2013.

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

Fair Value of Derivative Instruments
		September 30, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (3)	Current Assets: Non-trading derivative assets	$26	$—
Natural gas derivatives (1) (3)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	8	17
Natural gas derivatives (1) (3)	Other Liabilities: Non-trading derivative liabilities	—	4
Total		$44	$21
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607 Bcf or a net 24 Bcf long position. Of the net long position, basis swaps constitute 89 Bcf.

(2)	The $17 million Derivative Current Liability includes $2 million related to physical forwards purchased from Enable.

(3)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $29 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $6 million:

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$34	$(8)	$26
Other Assets: Non-trading derivative assets	10	—	10
Current Liabilities: Non-trading derivative liabilities	(17)	11	(6)
Other Liabilities: Non-trading derivative liabilities	(4)	3	(1)
Total	$23	$6	$29
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(21)	$11
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	24	(2)
Total		$3	$9

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2012	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$22	$24
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	(44)	(3)
Total		$(22)	$21
 ________________

(1)
The Gains (Losses) in Expense: Natural Gas includes $-0- during the three months September 30, 2013 and $(3) million during the nine months ended September 30, 2013 related to physical forwards purchased from Enable.

(2)
The Gains (Losses) in Expense: Natural Gas includes $(38) million and $-0- of costs during the nine months ended September 30, 2012 and 2013, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2012 and September 30, 2013 was $5 million and $3 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both December 31, 2012 and September 30, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2012 and September 30, 2013, $5 million and $3 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.85 to $4.48 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 52%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2013
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	4	33	7	(8)	36
Total assets	$17	$33	$7	$(8)	$49
Liabilities
Natural gas derivatives (2)	$4	$15	$2	$(14)	$7
Total liabilities	$4	$15	$2	$(14)	$7
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $6 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative liability of $15 million includes $2 million related to physical forwards purchased from Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Beginning balance	$3	$4	$6	$2
Total gains (1)	—	2	4	5
Total settlements (1)	(2)	(1)	(8)	(2)
Transfers out of Level 3	—	—	(1)	—
Ending balance (2)	$1	$5	$1	$5
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1)	$2	$—	$4
____________

(1)
CERC did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment during either the three or nine months ended September 30, 2012 or 2013.

(2)	CERC did not have significant Level 3 purchases, sales or transfers into Level 3 during either the three or nine months ended September 30, 2012 or 2013.

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

	December 31, 2012		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$—	$—	$363	$362
Financial liabilities:
Long-term debt	$2,641	$3,094	$2,120	$2,386

(6)       Unconsolidated Affiliates

As discussed in Note 1, on May 1, 2013 (the Closing Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. Enable owns CenterPoint Midstream, which consists of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services business segments. As a result, CERC no longer has Interstate Pipelines or Field Services business segments. Equity earnings associated with CERC's interest in Enable and equity earnings associated with its retained 25.05% interest in SESH are now reported under the Midstream Investments segment. For a further description of CERC's reportable business segments, see Note 12.

The formation of Enable by CERC has been considered a contribution of in-substance real estate to a limited partnership as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily includes gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets, and long-term customer contracts. Accordingly, CERC did not recognize a gain or loss upon contribution and recorded its investment in Enable using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of the Closing Date. Approximately $5.8 billion of assets and $1.5 billion of liabilities (which includes the Term Loan and the indebtedness owed to CERC, both discussed below, of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, recorded an equity method investment of $4.3 billion in Enable on the Closing Date. Pursuant to the MFA, CERC retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

CERC’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CERC is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. As discussed above, CERC accounts for its investment in Enable using the equity method of accounting. Under the equity method, the investment will be adjusted each period for contributions made, distributions received and CERC’s share of Enable’s comprehensive income. CERC’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at September 30, 2013 and its guarantee of Enable’s $1.05 billion Term Loan and certain other guarantees as discussed in Note 10. CERC evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 1 for further discussion on Enable’s ownership structure.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions. Additionally, CERC provides seconded employees to Enable to support its operations. CERC does not anticipate extending the services provided to Enable, including providing seconded employees, beyond December 31, 2014. CERC did not transfer any employees to Enable at formation of the partnership or at any time during the nine months ended September 30, 2013. CERC billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $42 million and $70 million during the three and five months ended September 30, 2013, respectively, under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CERC. As of September 30, 2013, CERC determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CERC to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CERC for severance and termination costs related to the termination of CERC's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

On the Closing Date, Enable entered into a $1.05 billion three-year senior unsecured term loan facility (the Term Loan) with third parties and repaid $1.05 billion of affiliated notes payable (Affiliated Notes Payable) owed to CERC. CERC provided a guarantee of Enable's obligations under the Term Loan. The guarantee is subordinated to all senior debt of CERC. Certain of the entities contributed to Enable by CERC are obligated on approximately $363 million of indebtedness owed to CERC bearing interest at an annual rate of 2.10% to 2.45% and scheduled to mature in 2017.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partnership units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH.

As of September 30, 2013, CERC held an approximate 58.3% interest in Enable and a 25.05% interest in SESH.

Investment in Unconsolidated Affiliates:

	December 31, 2012	September 30, 2013
	(in millions)
Enable	$—	$4,326
SESH	404	199
Other	1	—
Total	$405	$4,525

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Enable	$—	$77	$—	$110
SESH	8	3	20	12
Other	—	—	5	—
	$8	$80	$25	$122
Summarized income information for Enable from formation on May 1, 2013 through September 30, 2013, based on the Enogex assets recorded at estimated fair value on the Closing Date, is as follows (in millions):

Operating Revenues	$1,298
Gross Margin	545
Operating Income	207
Net Income from Controlling Interest	188

CERC's 58.3% interest	$110

Summarized balance sheet information for Enable as of September 30, 2013 is as follows (in millions):

Current assets	$428
Non-current assets	10,537
Current liabilities	622
Non-current liabilities	2,140

Enable concluded that the formation of Enable is considered a business combination, and CenterPoint Midstream is the acquirer for accounting purposes.  Under this method, the fair value of the consideration paid by CenterPoint Midstream for Enogex is allocated to the assets acquired and liabilities assumed on the Closing Date based on their fair value.  Enogex’s assets, liabilities and equity were accordingly adjusted to estimated fair value as of May 1, 2013.  Determining the fair value of assets and liabilities is judgmental in nature and often involves the use of significant estimates and assumptions.  Enable used appraisers to assist in the determination of the estimated fair value of certain assets and liabilities contributed by Enogex.

CERC recorded its 58.3% interest in Enable’s net income for the period May 1, 2013 through September 30, 2013 of $110 million, which includes the depreciation and amortization of the step-up in fair value of Enogex assets at Enable.

As of September 30, 2013, CERC’s investment in Enable, recorded at the historical cost of the contributed CenterPoint Midstream assets and liabilities, was $439 million less than CERC’s proportionate share of Enable’s limited partners’ capital. This difference in CERC’s investment basis included $229 million related to CERC’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex, and therefore will not be recognized by CERC. CERC will accrete the remaining $210 million basis difference over 30 years.

Distributions received from Enable were approximately $36 million during the three and five months ended September 30, 2013.

(7)       Goodwill

Goodwill by reportable business segment as of December 31, 2012 and changes in the carrying amount of goodwill as of September 30, 2013 are as follows (in millions):

	December 31, 2012	Contributed to Enable	September 30, 2013
Natural Gas Distribution	$746	$—	$746
Interstate Pipelines	579	579	—
Competitive Natural Gas Sales and Services	83	—	83
Field Services	49	49	—
Other Operations	11	—	11
Total	$1,468	$628	$840

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

CERC performed its annual impairment test in the third quarter of 2013 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $779 million and $100 million at December 31, 2012 and September 30, 2013, respectively, which are included in accounts and notes payable —affiliated companies in the Condensed Consolidated Balance Sheets.

CERC had net interest expense related to affiliate borrowings of $1 million and $3 million for the three and nine months ended September 30, 2012, respectively, and net interest expense of less than $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $37 million and $28 million for the three months ended September 30, 2012 and 2013, respectively, and $118 million and $88 million for the nine months ended September 30, 2012 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $38 million and $70 million as of December 31, 2012 and September 30, 2013, respectively.

(b)	Long-term Debt

Debt Repayments. In April 2013, CERC Corp. retired approximately $365 million aggregate principal amount of its 7.875% senior notes at their maturity. The retirement of senior notes was financed by CERC Corp. with the issuance of commercial paper. In May 2013, CERC Corp. applied proceeds from Enable's May 1, 2013 debt repayment of $1.05 billion to the repayment of $357 million aggregate principal amount of its commercial paper and to the May 31, 2013 redemption of $160 million aggregate principal amount of its 5.95% senior notes due January 15, 2014 at 103.419% of their aggregate principal amount.

Revolving Credit Facility.   As of December 31, 2012 and September 30, 2013, CERC had the following revolving credit facility and utilization of such facility (in millions):

	December 31, 2012				September 30, 2013
Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
$950	$—	$—	$—	600	$—	$—	$—

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of CERC's consolidated capitalization.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of December 31, 2012 and

September 30, 2013 as these contracts meet the exception to be classified as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2013, minimum payment obligations for natural gas supply commitments are approximately $143 million for the remaining three months in 2013, $449 million in 2014, $382 million in 2015, $309 million in 2016, $250 million in 2017 and $366 million after 2017.

(b) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG) and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CERC does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At September 30, 2013, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of September 30, 2013, CERC had collected $6.1 million from insurance companies to be used for future environmental remediation.

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

Other Proceedings

CERC is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, CERC is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. CERC regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CERC does not expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $62 million as of September 30, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of EGT under certain contractual arrangements with third parties, which guarantees are scheduled to expire in June 2015 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $53.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of September and October 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

(11)           Income Taxes

The effective tax rate for the three and nine months ended September 30, 2013 was 36% and 101%, respectively, compared to (144)% and 84% for the same periods in 2012. The higher effective tax rate for the three months ended September 30, 2013 was primarily due to the tax effects associated with the goodwill impairment of $252 million recorded in the same period in 2012. In addition, CERC recognized a tax benefit of $2 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013. The higher effective tax rate for the nine month period ended September 30, 2013 compared to the same period in 2012 is primarily due to additional tax expense of $225 million recorded for the book to tax basis difference arising from the formation of Enable. In addition, CERC recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the formation of Enable.

The following table summarizes CERC’s unrecognized tax benefits (expenses) at December 31, 2012 and September 30, 2013:

	December 31, 2012	September 30, 2013
	(in millions)
Unrecognized tax expenses	$(20)	$—
Portion of unrecognized tax expenses that, if recognized, would increase the effective income tax rate	—	—
Interest accrued on unrecognized tax expenses	(7)	—

CERC does not expect the change to the amount of unrecognized tax expenses over the twelve months ending September 30, 2014 to materially impact the financial position of CERC.

CenterPoint Energy’s consolidated federal income tax returns have been audited by the Internal Revenue Service (IRS) and settled through the 2009 tax year. On July 9, 2013, CenterPoint Energy received notification that the Joint Committee of Taxation had approved its outstanding tax claims related to the 2002 and 2003 audit cycles. As a result, CERC recorded the settlement of all unrecognized tax expenses during the three month period ended September 30, 2013. CenterPoint Energy is currently under examination by the IRS for tax years 2010 and 2011. CERC has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of September 30, 2013.

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

CERC’s reportable business segments include the following: Natural Gas Distribution, Competitive Natural Gas Sales and Services, Midstream Investments and Other Operations.  Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Competitive Natural Gas Sales and Services represents CERC’s non-rate regulated gas sales and services operations. Midstream Investments consists primarily of CERC’s investment in Enable and its retained interest in SESH. The Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Prior to May 1, 2013, CERC also reported an Interstate Pipelines business segment, which included CERC’s interstate natural gas pipeline operations, and a Field Services business segment, which included CERC’s non-rate regulated natural gas gathering, processing and treating operations. As previously disclosed, the formation of Enable closed on May 1, 2013. Enable now owns substantially all of CERC’s former Interstate Pipelines and Field Services business segments, except for the retained interest in SESH. As a result, effective May 1, 2013, CERC reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under the Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Financial data for business segments and products and services are as follows (in millions):

	For the Three Months Ended September 30, 2012
	Revenues from External Customers		Inter-segment Revenues		Operating Income (Loss)
Natural Gas Distribution	$351		$4		$5
Competitive Natural Gas Sales and Services	382		7		(259)
Interstate Pipelines	92		30		48
Field Services	129		12		55
Other	—		—		(1)
Reconciling Eliminations	—		(53)		—
Consolidated	$954		$—		$(152)

	For the Three Months Ended September 30, 2013
	Revenues from External Customers		Inter-segment Revenues		Operating Income (Loss)
Natural Gas Distribution	$375		$6		$5
Competitive Natural Gas Sales and Services	516		4		2
Midstream Investments	—		—		—	(2)
Other	—		—		(3)
Reconciling Eliminations	—		(10)		—
Consolidated	$891		$—		$4

	For the Nine Months Ended September 30, 2012
	Revenues from External Customers		Inter-segment Revenues		Operating Income (Loss)		Total Assets as of December 31, 2012
Natural Gas Distribution	$1,560		$15		$135		$4,775
Competitive Natural Gas Sales and Services	1,204		18		(262)		839
Interstate Pipelines	262		112		160		4,004
Field Services	324		26		153		2,453
Other	—		—		(3)		647
Reconciling Eliminations	—		(171)		—		(1,528)
Consolidated	$3,350		$—		$183		$11,190

	For the Nine Months Ended September 30, 2013
	Revenues from External Customers		Inter-segment Revenues		Operating Income (Loss)		Total Assets as of September 30, 2013
Natural Gas Distribution	$1,942		$19		$169		$4,776
Competitive Natural Gas Sales and Services	1,726		19		12		806
Interstate Pipelines	133	(1)	53	(1)	72	(1)	—
Field Services	178	(1)	18	(1)	73	(1)	—
Midstream Investments	—		—		—		4,525	(2)
Other	—		—		(16)		801
Reconciling Eliminations	—		(109)		—		(799)
Consolidated	$3,979		$—		$310		$10,109

(1)	Results reflected in the nine months ended September 30, 2013 represent only January 2013 through April 2013.

(2)
Midstream Investments reported equity earnings of $77 million from Enable and $3 million of equity earnings from CERC’s retained interest in SESH for the three months ended September 30, 2013. Midstream Investments reported equity earnings of $110 million from Enable and $5 million of equity earnings from CERC’s retained interest in SESH for the five months ended September 30, 2013. Included in total assets of Midstream Investments as of September 30, 2013 is $4,326 million related to CERC’s investment in Enable and $199 million related to CERC’s retained interest in SESH.

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013 were $12 million and $10 million, respectively, of margin deposits and $86 million and $28 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013 were $6 million and $46 million, respectively, of over-recovered gas cost.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2013. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2012 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Enable Midstream Partners. As previously disclosed, on March 14, 2013, CenterPoint Energy, Inc. (CenterPoint Energy) entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable Midstream Partners, LP (Enable) as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to the terms of the MFA. In connection with the closing (i) CenterPoint Energy Resources Corp. (CERC Corp.) converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) we contributed to Enable our equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of our other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC (SESH), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC, to Enable. Enable owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH.
CERC Corp., OGE and ArcLight hold approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE will also own a 40% and 60% interest, respectively, in any incentive distribution rights to be held by the general partner of Enable following an initial public offering. The general partner of Enable is governed by a board made up of an equal number of representatives designated by each of CERC Corp. and OGE.
In connection with the closing, Enable (i) entered into a $1.05 billion three-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
As a result of the formation of Enable, we no longer have Interstate Pipelines or Field Services business segments. Equity earnings associated with our interest in Enable and our retained 25.05% interest in SESH are reported under our Midstream Investments segment. For a further description of our reportable business segments, see Note 12 to our Interim Condensed Consolidated Financial Statements.
Debt Matters. On September 9, 2013, our revolving credit facility was amended to, among other things, (i) reduce the size of the facility from $950 million to $600 million and (ii) extend the scheduled termination date of the facility from September 9, 2016 to September 9, 2018.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013 (First and Second Quarter Forms 10-Q, respectively).

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2012 and 2013, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Revenues	$954	$891	$3,350	$3,979
Expenses:
Natural gas	520	595	1,898	2,671
Natural gas-affiliates	—	42	—	70
Operation and maintenance	231	172	698	632
Depreciation and amortization	72	49	211	182
Taxes other than income taxes	31	29	108	114
Goodwill impairment	252	—	252	—
Total	1,106	887	3,167	3,669
Operating Income (Loss)	(152)	4	183	310
Interest and other finance charges	(44)	(36)	(133)	(118)
Equity in earnings of unconsolidated affiliates	8	80	25	122
Step acquisition gain	136	—	136	—
Other expense, net	—	2	—	(3)
Income Before Income Taxes	(52)	50	211	311
Income tax expense	75	18	178	313
Net Income (Loss)	$(127)	$32	$33	$(2)

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We reported net income of $32 million for the three months ended September 30, 2013 compared to a net loss of $127 million for the same period in 2012.  The increase in net income of $159 million was primarily due to a $156 million increase in operating income (discussed below by segment), a $72 million increase in equity earnings of unconsolidated affiliates, a $57 million decrease in income tax expense and an $8 million decrease in interest expense, which were partially offset by a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom Gas Processing Company (Waskom) in 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We reported a net loss of $2 million for the nine months ended September 30, 2013 compared to net income of $33 million for the same period in 2012.  The decrease in net income of $35 million was primarily due to a $135 million increase in income tax expense discussed below and a $136 million step acquisition gain related to the acquisition of an additional 50% interest in Waskom in 2012, which were partially offset by a $97 million increase in equity earnings of unconsolidated affiliates, a $127 million increase in operating income (discussed below by segment) and a $15 million decrease in interest expense.

Income Tax Expense. Our effective tax rate for the three and nine months ended September 30, 2013 was 36% and 101%, compared to (144)% and 84% for the same periods in 2012. The higher effective tax rate for the three months ended September 30, 2013 was primarily due to the tax effects associated with the goodwill impairment of $252 million recorded in the same period in 2012. In addition, we recognized a tax benefit of $2 million based on the settlement of outstanding tax claims for the 2002 and 2003 audit cycles in 2013. The higher effective tax rate for the nine month period ended September 30, 2013 compared to the same period in 2012 is primarily due to additional tax expense of $225 million recorded for the book to tax basis difference arising from the formation of Enable. In addition, we recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the formation of Enable.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2012 and 2013, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in millions)
Natural Gas Distribution	$5	$5	$135	$169
Competitive Natural Gas Sales and Services	(259)	2	(262)	12
Interstate Pipelines	48	—	160	72	(1)
Field Services	55	—	153	73	(1)
Other Operations	(1)	(3)	(3)	(16)
Total Consolidated Operating Income (Loss)	$(152)	$4	$183	$310
_______________

(1)	Represents January 2013 through April 2013 results only.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First and Second Quarter Forms 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$355	$381	$1,575	$1,961
Expenses:
Natural gas	134	142	763	1,066
Operation and maintenance	151	158	470	488
Depreciation and amortization	43	47	129	138
Taxes other than income taxes	22	29	78	100
Total expenses	350	376	1,440	1,792
Operating Income	$5	$5	$135	$169
Throughput (in billion cubic feet (Bcf)):
Residential	12	12	90	117
Commercial and industrial	49	49	175	191
Total Throughput	61	61	265	308
Number of customers at end of period:
Residential	3,022,320	3,045,701	3,022,320	3,045,701
Commercial and industrial	242,001	242,587	242,001	242,587
Total	3,264,321	3,288,288	3,264,321	3,288,288

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Natural Gas Distribution business segment reported operating income of $5 million for both the three months ended September 30, 2013 and 2012. Rate increases primarily from annual rate adjustments ($8 million) and increased economic activity across our footprint, including the addition of approximately 24,000 customers ($4 million) were offset by higher operation and maintenance expenses ($6 million), higher depreciation and amortization ($4 million) and an increase in property taxes ($2 million). Expenses related to energy efficiency programs, which were offset by related revenues, increased ($1 million). Increased expenses related to higher gross receipt taxes ($5 million) were also offset by the related revenues.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Natural Gas Distribution business segment reported operating income of $169 million for the nine months ended September 30, 2013 compared to $135 million for the nine months ended September 30, 2012. Operating income increased $34 million due to increased usage primarily due to colder weather as compared to prior year, partially mitigated by weather hedges and weather normalization adjustments ($28 million), rate increases ($13 million), and increased economic activity across our footprint including the addition of approximately 24,000 customers ($9 million). These increases were partially offset by an increase in labor and benefits ($4 million), higher depreciation ($9 million) and an increase in property taxes ($4 million). Expenses related to energy efficiency programs, which were offset by related revenues, increased ($12 million). Increased expenses related to higher gross receipt taxes ($19 million) were also offset by the related revenues.

Competitive Natural Gas Sales and Services

For information regarding factors that may affect the future results of operations of our Competitive Natural Gas Sales and Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First and Second Quarter Forms 10-Q.

The following table provides summary data of our Competitive Natural Gas Sales and Services business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$389	$520	$1,222	$1,745
Expenses:
Natural gas	382	503	1,193	1,693
Operation and maintenance	12	13	34	35
Depreciation and amortization	2	2	4	4
Taxes other than income taxes	—	—	1	1
Goodwill impairment	252	—	252	—
Total expenses	648	518	1,484	1,733
Operating Income (Loss)	$(259)	$2	$(262)	$12
Throughput (in Bcf)	129	134	417	433
Number of customers at end of period	14,816	17,537	14,816	17,537

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $2 million for the three months ended September 30, 2013 compared to an operating loss of $7 million for the three months ended September 30, 2012, excluding the $252 million goodwill impairment charge.  The increase in operating income of $9 million is primarily due to a $15 million improvement from mark-to-market accounting offset by a $1 million inventory write down to the lower of cost or market. Specifically, the mark-to-market accounting impact for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins was a positive $6 million for the third quarter of 2013 compared to a $9 million charge for the same period of 2012. The three months ended September 30, 2013 also did not include $5 million of operating income associated with a commercial book of business sold during the third quarter of 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Competitive Natural Gas Sales and Services business segment reported operating income of $12 million for the nine months ended September 30, 2013 compared to an operating loss of $10 million for the nine months ended September 30, 2012, excluding the $252 million goodwill impairment charge.  The increase in operating income of $22 million is primarily due to a $21 million improvement from mark-to-market accounting. The first nine months of 2013 included a $7 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to charges of $14 million for the same period of 2012.  Write-downs of natural gas inventory to the lower of cost or market were $4 million for both the first nine months of 2013 and 2012.  This segment’s commercial business continues to grow both volume and the number of customers in the first three quarters of 2013 compared to the first three quarters of 2012.

Interstate Pipelines

For information regarding factors that may affect the Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First and Second Quarter Forms 10-Q.

The following table provides summary data of our Interstate Pipelines business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)

Revenues	$122	$—	$374	$186
Expenses:
Natural gas	15	—	36	35
Operation and maintenance	37	—	111	51
Depreciation and amortization	15	—	43	20
Taxes other than income taxes	7	—	24	8
Total expenses	74	—	214	114
Operating Income	$48	$—	$160	$72

Equity in earnings of unconsolidated affiliates	$8	$—	$20	$7

Transportation throughput (in Bcf)	306	—	1,030	482
______________

(1)	Represents January 2013 through April 2013 results only.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Interstate Pipeline business segment reported operating income of $-0- for the three months ended September 30, 2013 compared to $48 million for the three months ended September 30, 2012.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $8 million for the three months ended September 30, 2012. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable as well as our remaining 25.05% interest in SESH are reported as components of equity income in our Midstream Investments segment.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Interstate Pipeline business segment reported operating income of $72 million for the nine months ended September 30, 2013 compared to $160 million for the nine months ended September 30, 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the nine months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings. In addition, this business segment recorded equity income from its ownership in SESH of $20 million and $7 million for the nine months ended September 30, 2012 and 2013, respectively. The decrease was primarily due to the contribution of a 24.95% interest in SESH to Enable on May 1, 2013 as discussed above.

Field Services

For information regarding factors that may affect the Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First and Second Quarter Forms 10-Q.

The following table provides summary data of our Field Services business segment for the three and nine months ended September 30, 2012 and 2013 (in millions, except throughput data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)

Revenues	$141	$—	$350	$196
Expenses:
Natural gas	42	—	75	54
Operation and maintenance	29	—	82	45
Depreciation and amortization	13	—	35	20
Taxes other than income taxes	2	—	5	4
Total expenses	86	—	197	123
Operating Income	$55	$—	$153	$73

Equity in earnings of unconsolidated affiliates	$—	$—	$5	$—

Gathering throughput (in Bcf)	221	—	691	252
______________

(1)	Represents January 2013 through April 2013 results only.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Our Field Services business segment reported operating income of $-0- for the three months ended September 30, 2013 compared to $55 million for the three months ended September 30, 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Our Field Services business segment reported operating income of $73 million for the nine months ended September 30, 2013 compared to $153 million for the nine months ended September 30, 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the nine months ended September 30, 2013 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income of $5 million for the nine months ended September 30, 2012 from its 50% general partnership interest in Waskom, which is included in Equity in Earnings of Unconsolidated Affiliates under the Other Income (Expense) caption. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Enable.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Competitive Natural Gas Sales and Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2012 Form 10-K and Item 1A of Part II of our First and Second Quarter Forms 10-Q.

During the three months ended September 30, 2013, we reported pre-tax equity income of $77 million from our 58.3% limited partner interest in Enable and $3 million of pre-tax equity income from our 25.05% interest in SESH. During the five months ended September 30, 2013, we reported pre-tax equity income of $110 million from our interest in Enable and $5 million of pre-tax equity income from our interest in SESH. During the three and five months ended September 30, 2013, Enable's gathering and processing operations continued to perform well while the interstate pipelines faced low seasonal and geographic price differentials, reduced demand for ancillary services and challenging market conditions.

Enable Operating Data during the three and five months ended September 30, 2013

	Three Months Ended September 30, 2013	Five Months Ended September 30, 2013
Natural gas gathered volumes - Trillion British Thermal Units per day (TBtu/d)	3.52	3.54
Natural gas transportation volumes - TBtu/d	5.13	5.16
Natural gas processed volumes - TBtu/d	1.51	1.48

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2012 Form 10-K, “Risk Factors” in Item 1A of Part II in our First and Second Quarter Forms 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission and distribution operations. These capital expenditures relate to reliability, safety and system expansions. Our principal cash requirements for the remaining three months of 2013 include approximately $119 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2013. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than the guarantees described below and operating leases, we have no off-balance sheet arrangements.

Prior to the distribution of CenterPoint Energy's ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $62 million as of September 30, 2013. Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

CenterPoint Energy, Inc. has provided guarantees (CenterPoint Midstream Guarantees) with respect to the performance of certain obligations of Enable under long-term gas gathering and treating agreements with an indirect wholly owned subsidiary of Encana Corporation and an indirect wholly owned subsidiary of Royal Dutch Shell plc. As of September 30, 2013, CenterPoint Energy, Inc. had guaranteed Enable's obligations up to an aggregate amount of $100 million under these agreements. CERC Corp. has provided guarantees (CERC Midstream Guarantees) with respect to the performance of certain obligations of EGT under certain contractual arrangements with third parties, which guarantees are scheduled to expire in June 2015 and December 2018. The maximum aggregate amount payable by CERC Corp. under these guarantees is $53.2 million. The aggregate dollar amount of the obligations covered by the CERC Midstream Guarantees varies over time. The obligations supported by the CERC Midstream Guarantees for the months of September and October 2013 totaled less than $1 million. Under the terms of the omnibus agreement entered into in connection with the closing of the formation of Enable, Enable and CenterPoint Energy, Inc. have agreed to use commercially reasonable efforts and cooperate with each other to terminate the CenterPoint Midstream Guarantees and the CERC Midstream Guarantees, and to release CenterPoint Energy, Inc. or CERC Corp. from such guarantees by causing Enable or one of its subsidiaries to enter into substitute guarantees or to assume the CenterPoint Midstream Guarantees or CERC Midstream Guarantees, as applicable. CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Regulatory Matters. Significant regulatory developments that have occurred since our Second Quarter Form 10-Q was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, including a request for an annual cost of service adjustment mechanism, or COSA, that adjusts rates annually for changes in invested capital as well as certain operating expenses. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million. The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In January 2010, that court reversed the Railroad Commission's order in part and remanded the matter to the Railroad Commission. In its final judgment, the court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction. The Railroad Commission and Gas Operations appealed the court's ruling on the COSA mechanism to the Texas Third Court of Appeals in Austin, Texas. In October 2011, the Texas Third Court of Appeals reversed the district court's ruling. In December 2011, the Texas Third Court of Appeals denied a motion for rehearing. In February 2012, parties opposed to the Third Court's decision appealed to the Texas Supreme Court. In February 2013, the Texas Supreme Court granted the petitions for review. Oral arguments were held in September 2013. The issues on appeal are limited to the validity of the COSA rate adjustments made for the 2008 to 2010 calendar years. If the Texas Supreme Court were to determine that the Railroad Commission lacked authority to approve these rate adjustments, Gas Operations could have a potential refund liability of revenues collected during the applicable periods plus interest. As of September 30, 2013, Gas Operations had billed approximately $16 million under the COSA mechanisms that are the subject of the appeal.

Minneapolis Franchise. Gas Operations currently provides natural gas distribution services to approximately 124,000 customers in Minneapolis, Minnesota under a franchise that is due to expire at the end of 2014. In June 2013, the Minneapolis City Council (City Council) voted to hold public hearings on August 1, 2013 to consider (i) authorizing the establishment of a municipal electric utility and authorizing the city to own, operate, construct and extend electric facilities and acquire the property of any existing electric public utility operating within Minneapolis, and (ii) authorizing the establishment of a municipal gas utility and authorizing the city to own, operate, construct and extend gas and similar facilities and acquire the property of any existing gas public utility operating within Minneapolis. On August 16, 2013, the City Council voted not to conduct a special election on the question of whether the city should be authorized to establish a municipal utility. Additionally, the City Council directed city staff to begin negotiations with Gas Operations on a franchise renewal and to work to complete the franchise agreement by June 2014.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase overall revenue $44.3 million annually, based on rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013.  Gas Operations expects a final decision in its rate proceeding in mid-June of 2014.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota, includes moving $15.0 million of energy efficiency expenditures into base rates, and includes a proposal for a full decoupling mechanism.

Enable Midstream Partners

In August 2012, MRT, a subsidiary of Enable and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $103.8 million (an increase of approximately $47.3 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a ROE of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of EGT's firm capacity to a lease. On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed RCC surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  In September 2013, the FERC approved the settlement.  Although the settlement became effective November 1, 2013, the settlement rates are effective as of March 1, 2013. As a result, MRT will be making refunds to certain of its customers for amounts collected between the requested $103.8 million cost of service and the $84.0 million settlement cost of service, which amounts had already been reserved by Enable.

Credit Facility. As of October 18, 2013, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at October 18, 2013	Termination Date
September 9, 2011	$600	$—	September 9, 2018

CERC Corp.’s $600 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt to an amount not to exceed 65% of our consolidated capitalization.

Borrowings under the revolving credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the revolving credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facility provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. The LIBOR borrowing spread and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants in our revolving credit facility.

On April 11, 2013, we amended our revolving credit facility to add exceptions to the covenants which restrict (i) the consolidation, merger or disposal of assets and (ii) the sale of stock in certain significant subsidiaries, in each case to permit the transactions contemplated in the formation of Enable.

On September 9, 2013, our revolving credit facility was amended to, among other things, (i) reduce the size of the facility from $950 million to $600 million and (ii) extend the scheduled termination date of the facility from September 9, 2016 to September 9, 2018.

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of October 18, 2013, CERC Corp. had no outstanding commercial paper.

Securities Registered with the SEC. We have filed a shelf registration statement with the SEC registering an indeterminate principal amounts of our senior debt securities.

Temporary Investments.  As of October 18, 2013, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 18, 2013, we had borrowings of $7 million from the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of October 18, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2013, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Competitive Natural Gas Sales and Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Competitive Natural Gas Sales and Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2013, the amount posted as collateral aggregated approximately $16 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2013, unsecured credit limits extended to CES by counterparties aggregate $308 million and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of September 30, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of September 30, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Enable Midstream Partners. In connection with its formation on May 1, 2013, Enable (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC Corp., and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.

The sponsors of Enable, including us, may from time to time provide funds to Enable through loans and/or capital contributions in addition to funds that Enable may obtain from time to time under its revolving credit facility or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to Enable by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. In July 2013, CERC Corp. received a cash distribution of approximately $36 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the months of May and June 2013 (the two months in the second quarter following the formation of Enable on May 1, 2013). CERC Corp. expects to receive a cash distribution of approximately $70 million from Enable in November 2013 to be made with respect to CERC Corp.’s limited partner interest in Enable for the third quarter of 2013.

Dodd-Frank Swaps Regulation. We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most if not all of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could significantly increase the cost of entering into new swaps.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2012 Form 10-K and in Item 1A of Part II of our First and Second Quarter Forms 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our revolving credit facility limits our consolidated debt to an amount not to exceed 65% of our consolidated capitalization.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. We have investments in certain unconsolidated affiliates. As we do not control these affiliates, our disclosure controls and procedures with respect to such affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 10(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2012 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2012 Form 10-K and First and Second Quarter Forms 10-Q.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. Our ratio of earnings to fixed charges for the nine months ended September 30, 2012 and 2013 was 2.44 and 2.98, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Subordinated Guaranty of Collection dated as of May 1, 2013 by CenterPoint Energy Resources Corp. (CERC) in favor of Citibank, N.A., as agent	Form 8-K dated May 1, 2013	1-13265	10.7
4.4	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
+10.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of July 30, 2013
+10.2	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: November 12, 2013

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Subordinated Guaranty of Collection dated as of May 1, 2013 by CenterPoint Energy Resources Corp. (CERC) in favor of Citibank, N.A., as agent	Form 8-K dated May 1, 2013	1-13265	10.7
4.4	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
+10.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP (CEFS) dated as of July 30, 2013
+10.2	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document