Form 10-K
period 2013-12-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2014-03-12
CIK 1042773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates as of June 30, 2013: None

i

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers, and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2013, 2012 and 2011.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information reasonably available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

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

ii

PART I

Item 1.  Business

OUR BUSINESS

Overview

We own and operate natural gas distribution systems in six states. We also offer variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and gas utilities. As of December 31, 2013, we also owned approximately 58.3% of the limited partner interests in Enable Midstream Partners, LP (Enable), an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets.  References to “we,” “us,” and “our” mean CenterPoint Energy Resources Corp. (CERC Corp., together with our subsidiaries, CERC).  We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.

Our reportable business segments are Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations.  From time to time, we consider the acquisition or the disposition of assets or businesses.

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

Natural Gas Distribution

Our natural gas distribution business (Gas Operations) engages in regulated intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The largest metropolitan areas served in each state by Gas Operations are Houston, Texas; Minneapolis, Minnesota; Little Rock, Arkansas; Shreveport, Louisiana; Biloxi, Mississippi; and Lawton, Oklahoma. In 2013, approximately 41% of Gas Operations’ total throughput was to residential customers and approximately 59% was to commercial and industrial customers.

The table below reflects the number of natural gas distribution customers by state as of December 31, 2013:

	Residential	Commercial/ Industrial	Total Customers
Arkansas	383,454	48,323	431,777
Louisiana	231,508	17,182	248,690
Minnesota	754,575	68,498	823,073
Mississippi	111,016	12,585	123,601
Oklahoma	91,582	10,798	102,380
Texas	1,518,831	89,714	1,608,545
Total Gas Operations	3,090,966	247,100	3,338,066

Gas Operations also provides unregulated services in Minnesota consisting of residential appliance repair and maintenance services along with heating, ventilating and air conditioning (HVAC) equipment sales.

The demand for intrastate natural gas sales to residential customers and natural gas sales and transportation for commercial and industrial customers is seasonal. In 2013, approximately 68% of the total throughput of Gas Operations’ business occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

Supply and Transportation.  In 2013, Gas Operations purchased virtually all of its natural gas supply pursuant to contracts with remaining terms varying from a few months to four years. Major suppliers in 2013 included BP Energy Company/BP Canada Energy

Marketing (16.2% of supply volumes), Cargill, Inc. (13.2%), Tenaska Marketing Ventures (10.5%), Kinder Morgan Tejas Pipeline/Kinder Morgan Texas Pipeline (8.1%), Shell Energy North America (7.8%), Sequent Energy Management (4.5%), Conoco Inc. (4.0%), Mieco Inc. (3.4%), Renaissance (2.7%), and Laclede Energy Resources (2.5%). Numerous other suppliers provided the remaining 27.1% of Gas Operations' natural gas supply requirements. Gas Operations transports its natural gas supplies through various intrastate and interstate pipelines, including those owned by our other subsidiaries, under contracts with remaining terms, including extensions, varying from one to ten years. Gas Operations anticipates that these gas supply and transportation contracts will be renewed or replaced prior to their expiration.

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

Gas Operations owns and operates an underground natural gas storage facility with a capacity of 7.0 billion cubic feet (Bcf). It has a working capacity of 2.0 Bcf available for use during the heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf). It also owns eight propane-air plants with a total production rate of 180,000 Dekatherms (DTH) per day and on-site storage facilities for 12 million gallons of propane (1.0 Bcf natural gas equivalent). It owns a liquefied natural gas plant facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf natural gas equivalent) and a production rate of 72,000 DTH per day.

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

Assets

As of December 31, 2013, Gas Operations owned approximately 73,000 linear miles of natural gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Gas Operations, it owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Gas Operations receives gas are owned, operated and maintained by others, and its distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

Competition

Gas Operations competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly for gas sales to end-users. In addition, as a result of federal regulations affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass Gas Operations' facilities and market and sell and/or transport natural gas directly to commercial and industrial customers.

Energy Services

We offer variable and fixed-priced physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities through CenterPoint Energy Services, Inc. (CES) and its subsidiary, CenterPoint Energy Intrastate Pipelines, LLC (CEIP).

In 2013, CES marketed approximately 600 Bcf of natural gas, related energy services and transportation to approximately 17,500 customers (including approximately 6 Bcf to affiliates) in 21 states. Not included in the 2013 customer count are approximately 8,800 natural gas customers that are served under residential and small commercial choice programs invoiced by their host utility. CES customers vary in size from small commercial customers to large utility companies in the central and eastern regions of the United States.

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

As described above, CES offers its customers a variety of load following services. In providing these services, CES uses its customers' purchase commitments to forecast and arrange its own supply purchases, storage and transportation services to serve customers' natural gas requirements. As a result of the variance between this forecast activity and the actual monthly activity, CES will either have too much supply or too little supply relative to its customers' purchase commitments. These supply imbalances arise each month as customers' natural gas requirements are scheduled and corresponding natural gas supplies are nominated by CES for delivery to those customers. CES' processes and risk control environment are designed to measure and value imbalances on a real-time basis to ensure that CES' exposure to commodity price risk is kept to a minimum. The value assigned to these imbalances is calculated daily and is known as the aggregate Value at Risk (VaR).

Our risk control policy, which is overseen by CenterPoint Energy's Risk Oversight Committee, defines authorized and prohibited trading instruments and trading limits. CES is a physical marketer of natural gas and uses a variety of tools, including pipeline and storage capacity, financial instruments and physical commodity purchase contracts, to support its sales. The CES business optimizes its use of these various tools to minimize its supply costs and does not engage in proprietary or speculative commodity trading. The VaR limit within which CES currently operates, a $4 million maximum, is consistent with CES' operational objective of matching its aggregate sales obligations (including the swing associated with load following services) with its supply portfolio in a manner that minimizes its total cost of supply. In 2013, CES' VaR averaged $0.2 million with a high of $0.7 million.

Assets

CEIP owns and operates approximately 235 miles of intrastate pipeline in Louisiana and Texas and contracts out approximately 2.3 Bcf of storage at its Pierce Junction facility in Texas under long-term leases. In addition, CES leases transportation capacity on various interstate and intrastate pipelines and storage to service its shippers and end-users.

Competition

CES competes with regional and national wholesale and retail gas marketers, including the marketing divisions of natural gas producers and utilities. In addition, CES competes with intrastate pipelines for customers and services in its market areas.

Midstream Investments

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to which Enable became the owner of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services businesses.

As of December 31, 2013, CERC Corp., OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Our investment in Enable is accounted for on an equity basis. Equity earnings associated with CenterPoint Energy's interest in Enable and equity earnings associated with our 25.05% interest in Southeast Supply Header, LLC (SESH) are reported under the Midstream Investments segment.

Enable. Enable’s assets and operations are organized into two business segments: (i) gathering and processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for its producer customers, and (ii) transportation and storage, which provides interstate and intrastate natural gas pipeline transportation and storage service to natural gas producers, utilities and industrial customers.

Enable’s natural gas gathering and processing assets are located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. Enable also owns an emerging crude oil gathering business in the Bakken shale formation that commenced initial operations in November 2013. Enable’s natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As of December 31, 2013, Enable’s assets included approximately 11,000 miles of gathering pipelines, 12 major processing plants with approximately 2.1 Bcf/d of processing capacity, approximately 7,900 miles of interstate pipelines (including SESH), approximately 2,300 miles of intrastate pipelines and eight storage facilities comprising 86.5 Bcf of storage capacity.

Enable’s Gathering and Processing segment. Enable provides gathering, processing, treating, compression, dehydration and natural gas liquids (NGL) fractionation for natural gas producers. Six of Enable’s processing plants in the Anadarko basin are interconnected via its large-diameter, rich gas gathering system in western Oklahoma, which spans 18 counties and has approximately 1.2 Bcf/d of processing capacity. Enable refers to this system as its “super-header” system. Enable has configured this system to optimize the flow of natural gas and the utilization of the processing plants connected to it. Enable has made investments to expand the super-header system, including its newest plant located in Custer County, Oklahoma (the McClure Plant) that was placed in service in December 2013. The McClure Plant increased Enable’s natural gas processing capacity in the basin by over 15%, providing an additional 200 MMcf/d of natural gas processing capacity. Enable expects to continue to grow the capacity of the super-header system through the planned addition of another new cryogenic processing plant and related gathering pipelines. The new plant, which will be located in Grady County, Oklahoma (the Bradley plant), will provide an additional 200 MMcf/d of processing capacity and is expected to be completed in the first quarter of 2015.

Enable’s gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. Enable’s primary competitors are master limited partnerships who are active in the regions where it operates. In the process of selling NGLs, Enable competes against other natural gas processors extracting and selling NGLs.

Enable’s Transportation and Storage segment. Enable’s natural gas transportation and storage business segment consists of its interstate pipelines, its intrastate pipelines and its storage assets. Enable provides pipeline takeaway capacity for natural gas producers from supply basins to market hubs and critical natural gas supply for industrial end users and utilities, such as local distribution companies (LDCs) and power generators. Enable’s interstate pipeline system, including SESH, includes approximately 7,900 miles of transportation pipelines and extends from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois. Enable’s eight storage facilities in Oklahoma, Louisiana and Illinois have 86.5 Bcf of storage capacity.

Enable generates revenue primarily by charging demand fees pursuant to applicable tariffs for the transportation and storage of natural gas on its system.

Enable’s interstate pipelines compete with other interstate and intrastate pipelines. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service.

SESH. CenterPoint Southeastern Pipelines Holding, LLC, a wholly owned subsidiary of CERC Corp., owned a 25.05% interest in SESH as of December 31, 2013. SESH owns a 1.0 Bcf per day, 274-mile interstate pipeline that runs from the Perryville Hub in Louisiana to Coden, Alabama. The pipeline was placed into service in the third quarter of 2008. The rates charged by SESH for interstate transportation services are regulated by the FERC.

On May 1, 2013, we contributed a 24.95% interest in SESH to Enable. CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH.

Other Operations

Our Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Financial Information About Segments

For financial information about our segments, see Note 15 to our consolidated financial statements, which note is incorporated herein by reference.

REGULATION

We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below.

Federal Energy Regulatory Commission

The FERC has jurisdiction under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended, to regulate the transportation of natural gas in interstate commerce and natural gas sales for resale in interstate commerce that are not first sales. The FERC regulates, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The FERC has authority to prohibit market manipulation in connection with FERC-regulated transactions and to impose significant civil and criminal penalties for statutory violations and violations of the FERC’s rules or orders. Our Energy Services business segment markets natural gas in interstate commerce pursuant to blanket authority granted by the FERC.

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

For a discussion of certain of Gas Operations' ongoing regulatory proceedings, see “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of Part II of this report, which discussion is incorporated herein by reference.

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

Pursuant to the 2006 Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) at the Department of Transportation (DOT) issued regulations, effective February 12, 2010, requiring operators of gas distribution pipelines to develop and implement integrity management programs similar to those required for gas transmission pipelines, but tailored to reflect the differences in distribution pipelines. Operators of natural gas distribution systems were required to write and implement their integrity management programs by August 2, 2011. Our natural gas distribution systems met this deadline.

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

We anticipate that compliance with PHMSA's regulations, performance of the remediation activities by CERC's natural gas distribution companies and verification of records on maximum allowable operating pressure will require increases in both capital expenditures and operating costs. The level of expenditures will depend upon several factors, including age, location and operating pressures of the facilities. In particular, the cost of compliance with DOT's integrity management rules will depend on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas, may also affect the costs we incur. Implementation of the 2011 Act by PHMSA may result in other regulations or the reinterpretation of existing regulations that could impact our compliance costs. In addition, we may be subject to DOT's enforcement actions and penalties if we fail to comply with pipeline regulations. Please also see the discussion under “— Midstream Investments — Safety and Health Regulation” below.

Midstream Investments - Rate and Other Regulation

Federal, state, and local regulation of pipeline gathering and transportation services may affect certain aspects of Enable’s business and the market for its products and services.

Interstate Natural Gas Pipeline Regulation

Enable’s interstate pipeline systems — Enable Gas Transmission, LLC (EGT), Enable Mississippi River Transmission, LLC (MRT) and SESH — are subject to regulation by FERC under the Natural Gas Act of 1938 (NGA) and are considered natural gas companies. Natural gas companies may not charge rates that have been determined to be unjust or unreasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. Under the NGA, the rates for service on Enable’s interstate facilities must be just and reasonable and not unduly discriminatory. Generally, the maximum filed recourse rates for interstate pipelines are based on the pipeline’s cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, allowed rate of return, volume throughput and contractual capacity commitment assumptions. Enable’s interstate pipelines business operations may be affected by changes in the demand for natural gas, the available supply and relative price of natural gas in the Mid-continent and Gulf Coast natural gas supply regions and general economic conditions. Tariff changes can only be implemented upon approval by the FERC.

Market Behavior Rules; Posting and Reporting Requirements

On August 8, 2005, Congress enacted the Energy Policy Act of 2005 (EPAct of 2005). Among other matters, the EPAct of 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulation to be prescribed by the FERC and, furthermore, provides the FERC with additional civil penalty authority. On January 19, 2006, the FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct of 2005. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC or the purchase or sale of transportation services subject to the jurisdiction of the FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The EPAct of 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (NGPA) to give the FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules, and orders, up to $1 million per day per violation for violations occurring after August 8, 2005. Should Enable fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, it could be subject to substantial penalties and fines. In addition, the Commodity Futures Trading Commission (CFTC) is directed under the Commodities Exchange Act (CEA) to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

Intrastate Natural Gas Pipeline and Storage Regulation

Enable’s transmission lines are subject to state regulation of rates and terms of service. In Oklahoma, its intrastate pipeline system is subject to regulation by the Oklahoma Corporation Commission. Oklahoma has a non-discriminatory access requirement, which is subject to a complaint-based review. In Illinois, Enable’s intrastate pipeline system is subject to regulation by the Illinois Commerce Commission.

Intrastate natural gas transportation is largely regulated by the state in which the transportation takes place. An intrastate natural gas pipeline system may transport natural gas in interstate commerce provided that the rates, terms, and conditions of such transportation service comply with FERC regulation and Section 311 of the NGPA and Part 284 of the FERC’s regulations. The NGPA regulates, among other things, the provision of transportation and storage services by an intrastate natural gas pipeline on behalf of an interstate natural gas pipeline or a LDC served by an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The rates under Section 311 are maximum rates and Enable may negotiate contractual rates at or below such maximum rates. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Should the FERC determine not to authorize rates equal to or greater than Enable’s currently approved Section 311 rates, its business may be adversely affected.

Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, or failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by FERC and/or the imposition of administrative, civil and criminal penalties, as described under “— Interstate Natural Gas Pipeline Regulation” above.

Natural Gas Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of the facilities Enable considers to be gathering facilities, it believes that its natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s results of operations and cash flows. In addition, if any of Enable’s facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

States may regulate gathering pipelines. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, requirements prohibiting undue discrimination, and in some instances complaint-based rate regulation. Enable’s gathering operations may be subject to ratable take and common purchaser statutes in the states in which they operate. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply and have the effect of restricting Enable’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas.

Enable’s gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Enable’s gathering operations could also be subject to additional safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on Enable’s operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Crude Oil Gathering Regulation

Enable provides interstate transportation on its crude oil gathering system in North Dakota pursuant to a public tariff in accordance with FERC regulatory requirements. Crude oil gathering pipelines that provide interstate transportation service may be regulated as a common carrier by the FERC under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and are to be non-discriminatory or not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, the FERC or interested persons may challenge existing or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. The FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.

For some time now, the FERC has been issuing regulatory assurances that necessarily balance the anti-discrimination and undue preference requirements of common carriage with the expectations of investors in new and expanding petroleum pipelines. There is an inherent tension between the requirements imposed upon a common carrier and the need for owners of petroleum pipelines to be able to enter into long-term, firm contracts with shippers willing to make the commitments which underpin such large capital investments. The FERC’s solution has been to allow carriers to hold an “open season” prior to the in-service date of pipeline, during which time interested shippers can make commitments to the proposed pipeline project. Throughput commitments from interested shippers during an open season can be for firm service or for non-firm service. Typically, such an open season is for a 30-day period, must be publicly announced, and culminates in interested parties entering into transportation agreements with the carrier. Under FERC precedent, a carrier typically may reserve up to 90% of available capacity for the provision of firm service to shippers making a commitment. At least 10% of capacity ordinarily is reserved for “walk-up” shippers.

Midstream Investments - Safety and Health Regulation

Certain of Enable’s facilities are subject to pipeline safety regulations. PHMSA regulates safety requirements in the design, construction, operation and maintenance of jurisdictional natural gas and hazardous liquid pipeline facilities. All natural gas transmission facilities, such as Enable’s interstate natural gas pipelines, are subject to PHMSA’s pipeline safety regulations, but natural gas gathering pipelines are subject to the pipeline safety regulations only to the extent they are classified as regulated gathering pipelines. In addition, several NGL pipeline facilities and crude oil pipeline facilities are regulated as hazardous liquids pipelines. Pursuant to various federal statutes, including the Natural Gas Pipeline Safety Act of 1968 (NGPSA) the DOT, through PHMSA, regulates pipeline safety and integrity. NGL and crude oil pipelines are subject to regulation by PHMSA under the HLPSA which requires PHMSA to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. PHMSA has developed regulations that require natural gas pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high consequence areas (HCAs). Although many of Enable’s pipeline facilities fall within a class that is currently not subject to these integrity management requirements, Enable may incur significant costs and liabilities associated with repair, remediation, preventive or mitigating measures associated with its non-exempt pipelines. Additionally, should Enable fail to comply with DOT or comparable state regulations, it could be subject to penalties and fines. If future DOT pipeline integrity management regulations were to require that Enable expand its integrity managements program to currently unregulated pipelines, including gathering lines, its costs associated with compliance may have a material effect on its operations.

ENVIRONMENTAL MATTERS

Our operations and the operations of Enable are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations;

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to, among other activities:

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane, the principal component of the natural gas that we transport and deliver to customers. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues.  Following a finding by the U.S. Environmental Protection Agency (EPA) that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act. One requires a reduction in emissions of GHGs from motor vehicles beginning January 2, 2011.  The other regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs, commencing when the motor vehicle standards took effect on January 2, 2011. Also, the EPA adopted its “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering, processing and distribution systems and electric distribution systems that emit 25,000 metric tons or more of CO2 equivalent per year.  These additional reporting requirements began in 2012, and we are currently in compliance. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although the adoption of new legislation is uncertain, action by the EPA to impose new standards and reporting requirements regarding GHG emissions continues.  In addition, many states and regions of the United States have begun to regulate GHGs. Our revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.  Conversely, regulatory actions that effectively promote the consumption of natural gas because of its lower emissions characteristics would be expected to beneficially affect us and our natural gas-related businesses.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our businesses.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  To the extent global climate change results in warmer temperatures in our service territories, financial results from our natural gas distribution businesses could be adversely affected through lower gas sales, and Enable's businesses could experience lower revenues.  Another possible effect of climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers. When we cannot deliver natural gas to customers, or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations and the operations of Enable are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The EPA continues to adopt amendments to its regulations regarding maximum achievable control technology for stationary internal combustion engines (sometimes referred to as the RICE MACT rule), the most recent being January 14, 2013.  On August 29, 2013, the EPA announced that it was reconsidering three issues related to the RICE MACT rule, but the agency has not subsequently issued a rule proposal. Compressors and back up electrical generators used by our Natural Gas Distribution segment are generally compliant. Additional rules are expected to be proposed by the EPA this year for compliance by 2016.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Water Discharges

Our operations and the operations of Enable are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

Hazardous Waste

Our operations and the operations of Enable generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment, transport and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste waters produced and other wastes associated with the exploration, development or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that would be subject to RCRA or comparable state law requirements.

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

As of December 31, 2013, we had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites we believe we have responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2013, we had collected $6.3 million from insurance companies to be used for future environmental remediation.

In addition to the Minnesota sites, the EPA and other regulators have investigated MGP sites that were owned or operated by us or may have been owned by one of our former affiliates. We do not expect the ultimate outcome of these investigations will have a material adverse impact on our financial condition, results of operations or cash flows.

Asbestos.  Some facilities owned by our predecessors contain or have contained asbestos insulation and other asbestos-containing materials. We or our predecessor companies have been named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by us, but most existing claims relate to facilities previously owned by our subsidiaries. We anticipate that additional claims like those received may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2013, we had 4,714 full-time employees, 1,099 of which are seconded to Enable and included below under the Midstream Investments business segment. The following table sets forth the number of our employees by business segment:

Business Segment	Number	Number Represented by Unions or Other Collective Bargaining Groups
Natural Gas Distribution	3,475	1,303
Energy Services	140	—
Midstream Investments	1,099	—
Total	4,714	1,303

As of December 31, 2013, approximately 28% of our employees were covered by collective bargaining agreements.

Item 1A. Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business.

Risk Factors Affecting Our Businesses

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover our costs.

Our rates for Gas Operations are regulated by certain municipalities and state commissions based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

Our businesses must compete with alternate energy sources, which could result in our marketing less natural gas, which could have an adverse impact on our results of operations, financial condition and cash flows.

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

Our natural gas distribution and energy services businesses are subject to fluctuations in notional natural gas prices as well as geographic and seasonal natural gas price differentials, which could affect the ability of our suppliers and customers to meet their obligations or otherwise adversely affect our liquidity and results of operations and financial condition.

We are subject to risk associated with changes in the notional price of natural gas as well as geographic and seasonal natural gas price differentials. Increases in natural gas prices might affect our ability to collect balances due from our customers and, for Gas Operations, could create the potential for uncollectible accounts expense to exceed the recoverable levels built into our tariff rates. In addition, a sustained period of high natural gas prices could (i) apply downward demand pressure on natural gas consumption in the areas in which we operate, thereby resulting in decreased sales and revenues and (ii) increase the risk that our suppliers or customers fail or are unable to meet their obligations. An increase in natural gas prices would also increase our working capital requirements by increasing the investment that must be made in order to maintain natural gas inventory levels.  Additionally, a decrease in natural gas prices could increase the amount of collateral that we must provide under our hedging arrangements.

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

A substantial portion of our revenues is derived from natural gas sales. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in natural gas usage, with revenues being higher during the winter months.

The states in which we provide regulated local gas distribution may, either through legislation or rules, adopt restrictions regarding organization, financing and affiliate transactions that could have significant adverse impacts on our ability to operate.

Proposals have been put forth in some of the states in which we do business to give state regulatory authorities increased jurisdiction and scrutiny over organization, capital structure, intracompany relationships and lines of business that could be pursued by registered holding companies and their affiliates that operate in those states. Some of these frameworks attempt to regulate financing activities, acquisitions and divestitures, and arrangements between the utilities and their affiliates, and to restrict the level of non-utility business that can be conducted within the holding company structure. Additionally, they may impose record-keeping, record access, employee training and reporting requirements related to affiliate transactions and reporting in the event of certain downgrading of the utility’s credit rating.

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

As of December 31, 2013, we had $2.3 billion of outstanding indebtedness on a consolidated basis. As of December 31, 2013, approximately $325 million of this debt is required to be paid through 2016. This amount excludes approximately $38 million borrowed from the money pool.  Our future financing activities may be significantly affected by, among other things:

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2013, CenterPoint Energy and its subsidiaries other than us had approximately $269 million principal amount of debt required to be paid through 2016.  This amount excludes principal repayments of approximately $1.1 billion on transition and system restoration bonds, for which dedicated revenue streams exist, and indexed debt securities obligations. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness and liquidity could be adversely affected. In addition, CenterPoint Energy or its other subsidiaries or affiliates may from time to time acquire or dispose of assets or businesses or enter into joint ventures or other transactions that could adversely impact the credit capacity, credit ratings or liquidity of CenterPoint Energy or its other subsidiaries or affiliates, which, as a result, could adversely impact our credit ratings and liquidity. Also, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy. If CenterPoint Energy or the affiliates that borrow any funds that we might invest from time to time in the money pool were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates participating in the money pool could be adversely impacted.

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

We and our subsidiaries use derivative instruments, such as swaps, options, futures and forwards, to manage our commodity, weather and financial market risks. Enable may also use such instruments from time to time to manage its commodity and financial market risk. We, our subsidiaries or Enable could recognize financial losses as a result of volatility in the market values of these contracts, or should a counterparty fail to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

We derive a substantial portion of our operating income from subsidiaries through which we hold a substantial portion of our assets.

We derive a substantial portion of our operating income from, and hold a substantial portion of our assets through, our subsidiaries. As a result, we depend on distributions from our subsidiaries, including Enable, in order to meet our payment obligations. In general, these subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those limiting the legal sources of dividends, limit our subsidiaries’ ability to make payments or other distributions to us, and our subsidiaries could agree to contractual restrictions on their ability to make distributions.

For a discussion of risks that may impact the amount of cash distributions we receive with respect to our interests in Enable, please read “—Additional Risk Factors Affecting our Interests in Enable Midstream Partners, LP — Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.”

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

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of natural gas pipelines and distribution systems, and gas gathering and processing systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations;

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	impacting the demand for our services by directly or indirectly affecting the use or price of natural gas.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

Prior to the distribution of CenterPoint Energy's ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

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

Cyber-attacks, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows or the results of operations, financial condition and cash flows of Enable.
We and Enable are subject to cyber-security risks related to breaches in the systems and technology used (i) to manage operations and other business processes and (ii) to protect sensitive information maintained in the normal course of business. The distribution of natural gas to our customers and the gathering, processing and transportation of natural gas or other commodities from Enable’s gathering, processing and pipeline facilities, are dependent on communications among Enable’s facilities and with third-party systems that may be delivering natural gas or other commodities into or receiving natural gas and other products from Enable’s facilities. Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability or Enable’s ability to conduct operations and control assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt operations and critical business functions, adversely affect reputation, and subject us or Enable to possible legal claims and liability. Neither we nor Enable is fully insured against all cyber-security risks, any of which could have a material adverse effect on either our, or Enable’s, results of operations, financial condition and cash flows. In addition, gas distribution and pipeline systems may be targets of terrorist activities that could disrupt either our or Enable’s ability to conduct our respective businesses and have a material adverse effect on either our or Enable’s results of operations, financial condition and cash flows.
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

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services or Enable's services.

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha, Qatar in 2012. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. In addition, the EPA expanded its existing GHG emissions reporting requirements to include upstream petroleum and natural gas systems that emit 25,000 metric tons of CO2 equivalent per year. These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.  As a distributor and transporter of natural gas and consumer of natural gas in our pipeline and gathering businesses, our or Enable's revenues, operating costs and capital requirements could be adversely affected as a result of any regulatory action that would require installation of new control technologies or a modification of our operations or would have the effect of reducing the consumption of natural gas. Likewise, incentives to conserve energy or use energy sources other than natural gas could result in a decrease in demand for our services.

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

Additional Risk Factors Affecting Our Interests in Enable Midstream Partners, LP

We hold a substantial limited partnership interest in Enable (58.3% of Enable’s outstanding limited partnership interests as of December 31, 2013), as well as 50% of the management rights in Enable’s general partner and a 40% interest in the incentive distribution rights held by Enable’s general partner. Accordingly, our future earnings, results of operations, cash flows and financial condition will be affected by the performance of Enable, the amount of cash distributions we receive from Enable and the value of our interests in Enable. Factors that may have a material impact on Enable’s performance and cash distributions, and the value of our interests in Enable, include the risk factors outlined below, as well as the risks described elsewhere under “Risk Factors” that are applicable to Enable.

Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. Following an initial public offering of Enable, (i) we expect that both CERC Corp. and OGE will hold their limited partnership interests in Enable in the form of both common units and subordinated units, and (ii) Enable is expected to pay a specified minimum quarterly distribution on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”). The principal difference between Enable’s common units and subordinated units is that in any quarter during the applicable subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on common units from prior quarters. If Enable does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions. Accordingly, if Enable is unable to pay its minimum quarterly distribution following is initial public offering, the amount of cash distributions we receive from Enable may be adversely affected. Enable may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution. The amount of cash Enable can distribute on its units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas and crude oil that it handles;

•	the prices of, levels of production of, and demand for natural gas and crude oil;

•	the volume of natural gas and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other midstream energy companies;

•	adverse effects of governmental and environmental regulation;

•	the level of its operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•	the level and timing of its capital expenditures;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in its debt agreements;

•	the amount of cash reserves established by its general partner; and

•	other business risks affecting its cash levels.
We are not able to exercise control over Enable, which entails certain risks.

Enable is controlled equally by CERC Corp. and OGE, who each own 50% of the management rights in the general partner of Enable. The general partner of Enable is currently governed by a board made up of an equal number of representatives designated by each of us and OGE and an independent director. In addition, until the completion of Enable’s initial public offering, ArcLight will have approval rights over certain material activities of Enable, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties, and acquiring, pledging or disposing of certain material assets. Following completion of Enable’s initial public offering, the board of directors of Enable’s general partner is expected to be composed of an equal number of directors appointed by OGE and by us, the president and chief executive officer of Enable’s general partner and up to three directors who are independent as defined under the independence standards established by the New York Stock Exchange. Accordingly, we are not able to exercise control over Enable.

We may not realize the benefits we expect from our interests in Enable.

Enable may under-perform, causing our financial results to differ from our own or the investment community's expectations. In addition, Enable may not be able to achieve anticipated operational and commercial synergies or realize expected growth opportunities. The success of Enable will in part depend on its ability to integrate the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations include, among others:

•	implementing our business plan for the combined business;

•	changes in applicable laws and regulations or conditions imposed by regulators;

•	retaining key employees;

•	operating risks inherent in the contributed businesses;

•	realizing growth, revenue and expense targets; and

•	unanticipated issues, costs, obligations and liabilities.

Although we jointly control Enable with OGE, we may have conflicts of interest with Enable that could subject us to claims that we have breached our fiduciary duty to Enable and its unitholders.

CERC Corp. and OGE each own 50% of the management rights in Enable’s general partner, as well as limited partnership interests in Enable, and interests in the incentive distribution rights held by Enable’s general partner. Conflicts of interest may arise between us and Enable and its unitholders. In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of Enable and its unitholders as long as the resolution does not conflict with Enable’s partnership agreement. These circumstances could subject us to claims that, in favoring our own interests and those of our affiliates, we breached a fiduciary duty to Enable or its unitholders.

Enable’s contracts are subject to renewal risks.

Enable generates a substantial portion of its gross margins under long-term, fee-based agreements. As these and other contracts expire, Enable may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. Enable may be unable to obtain new contracts on favorable commercial terms, if at all. It also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of its contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with fixed-fee or fixed-margin contracts may desire to enter into contracts under different fee arrangements. To the extent Enable is unable to renew its existing contracts on terms that are favorable to it, if at all, or successfully manage its overall contract mix over time, its revenue, results of operations and distributable cash flow could be adversely affected.

Enable depends on a small number of customers for a significant portion of its firm transportation and storage services revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of its transportation and storage services and its consolidated financial position, results of operations and its ability to make cash distributions.

Enable provides firm transportation and storage services to certain key customers on its system. Its major transportation customers are affiliates of CenterPoint Energy, Laclede Group (Laclede), OGE, American Electric Power Company, Inc. (AEP) and Exxon Mobil Corporation (Exxon). Enable’s interstate transportation and storage assets were designed and built to serve affiliates of CenterPoint Energy, Laclede, OGE and AEP.

MRT's firm transportation and storage contracts with Laclede are scheduled to expire in 2015 and 2016. The primary terms of EGT's firm transportation and storage contracts with CERC’s natural gas distribution business will expire in 2018.

Enable’s firm transportation contract with an affiliate of AEP expires January 1, 2015 and will remain in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. The stated term of the OG&E transportation and storage contract expired April 30, 2009, but the contract remained in effect from year to year thereafter. On January 31, 2014, OG&E provided written notice of termination of the contract, effective April 30, 2014. Negotiations regarding the new contract are ongoing, and there can be no assurance that the new contract will be agreed upon, or, if agreed upon, that the terms of the new contract will be as favorable to Enable as the expiring contract.

The loss of all or even a portion of the interstate or intrastate transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect Enable’s consolidated financial position, results of operations and its ability to make cash distributions.

Enable’s businesses are dependent, in part, on the drilling and production decisions of others.

Enable’s businesses are dependent on the continued availability of natural gas and crude oil production. Enable has no control over the level of drilling activity in its areas of operation, the amount of reserves associated with wells connected to its systems or the rate at which production from a well declines. In addition, Enable’s cash flows associated with wells currently connected to its systems will decline over time. To maintain or increase throughput levels on its gathering and transportation systems and the asset utilization rates at its natural gas processing plants, Enable’s customers must continually obtain new natural gas and crude oil supplies. The primary factors affecting Enable’s ability to obtain new supplies of natural gas and crude oil and attract new customers to its assets are the level of successful drilling activity near these systems, its ability to compete for volumes from successful new wells and its ability to expand capacity as needed. If Enable is not able to obtain new supplies of natural gas and crude oil to replace the natural decline in volumes from existing wells, throughput on its gathering, processing, transportation and storage facilities will decline, which could have a material adverse effect on its results of operations and distributable cash flow. Enable has no control over producers or their drilling and production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;

•	demand for natural gas, NGLs and crude oil;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the availability of drilling rigs and other costs of production and equipment.

Fluctuations in energy prices can also greatly affect the development of new natural gas and crude oil reserves. Drilling and production activity generally decreases as commodity prices decrease. In general terms, the prices of natural gas, crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond Enable’s control. Because of these factors, even if new natural gas or crude oil reserves are known to exist in areas served by Enable’s assets, producers may choose not to develop those reserves. Declines in natural gas or crude oil prices can have a negative impact on exploration, development and production activity and, if sustained, could lead to decreases in such activity. A sustained decline could also lead producers to shut in production from their existing wells. Sustained reductions in exploration or production activity in Enable’s areas of operation could lead to further reductions in the utilization of its systems, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions.

In addition, it may be more difficult to maintain or increase the current volumes on Enable’s gathering systems, as several of the formations in the unconventional resource basins in which it operates generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Should Enable determine that the economics of its gathering assets do not justify the capital expenditures needed to grow or maintain volumes associated therewith, Enable may reduce such capital expenditures, which could cause revenues associated with these assets to decline over time. In addition to capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require Enable to incur higher maintenance capital expenditures relative to throughput over time, which will reduce its distributable cash flow.

Because of these and other factors, even if new reserves are known to exist in areas served by Enable’s assets, producers may choose not to develop those reserves. Reductions in drilling activity would result in Enable's inability to maintain the current levels of throughput on its systems and could have a material adverse effect on its results of operations and distributable cash flow.

Enable’s industry is highly competitive, and increased competitive pressure could adversely affect its results of operations and distributable cash flow.

Enable competes with similar enterprises in its respective areas of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Enable’s competitors include large crude oil, natural gas and petrochemical companies that have greater financial resources and access to supplies of natural gas, NGLs and crude oil than Enable. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services Enable provides to its customers. Excess pipeline capacity in the regions served by Enable’s interstate pipelines could also increase competition and adversely impact Enable’s ability to renew or enter into new contracts with respect to its available capacity when existing contracts expire. In addition, Enable’s customers that are significant producers of natural gas may develop their own gathering, processing, transportation and storage systems in lieu of using Enable’s systems. Enable’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, transportation and transportation services. All of these competitive pressures could adversely affect Enable’s results of operations and distributable cash flow.

Enable may not be able to recover the costs of its substantial planned investment in capital improvements and additions, and the actual cost of such improvements and additions may be significantly higher than it anticipates.

Enable’s business plan calls for extensive investment in capital improvements and additions. The construction of additions or modifications to Enable’s existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond Enable’s control and may require the expenditure of significant amounts of capital, which may exceed its estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, Enable’s revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if Enable expands an existing pipeline or constructs a new pipeline, the construction may occur over an extended period of time, and Enable may not receive any material increases in revenues or cash flows until the project is completed. In addition, Enable may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve Enable’s expected investment return, which could adversely affect its results of operations and its ability to make cash distributions.

In connection with Enable’s capital investments, Enable may engage a third party to estimate potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent Enable relies on estimates of future production in deciding to construct additions to its systems, those estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating future production. As a result, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect Enable’s results of operations and its ability to make cash distributions. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable and Enable may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Enable’s results of operations and its ability to make cash distributions could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect Enable’s results of operations and its ability to make cash distributions.

Enable’s results of operations and its ability to make cash distributions could be negatively affected by adverse movements in the prices of natural gas, NGLs and crude oil depending on factors that are beyond its control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, LNG, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

Enable’s keep-whole natural gas processing arrangements expose it to fluctuations in the pricing spreads between NGL prices and natural gas prices. Under these arrangements, the processor processes raw natural gas to extract NGLs and pays to the producer the natural gas equivalent Btu value of raw natural gas received from the producer in the form of either processed natural gas or its cash equivalent. The processor is generally entitled to retain the processed NGLs and to sell them for its own account. Accordingly, the processor’s margin is a function of the difference between the value of the NGLs produced and the cost of the processed natural gas used to replace the natural gas equivalent Btu value of those NGLs. Therefore, if natural gas prices increase and NGL prices do not increase by a corresponding amount, the processor has to replace the Btu of natural gas at higher prices and processing margins are negatively affected.

Under Enable’s percent-of-proceeds and percent-of-liquids natural gas processing agreements, the processor generally gathers raw natural gas from producers at the wellhead, transports the natural gas through its gathering system, processes the natural gas and sells the processed natural gas and/or NGLs at prices based on published index prices. The price paid to producers is based on an agreed percentage of the actual proceeds of the sale of processed natural gas, NGLs or both, or the expected proceeds based on an index price. These arrangements expose Enable to risks associated with the price of natural gas and NGLs.

At any given time, Enable’s overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that it is a net buyer of natural gas) and a net long position in NGLs (meaning that it is a net seller of NGLs). As a result, Enable’s gross margin could be adversely impacted to the extent the price of NGLs decreases in relation to the price of natural gas.

Enable has limited experience in the crude oil gathering business.

In November 2013, Enable commenced initial operations on a new crude oil gathering pipeline system in North Dakota’s Bakken shale formation, and Enable expects to place additional related assets in service in 2014. The gathering system, located in Dunn and McKenzie Counties in North Dakota, has a planned capacity of up to 19,500 barrels per day. These facilities are the first crude oil gathering system that Enable has built and operated. Other operators of gathering systems in the Bakken shale formation may have more experience in the construction, operation and maintenance of crude oil gathering systems than Enable. This relative lack of experience may hinder Enable’s ability to fully implement its business plan in a timely and cost efficient manner, which, in turn, may adversely affect its results of operations and its ability to make cash distributions.

Enable provides certain transportation and storage services under long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if its cost to perform such services exceeds the revenues received from such contracts, and, as a result, Enable’s costs could exceed its revenues received under such contracts.

Enable has been authorized by the FERC to provide transportation and storage services at its facilities at negotiated rates. Generally, negotiated rates are in excess of the maximum recourse rates allowed by the FERC, but it is possible that costs to perform services under “negotiated rate” contracts will exceed the revenues obtained under these agreements. If this occurs, it could decrease the cash flow realized by Enable’s systems and, therefore, decrease the cash it has available for distribution.

“Negotiated rate” contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by the FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies.

If third-party pipelines and other facilities interconnected to Enable’s gathering, processing or transportation facilities become partially or fully unavailable for any reason, Enable’s results of operations and its ability to make cash distributions could be adversely affected.

Enable depends upon third-party natural gas pipelines to deliver natural gas to, and take natural gas from, its transportation systems. Enable also depends on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of the processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of Enable’s processing plants, and a prolonged outage or disruption could ultimately result in a reduction in the volume of NGLs Enable is able to produce. Additionally, Enable depends on third parties to provide electricity for compression at many of its facilities. Since Enable does not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within its control. If any of these third-party pipelines or other facilities become partially or fully unavailable for any reason, Enable’s results of operations and its ability to make cash distributions to unitholders could be adversely affected.

Enable does not own all of the land on which its pipelines and facilities are located, which could disrupt its operations.

Enable does not own all of the land on which its pipelines and facilities have been constructed, and it is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Enable may obtain the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. A loss of these rights, through Enable’s inability to renew right-of-way contracts or otherwise, could cause it to cease operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere and adversely affect its results of operations and ability to make cash distributions.

Enable conducts a portion of its operations through joint ventures, which subject it to additional risks that could have a material adverse effect on the success of these operations and Enable’s financial position and results of operations.

Enable conducts a portion of its operations through joint ventures with third parties, including affiliates of Spectra Energy Corp, DCP Midstream Partners, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. Enable may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside Enable’s control. If these parties do not satisfy their obligations under these arrangements, Enable’s business may be adversely affected.

Enable’s joint venture arrangements may involve risks not otherwise present when operating assets directly. For example, Enable’s joint venture partners may share certain approval rights over major decisions or be in a position to take actions contrary to Enable’s instructions or requests or contrary to its policies or objectives.

These risks or the failure to continue Enable’s joint ventures or to resolve disagreements with Enable’s joint venture partners could adversely affect Enable’s ability to transact the business that is the subject of such joint venture, which would in turn negatively affect Enable’s financial condition and results of operations.

Enable’s business involves many hazards and operational risks, some of which may not be fully covered by insurance. Insufficient insurance coverage and increased insurance costs could adversely impact its results of operations and its ability to make cash distributions.

Enable’s operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	leaks of natural gas, crude oil and other hydrocarbons or losses of natural gas and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property, plant and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of Enable’s operations. A natural disaster or other hazard affecting the areas in which Enable operates could have a material adverse effect on its operations. Enable is not fully insured against all risks inherent in its business. We and OGE currently have general liability and property insurance in place to cover certain of Enable’s facilities in amounts that we consider appropriate. Such policies are subject to certain limits and deductibles. Enable does not have business interruption insurance coverage for all of its operations. Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of Enable’s facilities may not be sufficient to restore the loss or damage without negative impact on its results of operations and its ability to make cash distributions.

Enable’s ability to grow is dependent on its ability to access external financing sources.

Enable expects that it will distribute all of its “available cash” to its unitholders following its initial public offering. As a result, Enable is expected to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent Enable is unable to finance growth externally, Enable’s cash distribution policy will significantly impair its ability to grow. In addition, because Enable is expected to distribute all of its available cash, its growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

To the extent Enable issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that Enable will be unable to maintain or increase its per unit distribution level, which in turn may impact the available cash that it has to distribute on each unit. There are no limitations in Enable’s partnership agreement on its ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt by Enable to finance its growth strategy would result in increased interest expense, which in turn may negatively impact the available cash that Enable has to distribute to its unitholders.

If Enable does not make acquisitions or is unable to make acquisitions on economically acceptable terms, its future growth will be limited.

Enable’s ability to grow depends, in part, on its ability to make acquisitions that result in an increase in its cash generated from operations. If Enable is unable to make accretive acquisitions either because: (i) it is unable to identify attractive acquisition targets or it is unable to negotiate purchase contracts on acceptable terms, (ii) it is unable to obtain acquisition financing on economically acceptable terms, or (iii) it is outbid by competitors, then its future growth and ability to increase distributions will be limited.

Enable’s debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2013, Enable had approximately $1.9 billion of long-term debt outstanding and $200 million of short-term debt outstanding, excluding the premiums on senior notes. Enable has $363 million of long-term notes payable-affiliated companies due to CenterPoint Energy. Enable has a $1.4 billion revolving credit facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.1 billion was available as of December 31, 2013. As of January 2014, Enable has the ability to issue up to $1.4 billion in commercial paper, subject to available borrowing capacity under its revolving credit facility and market conditions. Enable will continue to have the ability to incur additional debt, subject to limitations in its credit facilities. The levels of Enable’s debt could have important consequences, including the following:

•
the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms, if at all;

•	a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations, future business opportunities and distributions;

•	Enable’s debt level will make it more vulnerable to competitive pressures or a downturn in its business or the economy generally; and

•	Enable’s debt level may limit its flexibility in responding to changing business and economic conditions.

Enable’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond Enable’s control. If operating results are not sufficient to service current or future indebtedness, Enable may be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. These actions may not be effected on satisfactory terms, or at all.

Enable’s credit facilities contain operating and financial restrictions, including covenants and restrictions that may be affected by events beyond Enable’s control, which could adversely affect its business, financial condition, results of operations and ability to make quarterly distributions.

Enable’s credit facilities contain customary covenants that, among other things, limit its ability to:

•	permit its subsidiaries to incur or guarantee additional debt;

•	incur or permit to exist certain liens on assets;

•	dispose of assets;

•	merge or consolidate with another company or engage in a change of control;

•	enter into transactions with affiliates on non-arm’s length terms; and

•	change the nature of its business.

Enable’s credit facilities also require it to maintain certain financial ratios. Enable’s ability to meet those financial ratios can be affected by events beyond its control, and we cannot assure you that it will meet those ratios. In addition, Enable’s credit facilities contain events of default customary for agreements of this nature.

Enable’s ability to comply with the covenants and restrictions contained in its credit facilities may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Enable’s ability to comply with these covenants may be impaired. If Enable violates any of the restrictions, covenants, ratios or tests in its credit facilities, a significant portion of its indebtedness may become immediately due and payable. In addition, Enable’s lenders’ commitments to make further loans to it under the revolving credit facility may be suspended or terminated. Enable might not have, or be able to obtain, sufficient funds to make these accelerated payments.

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect Enable’s results of operations and its ability to make cash distributions.

Enable is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase its costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.

There is inherent risk of the incurrence of environmental costs and liabilities in Enable’s operations due to its handling of natural gas, NGLs and crude oil, air emissions related to its operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources.

These laws and regulations can restrict or impact Enable’s business activities in many ways, such as restricting the way it can handle or dispose of wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from Enable’s properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under its control. Private parties, including the owners of the properties through which Enable’s gathering systems pass and facilities where its wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of Enable’s pipelines could subject it to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Enable may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact Enable’s customers’ production and operations, resulting in less demand for its services.

Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by Enable’s customers, which could adversely affect its results of operations and ability to make cash distributions.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Many of Enable’s customers commonly use hydraulic fracturing techniques in their drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, Congress from time to time has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act (SDWA) and to require disclosure of the chemicals used in the hydraulic fracturing process. Some states have adopted, and other states are considering adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Enable’s oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for Enable’s services to those customers.

In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. A draft final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources is currently expected to be available for public comment and peer review in 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources, including hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Enable’s operations are subject to extensive regulation by federal regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on Enable’s results of operations and ability to make cash distributions.

The rates charged by several of Enable’s pipeline systems, including for interstate gas transportation service provided by its intrastate pipelines, are regulated by the FERC. The FERC and state regulatory agencies also regulate other terms and conditions of the services Enable may offer. If one of these regulatory agencies, on its own initiative or due to challenges by third parties, were to lower its tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service Enable might propose or offer, the profitability of Enable's pipeline businesses could suffer. If Enable were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which could also limit its profitability. Furthermore, competition from other pipeline systems may prevent Enable from raising its tariff rates even if regulatory agencies permit it to do so. The regulatory agencies that regulate Enable’s systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for Enable’s services or otherwise adversely affect its financial condition, results of operations and cash flows and its ability to make cash distributions.

Enable’s natural gas interstate pipelines are regulated by the FERC under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or the NGPA, and the Energy Policy Act of 2005, or EPAct of 2005. Generally, the FERC’s authority over interstate natural gas transportation extends to:

•	rates, operating terms, conditions of service and service contracts;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities or expansion of existing facilities;

•	maintenance of accounts and records;

•	acquisition and disposition of facilities;

•	initiation and discontinuation of services;

•	depreciation and amortization policies;

•	conduct and relationship with certain affiliates;

•	market manipulation in connection with interstate sales, purchases or natural gas transportation; and

•	various other matters.

The FERC’s jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to expansions, lateral and other facilities and abandonment of facilities and services. Prior to commencing construction of significant new interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or an order amending its existing certificate, from the FERC. Certain minor expansions are authorized by blanket certificates that the FERC has issued by rule. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any failure by an agency to issue sufficient authorizations or permits in a timely manner for one or more of these projects may mean that Enable will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that Enable did not anticipate. Enable’s inability to obtain sufficient permits and authorizations in a timely manner could materially and negatively impact the additional revenues expected from these projects.

The FERC conducts audits to verify compliance with the FERC’s regulations and the terms of its orders, including whether the websites of interstate pipelines accurately provide information on the operations and availability of services. The FERC’s regulations require uniform terms and conditions for service, as set forth in agreements for transportation and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the standard form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require Enable to seek modification, or alternatively require it to modify its tariff so that the non-conforming provisions are generally available to all customers.

The rates, terms and conditions for transporting natural gas in interstate commerce on certain of Enable’s intrastate pipelines and for services offered at certain of its storage facilities are subject to the jurisdiction of the FERC under Section 311 of the NGPA. Rates to provide such interstate transportation service must be “fair and equitable” under the NGPA and are subject to review, refund with interest if found not to be fair and equitable, and approval by the FERC at least once every five years.

Enable’s crude oil gathering pipelines are subject to common carrier regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that Enable maintain tariffs on file with the FERC setting forth the rates it charges for providing transportation services, as well as the rules and regulations governing such services. The ICA requires, among other things, that Enable’s rates must be “just and reasonable” and that it provides service in a manner that is nondiscriminatory.

Enable’s operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect its results of operations and its ability to make cash distributions.

Enable’s pipeline operations that are not regulated by the FERC may be subject to state and local regulation applicable to intrastate natural and transportation services. The relevant states in which Enable operates include North Dakota, Oklahoma, Arkansas, Louisiana, Texas, Missouri, Kansas, Mississippi, Tennessee and Illinois. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. We cannot predict what effect, if any, such changes might have on Enable’s operations, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect Enable’s business. Any such state or local regulation could have an adverse effect on its business and the results of its operations.

Enable’s gathering lines may be subject to ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict Enable’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport oil or natural gas. Federal law leaves economic regulation of natural gas gathering to the states. The states in which Enable operates have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to access to oil and natural gas gathering pipelines and rate discrimination.

Other state regulations may not directly regulate Enable’s business, but may nonetheless affect the availability of natural gas for processing, including state regulation of production rates and maximum daily production allowable from gas wells. While Enable’s gathering lines are currently subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the regulatory status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

A change in the jurisdictional characterization of some of Enable’s assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of its assets, which may cause its revenues to decline and operating expenses to increase.

Enable’s natural gas gathering and intrastate transportation operations are generally exempt from the jurisdiction of the FERC under the NGA, but FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that the FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although the FERC has not made a formal determination with respect to all of Enable’s facilities it considers to be gathering facilities, Enable believe that its natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and are therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of Enable’s gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect Enable’s financial condition, results of operations and cash flows and its ability to make cash distributions. In addition, if any of Enable’s facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by the FERC.

Natural gas gathering may receive greater regulatory scrutiny at the state level; therefore, Enable’s natural gas gathering operations could be adversely affected should they become subject to the application of state regulation of rates and services. Enable’s gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on Enable’s operations, but Enable could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

Enable may incur significant costs and liabilities resulting from pipeline integrity and other similar programs and related repairs.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located in “high consequence areas,” which are those areas where a leak or rupture could do the most harm. The regulations require operators, including Enable, to, among other things:

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Although many of Enable’s pipelines fall within a class that is currently not subject to these requirements, it may incur significant cost and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt pipelines. Should Enable fail to comply with DOT or comparable state regulations, it could be subject to penalties and fines. Also, the scope of the integrity management program and other related pipeline safety programs could be expanded in the future.

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

Energy Services

For information regarding the properties of our Energy Services business segment, please read “Business — Our Business — Energy Services — Assets” in Item 1 of this report, which information is incorporated herein by reference.

Midstream Investments

For information regarding the properties of our Midstream Investments business segment, please read “Business — Our Business — Midstream Investments” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.  Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Business — Regulation” and “Business — Environmental Matters” in Item 1 of this report, “Management's Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Regulatory Matters” in Item 7 of this report and Note 13(d) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the 1,000 outstanding shares of CERC Corp.’s common stock are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

No dividends were paid to our parent in 2013, 2012 or 2011.

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

Background

We own and operate natural gas distribution systems in six states. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of December 31, 2013, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy).

Business Segments

Because we are an indirect wholly owned subsidiary of CenterPoint Energy, our determination of reportable segments considers the strategic operating units under which CenterPoint Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. In this section, we discuss our results on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. The results of our business operations are significantly impacted by weather, customer growth, economic conditions, cost management, competition, rate proceedings before regulatory agencies and other actions of the various regulatory agencies to which we are subject. Our natural gas distribution services are subject to rate regulation. A summary of our reportable business segments as of December 31, 2013 is set forth below:

Natural Gas Distribution

We own and operate our regulated natural gas distribution business (Gas Operations), which engages in intrastate natural gas sales to, and natural gas transportation for, approximately 3.3 million residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

Energy Services

Our operations also include non-rate regulated natural gas sales to, and transportation services for, commercial and industrial customers in 21 states in the central and eastern regions of the United States.

Midstream Investments

We have a significant equity investment in Enable, an unconsolidated subsidiary that owns, operates and develops natural gas and crude oil assets. Our Midstream Investments segment includes equity earnings associated with the operations of Enable and a 25.05% interest in SESH currently owned by CERC.

Other Operations

Our other operations business segment includes unallocated corporate costs and inter-segment eliminations.

EXECUTIVE SUMMARY

Factors Influencing Our Businesses

We are an energy delivery company. The majority of our revenues are generated from the sale of natural gas by our subsidiaries. To assess our financial performance, our management primarily monitors operating income and cash flows from our business segments. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business segments, including the number of customers, throughput, use per customer, commodity prices and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

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

Performance of our Natural Gas Distribution business segment is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis.  In 2012, every state in which we distribute natural gas had the warmest winter on record. In 2013, we experienced a colder than normal spring and very cold weather in November and December in Houston and all of the states in which we have gas customers. In recent years, customers have typically reduced their energy consumption, and reduced consumption can adversely affect our results. However, due to more affordable energy prices and continued economic improvement in the areas we serve, the trend toward lower usage has slowed in some of the areas we serve.  In addition, in many of our service areas, particularly in the Houston area and in Minnesota, we have benefited from a growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this trend will continue as the regions’ economies resume typical growth.  The profitability of our businesses is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our gas distribution rates.

Our Energy Services business segment contracts with customers for transportation, storage and sales of natural gas on an unregulated basis.  Its operations serve customers in the central and eastern regions of the United States.  The segment benefits from favorable price differentials, either on a geographic basis or on a seasonal basis. While this business utilizes financial derivatives to hedge its exposure to price movements, it does not engage in speculative or proprietary trading and maintains a low value at risk level, or VaR, to avoid significant financial exposures.  Lower geographic and seasonal price differentials during 2013, 2012 and 2011 adversely affected results for this business segment.

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

Factors Influencing Our Midstream Investments Segment
The results of our Midstream Investments segment are primarily dependent upon the results of Enable, which are driven primarily by the volume of natural gas that Enable gathers, processes and transports across its systems, which depends significantly on the level of production from natural gas wells connected to its systems. Aggregate production volumes are affected by the overall amount of drilling and completion activity, as production must be maintained or increased by new drilling or other activity, because the production rate of a natural gas well declines over time. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and government regulations. The level of drilling is expected to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity.

To maintain and increase gathering throughput volumes on its systems, Enable must continue to contract its capacity to shippers, including producers and marketers. Enable’s transportation and storage systems compete for customers based on the type of service a customer needs, operating flexibility, receipt and delivery points and geographic flexibility and available capacity and price. To maintain and increase Enable’s transportation and storage volumes, it must continue to contract its capacity to shippers, including producers, marketers, LDCs, power generators and end-users.

Enable’s operation and maintenance expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. The current high levels of crude oil exploration, development and production activities are increasing competition for personnel and equipment. This increased competition is placing upward pressure on the prices Enable pays for labor, supplies and miscellaneous equipment. To the extent Enable is unable to procure necessary services or offset higher costs, its operating results will be negatively affected.

Our Midstream Investments segment currently includes a 25.05% interest in SESH owned by CERC that may be contributed by CERC to Enable in the future, upon exercise of certain put or call rights under which CERC would contribute to Enable CERC’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised (which may be no earlier than May 2014 and May 2015 for a 24.95% and a 0.1% interest, respectively). If CERC were to exercise such put right or Enable were to exercise such call right, CERC’s retained interest in SESH would be contributed to Enable in exchange for consideration consisting of a certain number of limited partnership units in Enable (subject to certain antidilution adjustments) for a 24.95% and a 0.1% interest in SESH, respectively, and, subject to certain restrictions, a cash payment, payable either from CERC to Enable or from Enable to CERC for changes in the value of SESH.

Significant Events

Enable Midstream Partners. On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable Midstream Partners, LP (Enable) as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable pursuant to the terms of the MFA. In connection with the closing (i) we converted our direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) we contributed to Enable our equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries, and a 24.95% interest in Southeast Supply Header, LLC (SESH), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC, to Enable. Enable owns substantially all of our former Interstate Pipelines and Field Services business segments, except for our retained 25.05% interest in SESH.

As of December 31, 2013, we, OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by us and OGE; each own 50% of the management rights in the general partner of Enable. We and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.
On May 1, 2013, Enable (i) entered into a $1.05 billion three-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to us, and (iii) entered into a $1.4 billion senior unsecured revolving credit facility.
As a result of the formation of Enable, we no longer have Interstate Pipelines or Field Services business segments. Enable is an unconsolidated subsidiary which we account for on an equity basis. Equity earnings associated with our interest in Enable and our retained 25.05% interest in SESH are reported under our Midstream Investments segment. For a further description of our reportable business segments, see Note 15 to our consolidated financial statements.
Debt Matters. In April 2013, we retired approximately $365 million aggregate principal amount of our 7.875% senior notes at their maturity. The retirement of senior notes was financed by us with the issuance of commercial paper.
In May 2013, we applied proceeds from Enable's May 1, 2013 debt repayment of $1.05 billion to the repayment of $357 million aggregate principal amount of our commercial paper and to the May 31, 2013 redemption of $160 million aggregate principal amount of our 5.95% senior notes due January 15, 2014 at 103.419% of their aggregate principal amount.
On September 9, 2013, our revolving credit facility was amended to, among other things, (i) reduce the size of the our facility from $950 million to $600 million and (ii) extend the scheduled termination date of the facility from September 9, 2016 to September 9, 2018.
In 2013, we reduced our money pool borrowings by $741 million and increased our outstanding commercial paper by $118 million.
CERTAIN FACTORS AFFECTING FUTURE EARNINGS

Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids (NGLs), and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc. (NRG), and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of our pension and postretirement benefit plans;

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

•
the performance of Enable, the amount of cash distributions we receive from Enable, the value of our interest in Enable and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified above and:

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE and ArcLight;

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

◦
competitive conditions in the midstream industry and actions taken by Enable's customers and competitors, including the extent and timing of the entry of additional competition in the markets served by Enable;

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and NGLs, the competitive effects of the available pipeline capacity in the regions served by Enable and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital;

◦	the availability and prices of raw materials for current and future construction projects;

◦	the timing and terms of Enable’s planned initial public offering, the actual consummation of which is subject to market conditions, regulatory requirements and other factors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the SEC.

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

The following table sets forth selected financial data (in millions) for the years ended December 31, 2013, 2012 and 2011, followed by a discussion of our consolidated results of operations based on operating income.  We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2013	2012	2011
Revenues	$5,522	$4,901	$6,102
Expenses:
Natural gas	3,908	2,873	4,055
Operation and maintenance	828	951	964
Depreciation and amortization	230	285	262
Taxes other than income taxes	155	146	159
Goodwill impairment	—	252	—
Total	5,121	4,507	5,440
Operating Income	401	394	662
Interest and other finance charges	(154)	(179)	(190)
Equity in earnings of unconsolidated affiliates	188	31	30
Step acquisition gain	—	136	—
Other income, net	—	1	1
Income Before Income Taxes	435	383	503
Income Tax Expense	371	246	187
Net Income	$64	$137	$316

2013 Compared to 2012.  We reported net income of $64 million for 2013 compared to $137 million for 2012.  The decrease in net income of $73 million was primarily due to to a $136 million non-cash step acquisition gain related to the acquisition of an additional 50% interest in Waskom in 2012 and a $125 million increase in income tax expense discussed below. These decreases were partially offset by a $157 million increase in equity earnings of unconsolidated affiliates, a $25 million decrease in interest expense and a $7 million increase in operating income (discussed below by segment). Operating income in 2012 included a $252 million non-cash goodwill impairment charge.

Income Tax Expense.  We reported an effective tax rate of 85.3% for 2013 compared to 64.2% for the same period in 2012. Our effective tax rate for 2013 increased by 21.1% primarily as a result of the formation of Enable with deferred tax expense of $225 million related to the book-to-tax basis difference for contributed non-tax deductible goodwill and a tax benefit of $27 million associated with the remeasurement of state deferred taxes at formation. In addition, we recognized a tax benefit of $2 million based on the settlement with the Internal Revenue Service of outstanding tax claims for the 2002 and 2003 audit cycles. Our effective tax rate for 2013 was approximately 40.2% excluding the tax effects from the adjustments described above.

Our effective tax rate for 2012 of 64.2% was primarily impacted by an increase in tax expense of $88 million related to the non-tax deductible impairment of goodwill of $252 million. Our effective tax rate for 2012 was approximately 41.2% excluding the tax effects from the adjustment described above.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) (in millions) for each of our business segments for 2013, 2012 and 2011. Included in revenues are intersegment sales. We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

Operating Income (Loss) by Business Segment

	Year Ended December 31,
	2013	2012	2011
Natural Gas Distribution	$263	$226	$226
Energy Services	13	(250)	6
Interstate Pipelines	72	207	248
Field Services	73	214	189
Other Operations	(20)	(3)	(7)
Total Consolidated Operating Income	$401	$394	$662

Natural Gas Distribution

The following table provides summary data of our Natural Gas Distribution business segment for 2013, 2012 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2013	2012	2011
Revenues	$2,863	$2,342	$2,841
Expenses:
Natural gas	1,607	1,196	1,675
Operation and maintenance	667	637	655
Depreciation and amortization	185	173	166
Taxes other than income taxes	141	110	119
Total expenses	2,600	2,116	2,615
Operating Income	$263	$226	$226
Throughput (in Bcf):
Residential	182	140	172
Commercial and industrial	265	243	251
Total Throughput	447	383	423
Number of customers at end of period:
Residential	3,090,966	3,058,695	3,036,267
Commercial and industrial	247,100	246,413	246,220
Total	3,338,066	3,305,108	3,282,487

2013 Compared to 2012.  Our Natural Gas Distribution business segment reported operating income of $263 million for 2013 compared to $226 million for 2012. Operating income increased $37 million primarily due to increased usage as a result of colder weather compared to the prior year, partially mitigated by weather hedges and weather normalization adjustments ($29 million), rate increases ($29 million), and increased economic activity across our footprint including the addition of approximately 33,000 residential customers ($7 million). These increases were partially offset by increased operating expenses ($6 million), higher bad debt expense ($5 million), higher depreciation and amortization expense ($12 million) and an increase in taxes ($5 million), primarily attributable to property taxes. Increased expense related to energy efficiency programs ($17 million) and increased expense related to higher gross receipt taxes ($26 million) were offset by a corresponding increase in the related revenues.

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

Energy Services

The following table provides summary data of our Energy Services business segment for 2013, 2012 and 2011 (in millions, except throughput and customer data):

	Year Ended December 31,
	2013	2012	2011
Revenues	$2,401	$1,784	$2,511
Expenses:
Natural gas	2,336	1,730	2,458
Operation and maintenance	46	45	41
Depreciation and amortization	5	6	5
Taxes other than income taxes	1	1	1
Goodwill impairment	—	252	—
Total expenses	2,388	2,034	2,505
Operating Income (Loss)	$13	$(250)	$6
Throughput (in Bcf)	600	562	558
Number of customers at end of period (1)	17,510	16,330	14,267
___________________

(1)
These numbers do not include approximately 8,800 and 12,700 natural gas customers as of December 31, 2013 and 2012, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

2013 Compared to 2012. Our Energy Services business segment reported operating income of $13 million compared to $2 million for 2012, excluding the goodwill impairment charge discussed below. The increase in operating income of $11 million was primarily due to a $14 million positive impact from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. A $2 million mark-to-market charge was incurred in 2013 compared to a charge of $16 million for 2012.  Energy Services grew both volume and customers in 2013 offsetting the impact of the lower unit margin environment.

2012 Compared to 2011. Our Energy Services business segment reported operating income, excluding the goodwill impairment discussed below, of $2 million for 2012 compared to $6 million for 2011.  The decrease in operating income of $4 million was primarily due to a $24 million negative impact of mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins. 2012 included mark-to-market charges of $16 million compared to an $8 million benefit for the same period of 2011.  Substantially offsetting this decrease was a $20 million improvement in operating margins primarily as a result of the termination of uneconomic transportation contracts and an increase in retail sales customers and volumes.

Goodwill Impairment

A non-cash goodwill impairment charge of $252 million for our Energy Services business segment was recorded in 2012. The adverse wholesale market conditions facing our energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in our estimate of the fair value of goodwill associated with this reporting unit.

Interstate Pipelines

The following table provides summary data of our Interstate Pipelines business segment for 2013, 2012 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2013	2012	2011

Revenues	$186	$502	$553
Expenses:
Natural gas	35	57	67
Operation and maintenance	51	153	152
Depreciation and amortization	20	56	54
Taxes other than income taxes	8	29	32
Total expenses	114	295	305
Operating Income	$72	$207	$248

Equity in earnings of unconsolidated affiliates	$7	$26	$21

Transportation throughput (in Bcf)	482	1,367	1,579

2013 Compared to 2012.  Our Interstate Pipeline business segment reported operating income of $72 million for 2013 compared to $207 million for 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, 2013 is not comparable to the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

Equity Earnings. This business segment recorded equity income of $7 million, $26 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively, from its interest in Southeast Supply Header, LLC (SESH), a jointly-owned pipeline. The decrease from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to the contribution of a 24.95% interest in SESH to Enable on May 1, 2013. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable, as well as our remaining 25.05% interest in SESH, are reported as components of equity income in our Midstream Investments segment.

Field Services

The following table provides summary data of our Field Services business segment for 2013, 2012 and 2011 (in millions, except throughput data):

	Year Ended December 31,
	2013	2012	2011

Revenues	$196	$506	$412
Expenses:
Natural gas	54	122	68
Operation and maintenance	45	115	112
Depreciation and amortization	20	50	37
Taxes other than income taxes	4	5	6
Total expenses	123	292	223
Operating Income	$73	$214	$189

Equity in earnings of unconsolidated affiliates	$—	$5	$9

Gathering throughput (in Bcf)	252	896	823

2013 Compared to 2012.  Our Field Services business segment reported operating income of $73 million for 2013 compared to $214 million for 2012. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, 2013 is not comparable to the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

Equity Earnings. This business segment recorded equity income of $-0-, $5 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively, from its interest in Waskom. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption in the Statements of Consolidated Income. From August 1, 2012 through April 30, 2013, financial results for Waskom are included in operating income. On May 1, 2013, our 100% investment in Waskom was contributed to Enable.

Midstream Investments

During the eight months ended December 31, 2013, we reported pre-tax equity income of $173 million from our 58.3% limited partner interest in Enable and $8 million of pre-tax equity income from our 25.05% interest in SESH. Enable’s gathering and processing operations in 2013 were positively impacted by increases in gross margin resulting from acquisitions, higher gathering and processing fixed-fee volumes, higher natural gas prices and increased processing margins, partially offset by a decline in customer volumes, a decline in NGL price spreads between Conway and Mont Belvieu, and the conversion of a processing contract from keep-whole to fixed-fee. Enable’s transportation and storage operations in 2013 were adversely impacted by a decline in gross margins attributable to lower volumes, primarily due to lower price differentials, which negatively impacted margins on ancillary services, a reduction in liquid sales, a reduction to margins on off-system transportation revenues, a decline in interruptible transportation fees, and a reduction to storage demand fees.

Cash distributions received from Enable and SESH were approximately $106 million and $6 million, respectively, during the eight months ended December 31, 2013.

Enable Operating Data during the eight months ended December 31, 2013

Eight Months Ended December 31, 2013
Natural gas gathered volumes - Trillion British Thermal Units per day (TBtu/d)	3.49
Natural gas transportation volumes - TBtu/d	4.58
Natural gas processed volumes - TBtu/d	1.45
Natural gas liquids sold - Gallons per day	2.61

Fluctuations in Commodity Prices and Derivative Instruments

For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this report.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such actions. Our principal anticipated cash requirements for 2014 include capital expenditures of approximately $531 million.

We expect that anticipated 2014 cash needs will be met with borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations and distributions from Enable. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

The following table sets forth our capital expenditures for 2013 and estimates of our capital expenditures for currently identified and planned projects for 2014 through 2017 (in millions):

	2013	2014	2015	2016	2017	2018
Natural Gas Distribution	$430	$521	$491	$401	$421	$404
Energy Services	3	10	19	36	11	11
Interstate Pipelines	29	—	—	—	—	—
Field Services	16	—	—	—	—	—
Total	$478	$531	$510	$437	$432	$415

Our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission, distribution and gathering operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
Long-term debt	$2,240	$—	$325	$668	$1,247
Interest payments — long-term debt(1)	1,494	124	237	183	950
Short-term borrowings	43	43	—	—	—
Operating leases(2)	20	6	7	4	3
Benefit obligations(3)	—	—	—	—	—
Non-trading derivative liabilities	21	17	4	—	—
Other commodity commitments(4)	1,723	408	701	494	120
Total contractual cash obligations	$5,541	$598	$1,274	$1,349	$2,320
 _______________

(1)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates as of December 31, 2013. We expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings.

(2)	For a discussion of operating leases, please read Note 13(c) to our consolidated financial statements.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2014 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)	For a discussion of other commodity commitments, please read Note 13(a) to our consolidated financial statements.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy's ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013. Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of December 31, 2013, no amounts have been recorded related to the guarantees discussed above in the Consolidated Balance Sheets. Other than the guarantees discussed above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Gas Operations

City of Houston Settlement. In January 2013, the City of Houston initiated a rate proceeding against our natural gas distribution business (Gas Operations) claiming regulatory disclosures indicated that Gas Operations was earning more on an annual basis than authorized.  In February 2014, Gas Operations and City of Houston agreed (i) to terminate the rate proceeding, and  (ii) that Gas Operations would not seek a base rate increase before Fall 2016.

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

Arkansas Billing Determinant Rate Adjustment Tariff (BDA) Filing. Gas Operations’ Arkansas Division made its annual BDA filing with the Arkansas Public Service Commission (APSC) on March 27, 2013 to request recovery of a calendar year 2012 shortfall of $6.8 million. No exceptions were noted by the APSC staff and the revised rates went into effect on June 1, 2013.

Mississippi Rate Regulation Adjustment Rider (RRA).   Gas Operations’ Mississippi Division submitted an annual RRA filing with the Mississippi Public Service Commission (MPSC) on May 1, 2013 to request recovery of a calendar year 2012 earnings shortfall of approximately $3.2 million.  The MPSC approved approximately $2.9 million, and the revised rates went into effect in July 2013.

Cost of Service Adjustment (COSA) Rate Adjustments. In March 2008, Gas Operations filed a request to change its rates with the Railroad Commission of Texas (Railroad Commission) and the 47 cities in its Texas Coast service territory, including a request for an annual cost of service adjustment mechanism, or COSA, that adjusts rates annually for changes in invested capital as well as certain operating expenses. In 2008, the Railroad Commission approved the implementation of rates increasing annual revenues from the Texas Coast service territory by approximately $3.5 million. The approved rates were contested by a coalition of nine cities in an appeal to the 353rd district court in Travis County, Texas. In 2010, the district court ruled that the Railroad Commission lacked authority to impose the approved COSA mechanism both in those nine cities and in those areas in which the Railroad Commission has original jurisdiction. The decision by the District Court placed at risk certain revenues collected pursuant to COSA mechanisms. The Railroad Commission and Gas Operations appealed the court's ruling on the COSA mechanism. In January 2014, the Texas Supreme Court confirmed that the Railroad Commission had authority to approve the COSA rate adjustments utilized by Gas Operations and remanded the case back to state district court.

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

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase overall revenue $44.3 million annually, based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. Evidentiary hearings were held before an Administrative Law Judge in January 2014, and Gas Operations expects a final decision from the Minnesota Public Utilities Commission in its rate proceeding in mid-summer 2014.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and includes moving $15.0 million of energy efficiency expenditures into base rates.

Enable Midstream Partners

In August 2012, MRT, a subsidiary of Enable and an interstate pipeline that provides natural gas transportation, natural gas storage and pipeline services to customers principally in Arkansas, Illinois and Missouri, made a rate filing with the Federal Energy Regulatory Commission (FERC) pursuant to Section 4 of the Natural Gas Act. In its filing, MRT requested an annual cost of service of $104 million (an increase of approximately $48 million above the annual cost of service underlying the current FERC approved maximum rates for MRT's pipeline), new depreciation rates, an overall rate of return of 10.813% (based on a ROE of 13.62%), a regulatory compliance cost (RCC) surcharge with a true-up mechanism to recover safety, environmental, and security costs associated with mandated requirements and billing determinants reflecting no adjustments for MRT's conversion of a portion of EGT's firm capacity to a lease. On July 30, 2013, MRT filed with the FERC an uncontested Stipulation and Agreement and Offer of Settlement, resolving all issues in the rate case.  In particular, MRT withdrew its proposed RCC surcharge.  The settlement specifies few particulars, other than setting an annual overall cost-of-service for MRT of $84.0 million and increasing the depreciation rates for certain asset classes.  In September 2013, the FERC approved the settlement.  Although the settlement became effective November 1, 2013, the settlement rates are effective as of March 1, 2013. As a result, in the fourth quarter of 2013, MRT made refunds to certain of its customers totaling approximately $5.9 million, which had previously been reserved.

Other Matters

Credit Facility

As of February 14, 2014, we had the following revolving credit facility (in millions):

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

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of December 31, 2013, CERC Corp. had $118 million of outstanding commercial paper.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments

As of February 14, 2014, we had external temporary investments in a money market fund of $104 million.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At February 14, 2014, we had an investment of $98 million in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facilities is based on our credit rating. As of February 14, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2013, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

We and our subsidiaries purchase natural gas from one of our suppliers under supply agreements that contain an aggregate credit threshold of $140 million based on CERC Corp.'s S&P senior unsecured long-term debt rating of A-. Under these agreements, we may need to provide collateral if the aggregate threshold is exceeded or if the S&P senior unsecured long-term debt rating is downgraded below BBB+.

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Energy Services business segment, provides comprehensive natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of December 31, 2013, the amount posted as collateral aggregated approximately $5 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of December 31, 2013, unsecured credit limits extended to CES by counterparties aggregate $308 million and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of December 31, 2013. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of December 31, 2013, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Possible Acquisitions, Divestitures and Joint Ventures

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

Enable Midstream Partners

In connection with its formation on May 1, 2013, Enable (i) entered into a $1.05 billion 3-year senior unsecured term loan facility, (ii) repaid $1.05 billion of indebtedness owed to CERC Corp., and (iii) entered into a $1.4 billion senior unsecured revolving credit facility. Enable's $1.4 billion senior unsecured revolving credit facility backstops its $1.4 billion commercial paper program.

As of January 31, 2014, Enable had no outstanding commercial paper and $318 million borrowed under its revolving credit facility. Any reduction in Enable’s credit ratings could prevent it from accessing the commercial paper markets.

The sponsors of Enable, including us, may from time to time provide funds to Enable through loans and/or capital contributions in addition to funds that Enable may obtain from time to time under its revolving credit facility, commercial paper program or from other sources, which loans or capital contributions could be substantial.

Certain of the entities contributed to Enable by CERC Corp. are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of CERC Corp. that is scheduled to mature in 2017.

Prior to an initial public offering of Enable, Enable is obligated to distribute 100% of its distributable cash (as such term is defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. In July 2013, CERC Corp. received a cash distribution of approximately $36 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the months of May and June 2013 (the two months in the second quarter following the formation of Enable on May 1, 2013). In November 2013, CERC Corp. received a cash distribution of approximately $70 million from Enable made with respect to CERC Corp.’s limited partner interest in Enable for the third quarter of 2013. CERC Corp. received a cash distribution of approximately $64 million from Enable in February 2014 made with respect to CERC Corp.’s limited partner interest in Enable for the fourth quarter of 2013.

Under the terms of an omnibus agreement entered into in connection with the formation of Enable, CenterPoint Energy and OGE Energy are obligated to indemnify Enable for specified breaches of representations and warranties in the master formation agreement pursuant to which Enable was formed related to: (i) their respective authority to enter into the transactions that formed Enable and the capitalization of the entities contributed to Enable; (ii) permits related to the operation of the assets contributed to Enable; (iii) compliance with environmental laws; (iv) title to properties and rights of way; (v) the tax classification of the entities contributed to Enable; (vi) indemnified taxes; and (vii) events and conditions associated with CenterPoint Energy and OGE’s respective ownership and operation of the assets contributed to Enable. Pursuant to the terms of the omnibus agreement, each of CenterPoint Energy’s and OGE’s respective maximum liability for this indemnification obligation with respect to permit, environmental and title representations will not exceed $250 million, and neither OGE Energy nor CenterPoint Energy will have any obligation under this indemnification until Enable’s aggregate indemnifiable losses exceed $25 million, respectively. CenterPoint Energy’s and OGE Energy’s indemnification obligations under the omnibus agreement will survive (i) for permit matters until May 1, 2014, (ii) for environmental and title and rights of way matters until May 1, 2016 and (iii) for tax classification matters and indemnified taxes until 30 days following the expiration of the applicable statute of limitations. Indemnification obligations for authority and capitalization matters survive indefinitely.

Dodd-Frank Swaps Regulation

We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. In addition, Enable may also use such instruments from time to time to manage its commodity and financial market risk. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most, if not all, of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could significantly increase the cost of entering into new swaps.

Other Factors that Could Affect Cash Requirements

In addition to the above factors, our liquidity and capital resources could be affected by:

•
cash collateral requirements that could exist in connection with certain contracts, including our weather hedging arrangements, and gas purchases, gas price and gas storage activities of our Natural Gas Distribution and Energy Services business segments;

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

Our revolving credit facility limits our debt as a percentage of our total capitalization to 65%.

Relationship with CenterPoint Energy

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our Natural Gas Distribution business segment applies this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2013, we had recorded regulatory assets of $100 million and regulatory liabilities of $642 million.

Impairment of Long-Lived Assets, Including Identifiable Intangibles, Goodwill and Equity Method Investments

We review the carrying value of our long-lived assets, including identifiable intangibles, goodwill and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill as required by accounting guidance for goodwill and other intangible assets.  A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary.  Unforeseen events and changes in market conditions could have a material effect on the value of long-lived assets, intangibles, goodwill and equity method investments due to changes in estimates of future cash flows, interest rate and regulatory matters and could result in an impairment charge.  We recorded goodwill impairment of $-0-, $252 million and $-0- during 2013, 2012 and 2011. We did not record material impairments to long-lived assets, including intangibles, or equity method investments during 2013, 2012, and 2011.

We performed our annual goodwill impairment test in the third quarter of 2013 and determined, based on the results of the first step, using the income approach, no impairment charge was required for any reporting unit.  Our reporting units approximate our reportable segments.

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

The determination of fair value requires significant assumptions by management which are subjective and forward-looking in nature. To assist in making these assumptions, we utilized a third-party valuation specialist in both determining and testing key assumptions used in the valuation of each of our reporting units. We based our assumptions on projected financial information that we believe is reasonable; however, actual results may differ materially from those projections. These projected cash flows factor in planned growth initiatives, and for our Natural Gas Distribution reporting unit, the regulatory environment.  The fair value of our Natural Gas Distribution and Energy Services reporting units exceeded the carrying value by approximately $2.3 billion and $259 million, respectively, or approximately 80% and 50%, excess fair value over the carrying values for each reporting unit, respectively. A key assumption in the income approach was the weighted average cost of capital of 5.1% and 6.0% applied in the valuation for Natural Gas Distributions and Energy Services, respectively.

Although there was not a goodwill asset impairment in our 2013 annual test, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if our market capitalization falls below book value for an extended period of time. No impairment triggers were identified subsequent to our 2013 annual test.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 6(a) to our consolidated financial statements, we participate in CenterPoint Energy's qualified and non-qualified pension plans covering substantially all employees. The expected pension cost for 2014 is $29 million, of which we expect $23 million to impact pre-tax earnings, based on an expected return on plan assets of 7.00% and a discount rate of 4.80% as of December 31, 2013. We recorded pension expense of $31 million for the year ended December 31, 2013.  Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plans will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Impact of Changes in Interest Rates and Energy Commodity Prices

We are exposed to various market risks. These risks arise from transactions entered into in the normal course of business and are inherent in our consolidated financial statements. Most of the revenues and income from our business activities are affected by market risks. Categories of market risk include exposure to commodity prices through non-trading activities and interest rates. A description of each market risk is set forth below:

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

Interest Rate Risk

As of December 31, 2013, we had outstanding long-term debt and borrowings from affiliates that subject us to the risk of loss associated with movements in market interest rates.

Our floating-rate obligations aggregated $156 million and $779 million at December 31, 2013 and 2012, respectively. If the floating interest rates were to increase by 10% from December 31, 2013 rates, our combined interest expense would increase by less than $1 million annually.

As of December 31, 2013 and 2012, we had outstanding fixed-rate debt aggregating $2.2 billion and $2.7 billion, respectively, in principal amount and having a fair value of $2.4 billion and $3.1 billion, respectively. Because these instruments are fixed-rate, they do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 11 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $81 million if interest rates were to decline by 10% from their levels at December 31, 2013. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Commodity Price Risk From Non-Trading Activities

We use derivative instruments as economic hedges to offset the commodity price exposure inherent in our businesses. The stand-alone commodity risk created by these instruments, without regard to the offsetting effect of the underlying exposure these instruments are intended to hedge, is described below. We measure the commodity risk of our non-trading energy derivatives using a sensitivity analysis. The sensitivity analysis performed on our non-trading energy derivatives measures the potential loss in fair value based on a hypothetical 10% movement in energy prices. At December 31, 2013, the recorded fair value of our non-trading energy derivatives was a net asset of $13 million (before collateral), all of which is related to our Energy Services business segment. An increase of 10% in the market prices of energy commodities from their December 31, 2013 levels would have decreased the fair value of our non-trading energy derivatives net asset by $4 million.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Resources Corp. and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2013 and 2012, and the related statements of consolidated income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Resources Corp. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2014

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

/s/ SCOTT M. PROCHAZKA
President and Chief Executive Officer

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

March 12, 2014

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$5,522	$4,901	$6,102

Expenses:
Natural gas	3,908	2,873	4,055
Operation and maintenance	828	951	964
Depreciation and amortization	230	285	262
Taxes other than income taxes	155	146	159
Goodwill impairment	—	252	—
Total	5,121	4,507	5,440
Operating Income	401	394	662

Other Income (Expense):
Interest and other finance charges	(154)	(179)	(190)
Equity in earnings of unconsolidated affiliates	188	31	30
Step acquisition gain	—	136	—
Other, net	—	1	1
Total	34	(11)	(159)
Income Before Income Taxes	435	383	503
Income tax expense	371	246	187
Net Income	$64	$137	$316

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$64	$137	$316
Other comprehensive income (loss), net of tax:
Adjustment to postretirement and other postemployment plans (net of tax of $6, $5 and $1)	6	6	(2)
Other comprehensive income (loss)	6	6	(2)
Comprehensive income	$70	$143	$314

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, net	565	544
Accrued unbilled revenue	311	258
Accounts and notes receivable — affiliated companies	44	15
Inventory	179	228
Non-trading derivative assets	24	36
Taxes receivable	18	—
Deferred income tax assets	21	—
Prepaid expenses and other current assets	51	133
Total current assets	1,214	1,215
Property, Plant and Equipment, Net	3,436	7,901
Other Assets:
Goodwill	840	1,468
Non-trading derivative assets	10	6
Notes receivable — affiliated companies	363	—
Investment in unconsolidated affiliates	4,518	405
Other	161	195
Total other assets	5,892	2,074
Total Assets	$10,542	$11,190

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Short-term borrowings	$43	$38
Current portion of long-term debt	—	365
Accounts payable	495	443
Accounts and notes payable — affiliated companies	103	818
Taxes accrued	74	72
Interest accrued	36	48
Customer deposits	78	79
Non-trading derivative liabilities	17	14
Other	163	177
Total current liabilities	1,009	2,054
Other Liabilities:
Accumulated deferred income taxes, net	2,082	1,676
Non-trading derivative liabilities	4	2
Benefit obligations	102	122
Regulatory liabilities	642	619
Other	160	208
Total other liabilities	2,990	2,627
Long-Term Debt	2,240	2,276

Commitments and Contingencies (Note 13)

Stockholder’s Equity	4,303	4,233
Total Liabilities And Stockholder’s Equity	$10,542	$11,190

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$64	$137	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	285	262
Amortization of deferred financing costs	11	13	13
Deferred income taxes	357	245	144
Goodwill impairment	—	252	—
Step acquisition gain	—	(136)	—
Write-down of natural gas inventory	4	4	11
Equity in earnings of unconsolidated affiliates, net of distributions	(58)	8	8
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(220)	6	67
Accounts receivable/payable, affiliates	(2)	5	(14)
Inventory	(10)	41	20
Taxes receivable	(18)	1	62
Accounts payable	110	2	(101)
Fuel cost recovery	108	(52)	(70)
Interest and taxes accrued	33	(11)	6
Non-trading derivatives, net	4	19	(10)
Margin deposits, net	16	53	34
Other current assets	3	(10)	11
Other current liabilities	5	8	(12)
Other assets	(18)	(13)	(3)
Other liabilities	6	(28)	22
Other, net	10	7	3
Net cash provided by operating activities	635	836	769
Cash Flows from Investing Activities:
Capital expenditures, net of acquisitions	(495)	(566)	(644)
Acquisitions, net of cash acquired	—	(360)	—
Investment in unconsolidated affiliates	—	(5)	(12)
Cash contribution to Enable	(38)	—	—
Other, net	(3)	8	10
Net cash used in investing activities	(536)	(923)	(646)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	5	(24)	9
Proceeds from (payments of) commercial paper, net	118	(285)	102
Proceeds from long-term debt	1,050	—	550
Payments of long-term debt	(525)	—	(606)
Cash paid for debt exchange	(5)	—	(58)
Debt issuance costs	(1)	—	(14)
Increase (decrease) in notes payable to affiliates	(741)	396	(106)
Net cash provided by (used in) financing activities	(99)	87	(123)
Net Decrease in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of the Year	1	1	1
Cash and Cash Equivalents at End of the Year	$1	$1	$1
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$148	$163	$177
Income taxes (refunds), net	(5)	3	(20)
Non-cash transactions:
Accounts payable related to capital expenditures	$21	$60	$53
Formation of Enable	4,252	—	—

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED STOCKHOLDER’S EQUITY

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Common Stock
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		2,416		2,416		2,416
Balance, end of year		2,416		2,416		2,416
Retained Earnings
Balance, beginning of year		1,818		1,681		1,365
Net income		64		137		316
Balance, end of year		1,882		1,818		1,681
Accumulated Other Comprehensive Loss
Balance, end of year:
Adjustment to postretirement and other postemployment plans		5		(1)		(7)
Total accumulated other comprehensive loss, end of year		5		(1)		(7)
Total Stockholder’s Equity		$4,303		$4,233		$4,090

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background

CenterPoint Energy Resources Corp. (CERC Corp. and, together with its subsidiaries, CERC), which owns and operates natural gas distribution systems in six states (Gas Operations). A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities in 21 states. As of December 31, 2013, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, an unconsolidated partnership jointly controlled with OGE Energy Corp., which owns, operates and develops natural gas and crude oil infrastructure assets.

CERC Corp. is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.

For a description of CERC's reportable business segments, see Note 15.

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

(b) Principles of Consolidation

The accounts of CERC Corp. and its wholly owned and majority owned subsidiaries are included in CERC's consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. CERC uses the equity method of accounting for investments in entities in which CERC has an ownership interest between 20% and 50% and exercises significant influence. CERC also uses the equity method for investments in which it has ownership percentages greater than 50%, when it exercises significant influence, does not have control and is not considered the primary beneficiary, if applicable.

On March 14, 2013, CenterPoint Energy entered into a Master Formation Agreement (MFA) with OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to which CenterPoint Energy, OGE and ArcLight agreed to form Enable as a private limited partnership. On May 1, 2013, the parties closed on the formation of Enable. In connection with the closing (i) CERC Corp. converted its direct wholly owned subsidiary, CenterPoint Energy Field Services, LLC, a Delaware limited liability company (CEFS), into a Delaware limited partnership that became Enable, (ii) CERC Corp. contributed to Enable its equity interests in each of CenterPoint Energy Gas Transmission Company, LLC, which has been subsequently renamed Enable Gas Transmission, LLC (EGT), CenterPoint Energy - Mississippi River Transmission, LLC, which has been subsequently renamed Enable Mississippi River Transmission, LLC (MRT), certain of its other midstream subsidiaries (Other CNP Midstream Subsidiaries), and a 24.95% interest in Southeast Supply Header, LLC (SESH and, collectively with CEFS, EGT, MRT and Other CNP Midstream Subsidiaries, CenterPoint Midstream), and (iii) OGE and ArcLight indirectly contributed 100% of the equity interests in Enogex LLC, which has been subsequently renamed Enable Oklahoma Intrastate Transmission, LLC (Enogex), to Enable.

As of December 31, 2013, CERC Corp., OGE and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in Enable. Enable is equally controlled by CERC Corp. and OGE; each own 50% of the management rights in the general partner of Enable. CERC Corp. and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable. The general partner of Enable is currently governed by a board of directors made up of an equal number of representatives designated by each of CERC Corp. and OGE. The investment in Enable is accounted for utilizing the equity method of accounting. As of December 31, 2013, CERC determined that Enable was a variable interest entity (VIE); however, CERC is not the primary beneficiary and as such, this entity is not consolidated.

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

CERC periodically evaluates long-lived assets, including property, plant and equipment and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, compared to the carrying value of the assets.

(e) Regulatory Assets and Liabilities

CERC applies the guidance for accounting for regulated operations to the Natural Gas Distribution business segment. CERC’s rate-regulated subsidiaries may collect revenues subject to refund pending final determination in rate proceedings. In connection with such revenues, estimated rate refund liabilities are recorded which reflect management’s current judgment of the ultimate outcomes of the proceedings.

CERC’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of both December 31, 2013 and 2012, these removal costs of $593 million and $573 million are classified as regulatory liabilities in the Consolidated Balance Sheets.  In addition, a portion of the amount of removal costs that relate to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation and amortization is computed using the straight-line method based on economic lives or regulatory-mandated recovery periods. Amortization expense includes amortization of regulatory assets and other intangibles.

(g) Capitalization of Interest and Allowance for Funds Used During Construction

Interest and allowance for funds used during construction (AFUDC) are capitalized as a component of projects under construction and are amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction for subsidiaries that apply the guidance for accounting for regulated operations. During 2013, 2012 and 2011, CERC capitalized interest and AFUDC of $1 million, $2 million and less than $1 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts. Account balances are charged off against the allowance when management determines it is probable the receivable will not be recovered. Accounts receivable are net of an allowance for doubtful accounts of $25 million and $23 million at December 31, 2013 and 2012, respectively. The provision for doubtful accounts in CERC’s Statements of Consolidated Income for 2013, 2012 and 2011 was $20 million, $15 million and $25 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and natural gas. Materials and supplies are valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Natural gas inventories of CERC’s Energy Services business segment are also primarily valued at the lower of average cost or market. Natural gas inventories of CERC’s Natural Gas Distribution business segment are primarily valued at weighted average cost.  During 2013, 2012 and 2011, CERC recorded $4 million, $4 million and $11 million, respectively, in write-downs of natural gas inventory to the lower of average cost or market.

	December 31,
	2013	2012
	(in millions)
Materials and supplies	$34	$83
Natural gas	145	145
Total inventory	$179	$228

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

(o) Other Current Assets and Liabilities

Included in other current assets on the Consolidated Balance Sheets at December 31, 2013 and 2012 were $4 million and $12 million, respectively, of margin deposits and $22 million and $86 million, respectively of under-recovered gas cost. Included in other current liabilities on the Consolidated Balance Sheets at December 31, 2013 and 2012 were $42 million and $6 million, respectively, of over-recovered gas cost.

(3)       Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives	December 31,
	(Years)	2013		2012
		(in millions)
Natural Gas Distribution	31	$4,694		$4,321
Energy Services	26	82		80
Interstate Pipelines	—	—	(1)	2,803
Field Services	—	—	(1)	2,359
Other property	13	39		52
Total		4,815		9,615
Accumulated depreciation and amortization:
Natural Gas Distribution		1,324		1,194
Energy Services		28		25
Interstate Pipelines		—		355
Field Services		—		118
Other property		27		22
Total accumulated depreciation and amortization		1,379		1,714
Property, plant and equipment, net		$3,436		$7,901

(1)	Following the formation of Enable on May 1, 2013, substantially all of the assets of CERC's former Interstate Pipelines and Field Services business segments are owned by Enable.

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Depreciation expense	$218	$267	$244
Amortization expense	12	18	18
Total depreciation and amortization expense	$230	$285	$262

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2013	2012
Beginning balance	$135	$132
Accretion expense	4	6
Revisions in estimates of cash flows	(38)	(3)
Ending balance	$101	$135

The decrease of $38 million in the ARO from the revision of estimate in 2013 is primarily attributable to a decrease in the future expected cash flows associated with the retirement of steel pipe. The decrease of $3 million in the ARO from the revision of estimate in 2012 is primarily attributable to a steel pipe replacement effort during 2012 which shifted the cost of removal obligation further into the future and lowered the current liability. There were no material additions or settlements during the years ended December 31, 2013 or 2012.

(4)       Goodwill

Goodwill by reportable business segment and changes in the carrying amount of goodwill are as follows (in millions):

	December 31, 2011	Impairment Charge	Waskom Acquisition (1)	December 31, 2012	Contributed to Enable (1)	December 31, 2013
Natural Gas Distribution	$746	$—	$—	$746	$—	$746
Interstate Pipelines	579	—	—	579	579	—
Energy Services	335	252	—	83	—	83
Field Services	25	—	24	49	49	—
Other	11	—	—	11	—	11
Total	$1,696	$252	$24	$1,468	$628	$840

(1)	See Note 2(b).

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

CERC performed its annual impairment test in the third quarter of 2013 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment. Other intangibles were not material as of December 31, 2013 and 2012.

CERC performed its annual impairment test in the third quarter of 2012 and determined that a non-cash goodwill impairment charge in the amount of $252 million was required for the Energy Services reportable segment.

CERC estimated the value of the Energy Services reporting unit using an income approach. Under this approach, the fair value of the reporting unit is determined by using the present value of future expected cash flows, which are based on management projections of revenue growth, gross margin, and overall market conditions. These estimated future cash flows are then discounted using a rate that approximates the weighted average cost of capital of a market participant.

The Energy Services reporting unit fair value analysis resulted in an implied fair value of goodwill of $83 million for this reporting unit, and as a result, a non-cash impairment charge in the amount of $252 million was recorded in the third quarter of 2012. The adverse wholesale market conditions facing CERC's energy services business, specifically the prospects for continued low geographic and seasonal price differentials for natural gas, led to a reduction in the estimate of the fair value of goodwill associated with this reporting unit.

(5)       Regulatory Matters

The following is a list of regulatory assets/liabilities reflected on CERC's Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(in millions)
Regulatory assets in other long-term assets (1)	$100	$105
Regulatory liabilities	(642)	(619)
Net	$(542)	$(514)
________________

(1)	Regulatory assets that are not earning a return were not material at December 31, 2013 or 2012.

(6)       Employee Benefit Plans

(a) Pension Plans

Substantially all of CERC’s employees participate in CenterPoint Energy’s qualified non-contributory defined benefit pension plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings and accrued interest.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CERC based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CERC recognized pension expense of $29 million, $32 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition to the plan, CERC participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under CenterPoint Energy’s non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was $2 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

(b) Savings Plan

CERC participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CERC matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CERC the savings plan benefit expense related to CERC’s employees.  Savings plan benefit expense was $19 million, $18 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Service cost — benefits earned during the period	$1	$1	$1
Interest cost on accumulated benefit obligation	5	5	6
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service cost	1	2	2
Amortization of net loss	2	3	1
Net postretirement benefit cost	$8	$10	$9

CERC used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2013	2012	2011
Discount rate	3.90%	4.80%	5.20%
Expected return on plan assets	3.10%	3.10%	4.50%

In determining net periodic benefits cost, CERC uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CERC’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2013 and 2012. The measurement dates for plan assets and obligations were December 31, 2013 and 2012.

	December 31,
	2013	2012
	(in millions, except for actuarial assumptions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$133	$118
Service cost	1	1
Interest cost	5	5
Benefits paid	(13)	(13)
Participant contributions	4	4
Medicare reimbursement	2	2
Actuarial (gain) loss	(16)	16
Accumulated benefit obligation, end of year	$116	$133
Change in Plan Assets
Plan assets, beginning of year	$24	$22
Benefits paid	(13)	(13)
Employer contributions	9	9
Participant contributions	4	4
Actual investment return	2	2
Plan assets, end of year	$26	$24
Amounts Recognized in Balance Sheets
Current liabilities-other	$(7)	$(7)
Other liabilities-benefit obligations	(83)	(102)
Net liability, end of year	$(90)	$(109)
Actuarial Assumptions
Discount rate	4.75%	3.90%
Expected long-term return on assets	3.10%	3.10%
Healthcare cost trend rate assumed for the next year - Pre 65	7.00%	9.00%
Healthcare cost trend rate assumed for the next year - Post 65	7.50%	9.00%
Prescription cost trend rate assumed for the next year	7.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2018	2017
Year that the prescription drug rate reaches the ultimate trend rate	2018	2017

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

For measurement purposes, medical costs are assumed to increase to 7.00% and 7.50% for the pre-65 and post-65 retirees, respectively, and the prescription cost is assumed to increase 7.00% during 2014, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2018.

CERC's changes in accumulated comprehensive income related to postretirement and other postemployment plans are as follows (in millions):

Year Ended December 31, 2013
Beginning Balance	$(1)
Other comprehensive income before reclassifications (1)	10
Amounts reclassified from accumulated other comprehensive income:
Prior service cost (2)	1
Actuarial gains (2)	1
Total reclassifications from accumulated other comprehensive income	2
Tax expense	(6)
Net current period other comprehensive income	6
Ending Balance	$5
________________

(1)	Total other comprehensive income related to the re-measurement of pension, postretirement and other postemployment plans.

(2)	These accumulated other comprehensive components are included in the computation of net periodic cost.

Amounts recognized in accumulated other comprehensive (income) loss consist of the following:

	December 31,
	2013	2012
	(in millions)
Unrecognized actuarial loss	$9	$20
Unrecognized prior service cost	1	2
Total recognized in accumulated other comprehensive loss	10	22
Less: deferred tax benefit (1)	(15)	(21)
Net amount recognized in accumulated other comprehensive (income) loss	$(5)	$1
________________

(1)
CERC’s postretirement benefit obligation is reduced by the impact of previously non-taxable government subsidies under the Medicare Prescription Drug Act.  Because the subsidies were non-taxable, the temporary difference used in measuring the deferred tax impact was determined on the unrecognized losses excluding such subsidies.

The changes in plan assets and benefit obligations recognized in other comprehensive income during 2013 are as follows:

Postretirement Benefits
(in millions)
Net gain	$11
Amortization of prior service cost	1
Total recognized in other comprehensive income	$12

The total expense recognized in net periodic costs and other comprehensive income was $4 million for postretirement benefits for the year ended December 31, 2013.

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

Postretirement Benefits
(in millions)
Unrecognized actuarial loss	$—
Unrecognized prior service cost	—
Amounts in accumulated other comprehensive loss to be recognized as net periodic cost	$—

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CERC’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$2	$2
Effect on the total of service and interest cost	—	—

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

As part of the investment strategy discussed above, CERC adopted and maintained the following asset allocation ranges for its postretirement benefit plan:

U.S. equity	15-25%
International equity	2-12%
Fixed income	68-78%
Cash	0-2%

The fair values of CERC’s postretirement plan assets at December 31, 2013 and 2012, by asset category are as follows:

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$26	$26	$—	$—
Total	$26	$26	$—	$—
 ________________

(1)	73% of the amount invested in mutual funds was in fixed income securities; 20% was in U.S. equities and 7% was in international equities.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$24	$24	$—	$—
Total	$24	$24	$—	$—
________________

(1)	70% of the amount invested in mutual funds was in fixed income securities; 23% was in U.S. equities and 7% was in international equities.

CERC expects to contribute $7 million to its postretirement benefits plan in 2014. The following benefit payments are expected to be made by the postretirement benefit plan:

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
	(in millions)
2014	$10	$(2)
2015	10	(2)
2016	11	(2)
2017	11	(2)
2018	12	(3)
2019-2023	63	(17)

(d) Postemployment Benefits

CERC participates in CenterPoint Energy’s plan that provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily healthcare and life insurance benefits for participants in the long-term disability plan). CERC recorded postemployment benefit expense of $1 million, $5 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts relating to postemployment benefits included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, were $13 million and $14 million, respectively.

(e) Other Non-Qualified Plans

CERC participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CERC. During 2013, 2012 and 2011, the benefit expense relating to these plans was less than $1 million each year. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 were $3 million and $2 million, respectively.

(f) Other Employee Matters

As of December 31, 2013, approximately 28% of CERC's employees were covered by collective bargaining agreements.

(7)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $38 million and $779 million at December 31, 2013 and 2012, respectively, which are included in accounts and notes payable —affiliated companies in the Consolidated Balance Sheets.  At December 31, 2013, CERC’s money pool borrowings had a weighted-average interest rate of 0.03%.

CERC had net interest expense related to affiliate borrowings of $2 million, $4 million and less than $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $117 million, $163 million and $164 million for 2013, 2012 and 2011, respectively, and are included primarily in operation and maintenance expenses.

No dividends were paid to the parent in 2013, 2012 and 2011.

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

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas operations in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in Texas and Minnesota.

In 2013 and 2012, CenterPoint Energy entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. The swaps are based on ten-year normal weather. During the years ended December 31, 2013, 2012 and 2011, CERC recognized losses of $16 million, gains of $8 million and losses of less than $1 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first two tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of December 31, 2013 and 2012, while the last table provides a breakdown of the related income statement impacts for the years ending December 31, 2013, 2012 and 2011.

Fair Value of Derivative Instruments
	December 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$28	$4
Natural gas derivatives (1) (3)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (3)	Current Liabilities: Non-trading derivative liabilities	4	21
Natural gas derivatives (1) (3)	Other Liabilities: Non-trading derivative liabilities	1	5
Total		$43	$30
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607 Bcf or a net 46 Bcf long position. Of the net long position, basis swaps constitute 99 Bcf.

(2)	The $28 million Derivative Current Asset includes $1 million related to physical forwards purchased from Enable.

(3)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $13 million asset as shown on CERC’s Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $1 million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(8)	$24
Other Assets: Non-trading derivative assets	11	(1)	10
Current Liabilities: Non-trading derivative liabilities	(25)	8	(17)
Other Liabilities: Non-trading derivative liabilities	(5)	1	(4)
Total	$13	$—	$13
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

(2)
Natural gas contracts are presented on a net basis in the Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $26 million asset as shown on CERC’s Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $9 million.

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

Income Statement Impact of Derivative Activity
		Year Ended December 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2013	2012	2011
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$11	$43	$102
Natural gas derivatives (1) (2)	Gains (Losses) in Expense: Natural Gas	10	(63)	(144)
Total		$21	$(20)	$(42)
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $(2) million during the year ended December 31, 2013 related to physical forwards purchased from Enable.

(2)
The Gains (Losses) in Expense: Natural Gas includes $-0-, $(38) million and $(107) million of costs in 2013, 2012 and 2011, respectively, associated with price stabilization activities of the Natural Gas Distribution business segment that will be ultimately recovered through purchased gas adjustments.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at December 31, 2013 and 2012 was $1 million and $5 million, respectively.  The aggregate fair value of assets that are already posted as collateral was less than $1 million at both December 31, 2013 and 2012.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at December 31, 2013 and 2012, $1 million and $5 million, respectively, of additional assets would be required to be posted as collateral.

(d) Credit Quality of Counterparties

In addition to the risk associated with price movements, credit risk is also inherent in CERC’s non-trading derivative activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of counterparties to the non-trading derivative assets of CERC as of December 31, 2013 and 2012 (in millions):

	December 31, 2013		December 31, 2012
	Investment Grade(1)	Total	Investment Grade(1)	Total
Energy marketers	$1	$4	$1	$1
Financial institutions	1	9	—	—
Retail end users (2)	1	21	—	41
Total	$3	$34	$1	$42
 ________________

(1)
“Investment grade” is primarily determined using publicly available credit ratings and considering credit support (such as parent company guarantees) and collateral, which encompass cash and standby letters of credit. For unrated counterparties, CERC determines a synthetic credit rating by performing financial statement analysis and considering contractual rights and restrictions and collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.79-$4.94 per one million British thermal units (Btu)) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0-53%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the year ended December 31, 2013, there were no transfers between Level 1 and 2 with regard to Natural Gas derivatives. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2013
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives (2)	5	33	5	(9)	34
Total assets	$18	$33	$5	$(9)	$47
Liabilities
Natural gas derivatives	$1	$27	$2	$(9)	$21
Total liabilities	$1	$27	$2	$(9)	$21
________________

(1)
Amounts represent the impact of legally enforceable master netting agreements that allow CERC to settle positive and negative positions and also include cash collateral of less than $1 million posted with the same counterparties.

(2)	The (Level 2) Natural gas derivative assets of $33 million include $1 million related to physical forwards purchased from Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2012
	(in millions)
Assets
Corporate equities	$1	$—	$—	$—	$1
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	1	40	7	(6)	42
Total assets	$13	$40	$7	$(6)	$54
Liabilities
Natural gas derivatives	$5	$21	$5	$(15)	$16
Total liabilities	$5	$21	$5	$(15)	$16
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

The following tables present additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Year Ended December 31,
	2013	2012	2011

Beginning balance	$2	$6	$3
Total gains (1)	3	3	6
Total settlements (1)	(3)	(6)	(3)
Total purchases	—	—	2
Transfers out of Level 3	—	(1)	(2)
Transfers into Level 3	1	—	—
Ending balance (2)	$3	$2	$6
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$1	$5
________

(1)	During 2013, 2012 and 2011, CERC did not have Level 3 unrealized gains (losses) or settlements related to price stabilization activities of the Natural Gas Distribution business segment.

(2)	During 2013, 2012 and 2011, CERC did not have significant Level 3 sales.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. Non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined using market interest rates on the applicable dates. These assets and liabilities, which are not measured at fair value in the Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 in the fair value hierarchy.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable - affiliated companies	$363	$363	$—	$—
Financial liabilities:
Long-term debt	$2,240	$2,466	$2,641	$3,094

(10)       Unconsolidated Affiliates

As discussed in Note 2, on May 1, 2013 (the Closing Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. Enable owns CenterPoint Midstream, which consists of substantially all of CERC Corp.’s former Interstate Pipelines and Field Services business segments. As a result, CERC no longer has Interstate Pipelines or Field Services business segments. Equity earnings associated with CERC's interest in Enable and equity earnings associated with its retained 25.05% interest in SESH are now reported under the Midstream Investments segment. For a further description of CERC's reportable business segments, see Note 15.

The formation of Enable by CERC has been considered a contribution of in-substance real estate to a limited partnership as the businesses are composed of, and reliant upon, substantial real estate assets and integral equipment. Real estate assets and integral equipment primarily includes gas transmission pipelines, compressor station equipment, rights of way, storage and processing assets and long-term customer contracts. Accordingly, CERC did not recognize a gain or loss upon contribution and recorded its investment in Enable using the equity method of accounting based on the historical cost of the contributed assets and liabilities as of the Closing Date. Approximately $5.8 billion of assets (which includes $4.7 billion in property, plant and equipment, net, $629 million in goodwill and $197 million for the 24.95% investment in SESH) and $1.5 billion of liabilities (which includes the three-year unsecured term loan facility (Term Loan) and the indebtedness owed to CERC, both discussed below, of $1.05 billion and $363 million, respectively) were contributed by CERC Corp. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, recorded an equity method investment, at the historical costs of net assets contributed, of $4.3 billion in Enable on the Closing Date. Pursuant to the MFA, CERC retained certain assets and liabilities historically held by CenterPoint Midstream such as balances relating to federal income taxes and benefit plan obligations.

CERC’s investment in Enable is considered to be a VIE because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CERC is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. Under the equity method, CERC's investment will be adjusted each period for contributions made, distributions received, CERC’s share of Enable’s comprehensive income and accretion of any basis difference. CERC’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Consolidated Balance Sheet at December 31, 2013 and its guarantee of Enable’s $1.05 billion Term Loan as discussed in Note 13. CERC evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016.  The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate these support services at any time with 180 days’ notice if approved by the board of Enable's general partner.  Additionally,  CERC agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CenterPoint Energy, OGE and Enable prior to that date. CERC did not transfer any employees to Enable at formation of the partnership or at any time during the year ended December 31, 2013. CERC billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $119 million during the year ended December 31, 2013 under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable. CERC had accounts receivable from Enable of $24 million at December 31, 2013 for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CERC. As of December 31, 2013, CERC determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CERC to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CERC for severance and termination costs related to the termination of CERC's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

On the Closing Date, Enable entered into a $1.05 billion three-year senior unsecured term loan facility (the Term Loan) with third parties and repaid $1.05 billion of affiliated notes payable (Affiliated Notes Payable) owed to CERC. CERC provided a guarantee of Enable's obligations under the Term Loan. The guarantee is subordinated to all senior debt of CERC. Certain of the entities contributed to Enable by CERC are obligated on approximately $363 million of indebtedness owed to CERC bearing interest at an annual rate of 2.10% to 2.45% and scheduled to mature in 2017. CERC recognized interest income of $5 million for the period May 1, 2013 to December 31, 2013 on its notes receivable of $363 million due from Enable.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in SESH retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partnership units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. CERC can exercise its first put right in May 2014 pursuant to which CERC would contribute an additional 24.95% interest in SESH to Enable.

For the period May 1, 2013 to December 31, 2013, CERC incurred natural gas expenses, including transportation and storage costs, of $123 million for transactions with Enable. CERC had accounts payable to Enable of $22 million at December 31, 2013 from such transactions.

As of December 31, 2013, CERC held an approximate 58.3% limited partner interest in Enable and a 25.05% interest in SESH.

Investment in Unconsolidated Affiliates:

	December 31,
	2013	2012

Enable	$4,319	$—
SESH (1)	199	404
Other	—	1
Total	$4,518	$405

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

Equity in Earnings of Unconsolidated Affiliates, net:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Enable	$173	$—	$—
SESH (1)	15	26	21
Waskom (2)	—	5	9
Total	$188	$31	$30

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

(2)
On July 31, 2012, Waskom became a wholly owned subsidiary of CenterPoint Energy. Beginning on August 1, 2012, Waskom’s operating results are consolidated on the Statements of Consolidated Income. On May 1, 2013, CenterPoint Energy contributed Waskom to Enable.

Summarized income information for Enable from formation on May 1, 2013 through December 31, 2013 is as follows (in millions):

Operating revenues	$2,123
Cost of sales, excluding depreciation and amortization	1,241
Operating income	322
Net income attributable to Enable	289

CERC's approximate 58.3% interest	$168
Basis difference accretion gain	5
CERC's approximate 58.3% interest, net	$173
Summarized balance sheet information for Enable as of December 31, 2013 is as follows (in millions):

Current assets	$549
Non-current assets	10,683
Current liabilities	720
Non-current liabilities	2,331
Noncontrolling interest	33
Enable Partners' Capital	8,148

CERC's approximate 58.3% interest	$4,753
CERC's basis difference	(434)
CERC's investment in Enable	$4,319

Summarized basis difference information for Enable is as follows (in millions):

Basis difference attributable to goodwill as of May 1, 2013 (1)	$229
Basis difference to be accreted over 30 years as of May 1, 2013	210
Total basis difference as of May 1, 2013	439

Accumulated accretion of basis difference as of December 31, 2013	(5)
CERC's basis difference in Enable as of December 31, 2013	$434

(1)	This difference related to CERC’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex, and therefore will not be recognized by CERC.

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

Cash distributions received from Enable and SESH were approximately $106 million and $23 million, respectively, during the year ended December 31, 2013.

(11)           Short-term Borrowings and Long-term Debt

	December 31, 2013		December 31, 2012
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Short-term borrowings:
Inventory financing	$—	$43	$—	$38
Total short-term borrowings	—	43	—	38
Long-term debt:
Senior notes 4.50% to 6.625% due 2016 to 2041	2,168	—	2,328	365
Commercial paper (2)	118	—	—	—
Unamortized discount and premium	(46)	—	(52)	—
Total long-term debt	2,240	—	2,276	365
Total debt	$2,240	$43	$2,276	$403
________________

(1)	Includes amounts due or exchangeable within one year of the date noted.

(2)	Classified as long-term debt because the termination date of the facility that backstops the commercial paper is more than one year from the date noted.

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $43 million and $38 million as of December 31, 2013 and 2012, respectively.

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

Revolving Credit Facility.   As of December 31, 2013 and 2012, CERC had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2013				December 31, 2012
Size of Facility	Loans	Letters of Credit	Commercial Paper	Size of Facility	Loans	Letters of Credit	Commercial Paper
$600	$—	$—	$118	$950	$—	$—	$—

CERC Corp.’s $600 million credit facility, which is scheduled to terminate September 9, 2018, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of its consolidated capitalization. CERC Corp. was in compliance with all debt covenants as of December 31, 2013.

Maturities.  CERC’s consolidated maturities of long-term debt are $-0- in 2014, $-0- in 2015, $325 million in 2016, $250 million in 2017 and $418 million in 2018.

(12)           Income Taxes

The components of CERC’s income tax expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax expense:
Federal	$5	$—	$34
State	9	1	9
Total current expense	14	1	43
Deferred income tax expense:
Federal	350	198	140
State	7	47	4
Total deferred expense	357	245	144
Total income tax expense	$371	$246	$187

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Income before income taxes	$435	$383	$503
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	152	134	176
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	23	31	9
Increase (decrease) in settled and uncertain income tax positions	(2)	(7)	1
Tax effect related to the formation of Enable Midstream Partnership	198	—	—
Goodwill impairment	—	88	—
Other, net	—	—	1
Total	219	112	11
Total income tax expense	$371	$246	$187
Effective tax rate	85.3%	64.2%	37.2%

CERC recorded an effective tax rate of 85.3% for 2013 compared to 64.2% for 2012. The increase in the effective tax rate is primarily due to the formation of Enable with deferred tax expense of $225 million related to the book-to-tax basis difference for contributed non-tax deductible goodwill and a tax benefit of $27 million associated with the remeasurement of state deferred taxes at formation. In addition, we recognized a tax benefit of $2 million based on the settlement with the Internal Revenue Service (IRS) of outstanding tax claims for the 2002 and 2003 audit cycles in 2013.

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

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. CERC does not expect the adoption of the regulations to have a material impact on its financial position, results of operations or cash flows.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$10	$9
Deferred gas costs	7	—
Other	7	—
Total current deferred tax assets	24	9
Non-current:
Employee benefits	41	49
Loss and credit carryforwards	193	192
Regulatory liabilities, net	—	196
Other	59	51
Total non-current deferred tax assets before valuation allowance	293	488
Valuation allowance	(2)	(2)
Total non-current deferred tax assets, net of valuation allowance	291	486
Total deferred tax assets, net of valuation allowance	315	495
Deferred tax liabilities:
Current:
Deferred gas costs	—	25
Other	3	5
Total current deferred tax liabilities	3	30
Non-current:
Depreciation	746	2,033
Regulatory assets, net	17	—
Investment in unconsolidated affiliates	1,590	—
Other	20	129
Total non-current deferred tax liabilities	2,373	2,162
Total deferred tax liabilities	2,376	2,192
Accumulated deferred income taxes, net	$2,061	$1,697

CERC is included in the consolidated income tax returns of CenterPoint Energy. CERC calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Tax Attribute Carryforwards and Valuation Allowance.  At December 31, 2013, CERC has approximately $495 million of federal net operating loss carryforwards which begin to expire in 2031 and approximately $387 million of state net operating loss carryforwards which expire in various years between 2015 and 2032.

CERC has approximately $244 million of state capital loss carryforwards which expire in 2017 for which management established a full valuation allowance of $3 million state tax effect ($2 million net of federal income tax). The valuation allowance was established based upon management's evaluation that loss carryforwards may not be fully realized.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CERC’s unrecognized tax benefits (expenses):

	December 31,
	2013	2012	2011
	(in millions)
Balance, beginning of year	$(20)	$8	$11
Tax Positions related to prior years:
Additions	(2)	—	(1)
Reductions	—	(27)	(3)
Tax Positions related to current year:
Additions	—	—	1
Settlements	22	(1)	—
Balance, end of year	$—	$(20)	$8

The net decrease in the total amount of unrecognized tax benefits during 2013 is primarily related to CERC’s IRS settlements related to open claims for tax years 2002 and 2003. During 2013, the IRS completed the examination cycle and settlement for tax years 2010 and 2011. CERC does not expect the change to the amount of unrecognized tax benefits over the twelve months ending December 31, 2014 to have a material impact on financial position, results of operations and cash flows.

The net decrease in the total amount of unrecognized tax benefits during 2012 is primarily related to the re-measurement of certain unrecognized tax benefits related to an Internal Revenue Service (IRS) issuance of new guidance with respect to repairs on tangible property and CERC's IRS settlements for tax years 2006 through 2009.

CERC had approximately $-0-, $-0- and $6 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate for 2013, 2012 and 2011, respectively. CERC recognizes interest and penalties as a component of income tax expense.  CERC recognized approximately $4 million of income tax benefit, $3 million of income tax expense and $0.4 million of income tax expense related to interest on uncertain income tax positions during 2013, 2012 and 2011, respectively. CERC had approximately $11 million and $7 million of interest receivable on uncertain, including settled, income tax positions accrued at December 31, 2013 and 2012, respectively.

Tax Audits and Settlements.   CenterPoint Energy's consolidated federal income tax returns have been audited and settled through tax year 2011. CenterPoint Energy is currently in the early stages of examination by the IRS for tax year 2012. CERC has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2013.

(13)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Consolidated Balance Sheets as of December 31, 2013 and 2012 as these contracts meet the exception to be classified as "normal purchases contracts" or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of December 31, 2013, minimum payment obligations for natural gas supply commitments are approximately $408 million in 2014, $391 million in 2015, $310 million in 2016, $250 million in 2017, $244 million in 2018 and $120 million after 2018.

(b) Asset Management Agreements

Gas Operations has asset management agreements (AMAs) associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. Generally, these AMAs are contracts between Gas Operations and an asset manager that are intended to transfer the working capital obligation and maximize the utilization of the assets.  In these AMAs, Gas Operations agreed to release transportation and storage capacity to other parties to manage gas storage, supply and delivery arrangements for Gas Operations and to use the released capacity for other purposes when it is not needed for Gas Operations. Gas Operations is compensated by the asset manager through payments made over the life of the AMAs based in part on the results of the asset optimization. Gas Operations has an obligation to purchase its winter storage requirements that have been released to the asset manager under these AMAs. The AMAs have varying terms, the longest of which expires in 2016.

(c) Lease Commitments

The following table sets forth information concerning CERC’s obligations under non-cancelable long-term operating leases at December 31, 2013, which primarily consist of rental agreements for building space, data processing equipment, compression equipment and rights of way (in millions):

2014	$6
2015	4
2016	3
2017	2
2018	2
2019 and beyond	3
Total	$20

Total lease expense for all operating leases was $20 million, $26 million and $42 million in 2013, 2012 and 2011, respectively.

(d) Legal, Environmental and Other Regulatory Matters

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the

Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CenterPoint Energy does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

As of December 31, 2013, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites CERC believes it has responsibility for was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal on-going remediation costs.  As of December 31, 2013, CERC had collected $6.3 million from insurance companies to be used for future environmental remediation.

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

Asbestos.  Some facilities owned by CERC's predecessors contain or have contained asbestos insulation and other asbestos-containing materials. CERC or its predecessor companies have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CERC, but most existing claims relate to facilities previously owned by CERC's subsidiaries. CERC anticipates that additional claims like those received may be asserted in the future.  In 2004 and early 2005, CERC sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CERC and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CERC has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CERC, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CERC intends to continue vigorously contesting claims that it does not consider to have merit and, based on its experience to date, does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Environmental. From time to time CERC identifies the presence of environmental contaminants on property where its subsidiaries conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  CERC has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time CERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CERC has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CERC does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CERC’s financial condition, results of operations or cash flows.

Other Proceedings

CERC is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. From time to time, CERC is also a defendant in legal proceedings with respect to claims brought by various plaintiffs against broad groups of participants in the energy industry. Some of these proceedings involve substantial amounts. CERC regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CERC does not expect the disposition of these matters to have a material adverse effect on CERC’s financial condition, results of operations or cash flows.

(e) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $58 million as of December 31, 2013. Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. has also provided a guarantee of collection of Enable's obligations under its $1.05 billion Term Loan, which guarantee is subordinated to all senior debt of CERC Corp.

As of December 31, 2013, no amounts have been recorded related to the guarantees discussed above in the Consolidated Balance Sheets.

(14)           Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2013
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$1,853	$1,235	$891	$1,543
Operating income	250	56	4	91
Net income (loss)	128	(162)	32	66

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
	(in millions)
Revenues	$1,550	$846	$954	$1,551
Operating income (loss)	229	106	(152)	211
Net income (loss)	118	42	(127)	104

(1)
Effective May 1, 2013, CERC Corp. contributed CenterPoint Midstream to Enable.  See Note 2(b) and Note 10 for further discussion on the formation of Enable and CERC’s investment in Enable, respectively.

(2)	See Note 2(b) and Note (4) for further discussion on the acquisition of additional interest in Waskom and the goodwill impairment charge, respectively.

(15)           Reportable Business Segments

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

CERC’s reportable business segments include the following: Natural Gas Distribution, Energy Services, Midstream Investments and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation and distribution for, residential, commercial, industrial and institutional customers. Energy Services represents CERC’s non-rate regulated gas sales and services operations. Midstream Investments consists primarily of CERC’s investment in Enable and its retained interest in SESH. The Other Operations business segment includes unallocated corporate costs and inter-segment eliminations.

Prior to May 1, 2013, CERC also reported an Interstate Pipelines business segment, which included CenterPoint Energy’s interstate natural gas pipeline operations, and a Field Services business segment, which included CERC’s non-rate regulated natural gas gathering, processing and treating operations. As previously disclosed, the formation of Enable closed on May 1, 2013. Enable now owns substantially all of CERC’s former Interstate Pipelines and Field Services business segments, except for the retained interest in SESH. As a result, effective May 1, 2013, CERC reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively. See Note 10 for further discussion on Enable formation.

Long-lived assets include net property, plant and equipment, net goodwill and other intangibles and equity investments in unconsolidated subsidiaries. Intersegment sales are eliminated in consolidation.

Financial data for business segments and products and services are as follows (in millions):

	Revenues from External Customers	Inter-segment Revenues	Depreciation and Amortization	Operating Income (Loss)	Total Assets	Expenditures for Long- Lived Assets
As of and for the year ended December 31, 2013:
Natural Gas Distribution	$2,837	$26	$185	$263	$4,976	$430
Energy Services	2,374	27	5	13	895	3
Interstate Pipelines (1) (3)	133	53	20	72	—	29
Field Services (2) (3)	178	18	20	73	—	16
Midstream Investments (4)	—	—	—	—	4,518	—
Other	—	—	—	(20)	1,149	—
Reconciling Eliminations	—	(124)	—	—	(996)	—
Consolidated	$5,522	$—	$230	$401	$10,542	$478
As of and for the year ended December 31, 2012:
Natural Gas Distribution	$2,320	$22	$173	$226	$4,775	$359
Energy Services	1,758	26	6	(250)	839	6
Interstate Pipelines (1)	356	146	56	207	4,004	132
Field Services (2)	467	39	50	214	2,453	52
Other	—	—	—	(3)	647	—
Reconciling Eliminations	—	(233)	—	—	(1,528)	—
Consolidated	$4,901	$—	$285	$394	$11,190	$549
As of and for the year ended December 31, 2011:
Natural Gas Distribution	$2,823	$18	$166	$226	$4,636	$295
Energy Services	2,488	23	5	6	1,089	5
Interstate Pipelines (1)	421	132	54	248	3,867	98
Field Services (2)	370	42	37	189	1,894	201
Other	—	—	—	(7)	660	—
Reconciling Eliminations	—	(215)	—	—	(1,459)	—
Consolidated	$6,102	$—	$262	$662	$10,687	$599
________________

(1)
Interstate Pipelines recorded equity income of $7 million, $26 million and $21 million in the years ended December 31, 2013, 2012 and 2011, respectively, from its 50% interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Interstate Pipelines’ investment in SESH was $404 million and $409 million as of December 31, 2012 and 2011, respectively, and is included in Investment in unconsolidated affiliates. As discussed above, effective May 1, 2013, CenterPoint Energy reports equity earnings associated with its interest in Enable and equity earnings associated with its retained interest in SESH under a new Midstream Investments segment, and no longer has an Interstate Pipelines reporting segment prospectively.

(2)
Field Services recorded equity income of $5 million and $9 million for the years ended December 31, 2012 and 2011, respectively, from its 50% interest in a jointly-owned gas processing plant. These amounts are included in Equity in earnings of unconsolidated affiliates under the Other Income (Expense) caption.  Field Services’ investment in the jointly-owned gas processing plant was $63 million as of December 31, 2011, respectively, and is included in Investment in unconsolidated affiliates. Beginning on August 1, 2012, financial results for Waskom are included in operating income due to the July 31, 2012 purchase of the 50% interest in Waskom that CenterPoint Energy did not already own. CERC contributed 100% interest in Waskom to Enable on May 1, 2013. Effective May 1, 2013, CERC equity earnings associated with its interest in Enable under a new Midstream Investments segment, and no longer has a Field Services reporting segment prospectively.

(3)	Results reflected in the year ended December 31, 2013 represent only January 2013 through April 2013.

(4)
Midstream Investments reported equity earnings of $173 million from Enable and $8 million of equity earnings from CERC’s retained interest in SESH for the eight months ended December 31, 2013. Included in total assets of Midstream Investments as of December 31, 2013 is $4,319 million related to CERC’s investment in Enable and $199 million related to CERC’s retained interest in SESH.

	Year Ended December 31,
Revenues by Products and Services:	2013	2012	2011
	(in millions)
Retail gas sales	$4,150	$3,328	$4,019
Wholesale gas sales	913	613	1,149
Gas transportation and processing	345	847	824
Energy products and services	114	113	110
Total	$5,522	$4,901	$6,102

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 3.34, 3.05, 3.50, 3.05 and 2.63 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to CERC during the fiscal years ending December 31, 2013 and 2012 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2013	2012
Audit fees (1)	$1,898,216	$1,388,798
Audit-related fees (2)	58,000	72,500
Total audit and audit-related fees	1,956,216	1,461,298
Tax fees	—	—
All other fees	—	—
Total fees	$1,956,216	$1,461,298
________________

(1)
For 2013 and 2012, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2013 and 2012, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CERC is not required to have, and does not have, an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Report of Independent Registered Public Accounting Firm	51
Statements of Consolidated Income for the Three Years Ended December 31, 2013	53
Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 2013	54
Consolidated Balance Sheets at December 31, 2013 and 2012	55
Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2013	56
Statements of Consolidated Stockholder’s Equity for the Three Years Ended December 31, 2013	57
Notes to Consolidated Financial Statements	58

The financial statements of Enable Midstream Partners, LP required pursuant to Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2013

Report of Independent Registered Public Accounting Firm	89
II— Valuation and Qualifying Accounts	90

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 92.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
CenterPoint Energy Resources Corp.
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Resources Corp. and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated March 12, 2014; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2014

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2013

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions From Reserves (1)	Balance at End of Period
		Charged to Income	Charged to Other Accounts
	(in millions)
Year Ended December 31, 2013:
Accumulated provisions:
Uncollectible accounts receivable	$23	$20	$—	$18	$25
Deferred tax asset valuation allowance	2	—	—	—	2
Year Ended December 31, 2012:
Accumulated provisions:
Uncollectible accounts receivable	$24	$15	$—	$16	$23
Deferred tax asset valuation allowance	3	(1)	—	—	2
Year Ended December 31, 2011:
Accumulated provisions:
Uncollectible accounts receivable	$25	$25	$—	$26	$24
Deferred tax asset valuation allowance	3	—	—	—	3
________________

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of March, 2014.

CENTERPOINT ENERGY RESOURCES CORP.
(Registrant)

By:	/s/ SCOTT M. PROCHAZKA
Scott M. Prochazka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2014.

Signature	Title

/s/ SCOTT M. PROCHAZKA	Chairman, President and Chief Executive Officer
(Scott M. Prochazka)	(Principal Executive Officer and Director)

/s/ GARY L. WHITLOCK	Executive Vice President and Chief Financial Officer
(Gary L. Whitlock)	(Principal Financial Officer)

/s/ WALTER L. FITZGERALD	Senior Vice President and Chief Accounting Officer
(Walter L. Fitzgerald)	(Principal Accounting Officer)

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2013

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2(a)(1)	Agreement and Plan of Merger among CERC, Houston Lighting and Power Company (“HL&P”), HI Merger, Inc. and NorAm Energy Corp. (“NorAm”) dated August 11, 1996	Houston Industries’ (“HI’s”) Form 8-K dated August 11, 1996	1-7629	2
2(a)(2)	Amendment to Agreement and Plan of Merger among CERC, HL&P, HI Merger, Inc. and NorAm dated August 11, 1996	Registration Statement on Form S-4	333-11329	2(c)
2(b)	Agreement and Plan of Merger dated December 29, 2000 merging Reliant Resources Merger Sub, Inc. with and into Reliant Energy Services, Inc.	Registration Statement on Form S-3	333-54526	2
2(c)	Master Formation Agreement dated March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC.	Form 8-K dated March 14, 2013	1-31447	2.1
3(a)(1)	Certificate of Incorporation of Reliant Energy Resources Corp. (“RERC Corp.”)	Form 10-K for the year ended December 31, 1997	1-3187	3(a)(1)
3(a)(2)	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-3187	3(a)(2)
3(a)(3)	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-3187	3(a)(3)
3(a)(4)	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3(b)	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-3187	3(b)
4(a)(1)	Indenture, dated as of February 1, 1998, between RERC Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1
4(a)(2)	Supplemental Indenture No. 1, dated as of February 1, 1998, providing for the issuance of RERC Corp.’s 6 1/2% Debentures due February 1, 2008	Form 8-K dated February 5, 1998	1-13265	4.2
4(a)(3)	Supplemental Indenture No. 2, dated as of November 1, 1998, providing for the issuance of RERC Corp.’s 6 3/8% Term Enhanced ReMarketable Securities	Form 8-K dated November 9, 1998	1-13265	4.1
4(a)(4)	Supplemental Indenture No. 3, dated as of July 1, 2000, providing for the issuance of RERC Corp.’s 8.125% Notes due 2005	Registration Statement on Form S-4	333-49162	4.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(a)(5)	Supplemental Indenture No. 4, dated as of February 15, 2001, providing for the issuance of RERC Corp.’s 7.75% Notes due 2011	Form 8-K dated February 21, 2001	1-13265	4.1
4(a)(6)	Supplemental Indenture No. 5, dated as of March 25, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	Form 8-K dated March 18, 2003	1-13265	4.1
4(a)(7)	Supplemental Indenture No. 6, dated as of April 14, 2003, providing for the issuance of CERC Corp.’s 7.875% Senior Notes due 2013	Form 8-K dated April 7, 2003	1-13265	4.2
4(a)(8)	Supplemental Indenture No. 7, dated as of November 3, 2003, providing for the issuance of CERC Corp.’s 5.95% Senior Notes due 2014	Form 8-K dated October 29, 2003	1-13265	4.2
4(a)(9)	Supplemental Indenture No. 8, dated as of December 28, 2005, providing for the issuance of CERC Corp.’s 6 1/2% Debentures due 2008	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2005	1-31447	4(f)(9)
4(a)(10)	Supplemental Indenture No. 9, dated as of May 18, 2006, providing for the issuance of CERC Corp.’s 6.15% Senior Notes due 2016	CNP’s Form 10-Q for the quarter ended June 30, 2006	1-31447	4.7
4(a)(11)	Supplemental Indenture No. 10, dated as of February 6, 2007, providing for the issuance of CERC Corp.’s 6.25% Senior Notes due 2037	CNP’s Form 10-K for the year ended December 31, 2007	1-31447	4(f)(11)
4(a)(12)	Supplemental Indenture No. 11 dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.125% Senior Notes due 2017	CNP’s Form 10-Q for quarter ended September 30, 2007	1-31447	4.8
4(a)(13)	Supplemental Indenture No. 12 dated as of October 23, 2007, providing for the issuance of CERC Corp.’s 6.625% Senior Notes due 2037	CNP’s Form 10-Q for quarter ended September 30, 2007	1-31447	4.9
4(a)(14)	Supplemental Indenture No. 13 dated as of May 15, 2008, providing for the issuance of CERC Corp.’s 6.00% Senior Notes due 2018	CNP’s Form 10-Q for quarter ended June 30, 2008	1-31447	4.9
4(a)(15)	Supplemental Indenture No. 14 to Exhibit 4(a)(1) dated as of January 11, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021 and 5.85% Senior Notes due 2041	CNP’s Form 10-K for the year ended December 31, 2010	1-31447	4(a)(15)
4(a)(16)	Supplemental Indenture No. 15 to Exhibit 4(a)(1) dated as of January 20, 2011, providing for the issuance of CERC Corp.’s 4.50% Senior Notes due 2021	CNP’s Form 10-K for the year ended December 31, 2010	1-31447	4(a)(16)
4(b)(1)	$950,000,000 Credit Agreement dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-31447	4.3
4(b)(2)	First Amendment to Credit Agreement, dated April 11, 2013, by and among CERC Corp., Citibank, N.A., as administrative agent, and the banks party thereto.	Form 8-K dated April 11, 2013	1-31447	4.2
4(b)(3)	Second Amendment to Credit Agreement, dated September 9, 2013, by and among CERC Corp., Citibank, N.A., as administrative agent, and the banks party thereto.	Form 8-K dated September 9, 2013	1-31447	4.3

There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of CERC. CERC hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number
10(a)	Service Agreement by and between Mississippi River Transmission Corporation and Laclede Gas Company dated August 22, 1989	NorAm’s Form 10-K for the year ended December 31, 1989	1-13265	10.20
10(b)	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,050,000,000 3-year unsecured term loan facility.	Form 8-K dated March 14, 2013	1-31447	10.1
10(c)	Commitment Letter dated March 14, 2013 by and among CenterPoint Energy, Inc., Enogex LLC, Citigroup Global Markets Inc., UBS Loan Finance LLC and UBS Securities LLC relating to a $1,400,000,000 5-year unsecured revolving credit facility.	Form 8-K dated March 14, 2013	1-31447	10.2
10(d)	First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of May 1, 2013.	Form 8-K dated May 1, 2013	1-31447	10.1
10(e)	First Amendment to the First Amended and Restated Agreement of Limited Partnership of CenterPoint Energy Field Services LP dated as of July 30, 2013.	CNP’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.1
10(f)	Amended and Restated Limited Liability Company Agreement of CNP OGE GP LLC dated as of May 1, 2013.	Form 8-K dated May 1, 2013	1-31447	10.2
10(g)	Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of July 30, 2013.	CNP’s Form 10-Q for the quarter ended September 30, 2013	1-31447	10.2
10(h)	Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CERC Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC.	Form 8-K dated May 1, 2013	1-31447	10.3
10(i)	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP.	Form 8-K dated May 1, 2013	1-31447	10.4
10(j)	Term Loan Facility dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP and Citibank, N.A., as administrative agent, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as co-documentation agents, and the several lenders thereto relating to a $1,050,000,000 3-year unsecured term loan facility.	Form 8-K dated May 1, 2013	1-31447	10.5
10(k)	First Amendment and Waiver to Term Loan Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent.	CNP’s Form 10-K for the year ended December 31, 2013	1-31447	99.4

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10(l)	Revolving Credit Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP and Citibank, N.A., as administrative agent, UBS Securities LLC, as syndication agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, the several lenders from time to time party thereto and the letter of credit issuers from time to time party thereto relating to a $1,400,000,000 5-year unsecured revolving credit facility.	Form 8-K dated May 1, 2013	1-31447	10.6
10(m)	First Amendment and Waiver to Revolving Credit Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent.	CNP’s Form 10-K for the year ended December 31, 2013	1-31447	99.3
10(n)	Subordinated Guaranty of Collection dated as of May 1, 2013 by CERC Corp. in favor of Citibank, N.A., as agent.	Form 8-K dated May 1, 2013	1-31447	10.7
+12	Computation of Ratios of Earnings to Fixed Charges
+23.1	Consent of Deloitte & Touche LLP
+23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of Enable Midstream Partners, LP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock
+99.1	Financial Statements of Enable Midstream Partners, LP as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document