Form 10-Q
period 2014-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2014-05-09
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

As of April 15, 2014, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable Midstream Partners, LP (Enable)), including, among others, energy deregulation or re-regulation, pipeline integrity and safety, health care reform, financial reform, tax legislation and actions regarding the rates charged by our regulated businesses;

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

◦	the integration of the operations of the businesses we contributed to Enable with those contributed by OGE Energy Corp. (OGE) and affiliates of ArcLight Capital Partners, LLC (ArcLight);

◦	the achievement of anticipated operational and commercial synergies and expected growth opportunities, and the successful implementation of its business plan;

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$2,531	$1,853

Expenses:
Natural gas	2,043	1,224
Operation and maintenance	199	251
Depreciation and amortization	49	77
Taxes other than income taxes	52	51
Total	2,343	1,603
Operating Income	188	250

Other Income (Expense):
Interest and other finance charges	(35)	(45)
Equity in earnings of unconsolidated affiliates, net	91	5
Other, net	2	—
Total	58	(40)
Income Before Income Taxes	246	210
Income tax expense	94	82
Net Income	$152	$128

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$152	$128
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—
Other comprehensive income	—	—
Comprehensive income	$152	$128

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$18	$1
Accounts receivable, less bad debt reserve of $32 and $25, respectively	862	565
Accrued unbilled revenue	269	311
Accounts and notes receivable — affiliated companies	63	44
Materials and supplies	37	34
Natural gas inventory	26	145
Non-trading derivative assets	24	24
Taxes receivable	—	18
Deferred income tax assets	13	21
Prepaid expenses and other current assets	89	51
Total current assets	1,401	1,214

Property, Plant and Equipment:
Property, plant and equipment	4,901	4,815
Less: accumulated depreciation and amortization	1,418	1,379
Property, plant and equipment, net	3,483	3,436

Other Assets:
Goodwill	840	840
Non-trading derivative assets	9	10
Investment in unconsolidated affiliates	4,540	4,518
Notes receivable from unconsolidated affiliates	363	363
Other	144	161
Total other assets	5,896	5,892

Total Assets	$10,780	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	March 31, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$—	$43
Accounts payable	631	495
Accounts and notes payable — affiliated companies	85	103
Taxes accrued	80	74
Interest accrued	39	36
Customer deposits	79	78
Non-trading derivative liabilities	17	17
Other	174	163
Total current liabilities	1,105	1,009

Other Liabilities:
Accumulated deferred income taxes, net	2,164	2,082
Non-trading derivative liabilities	2	4
Benefit obligations	102	102
Regulatory liabilities	670	642
Other	157	160
Total other liabilities	3,095	2,990

Long-Term Debt	2,124	2,240

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,417	2,416
Retained earnings	2,034	1,882
Accumulated other comprehensive income	5	5
Total stockholder’s equity	4,456	4,303

Total Liabilities and Stockholder’s Equity	$10,780	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$152	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	77
Amortization of deferred financing costs	2	3
Deferred income taxes	89	76
Equity in earnings of unconsolidated affiliates, net of distributions	(22)	4
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	(272)	(71)
Accounts receivable/payable - affiliated companies	(18)	10
Inventory	116	122
Taxes receivable	18	—
Accounts payable	141	(36)
Fuel cost recovery	(27)	105
Interest and taxes accrued	9	23
Non-trading derivatives, net	—	6
Margin deposits, net	1	12
Other current assets	13	4
Other current liabilities	(6)	(40)
Other assets	16	(4)
Other liabilities	23	34
Other, net	2	—
Net cash provided by operating activities	286	453
Cash Flows from Investing Activities:
Capital expenditures	(89)	(116)
Other, net	(1)	(2)
Net cash used in investing activities	(90)	(118)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(43)	(38)
Proceeds from (payments of) commercial paper, net	(118)	61
Decrease in notes payable - affiliated companies	(19)	(339)
Other, net	1	—
Net cash used in financing activities	(179)	(316)

Net Increase in Cash and Cash Equivalents	17	19
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$18	$20

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$28	$32
Income tax refunds, net	(18)	—
Non-cash transactions:
Accounts payable related to capital expenditures	$16	$40

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC).  The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2013.

Background. CERC owns and operates natural gas distribution systems (Gas Operations) and owns an interest in Enable Midstream Partners, LP (Enable) as described in Note 6. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2014, CERC Corp. also owned approximately 58.3% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets. Following the completion of Enable's initial public offering on April 16, 2014, CERC Corp. owns approximately 54.7% of the limited partner interests in Enable.

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

(2)       New Accounting Pronouncements

Management believes that recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2014	2013
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Amortization of loss	—	1
Net periodic cost	$1	$2

CERC expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $2 million was contributed during the three months ended March 31, 2014.

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

(a) Non-Trading Activities

Derivative Instruments. CERC enters into certain derivative instruments to manage physical commodity price risk and does not engage in proprietary or speculative commodity trading.  These financial instruments do not qualify or are not designated as cash flow or fair value hedges.

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its gas operations in Arkansas, Louisiana, Mississippi and Oklahoma. Gas operations in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on Gas Operations’ results in these jurisdictions.

CERC entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013 and $16 million in 2013 - 2014.  The swaps are based on ten-year normal weather. During the three months ended March 31, 2014 and 2013, CERC recognized losses of $7 million and $3 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of March 31, 2014 and December 31, 2013, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2014 and 2013.

Fair Value of Derivative Instruments
		March 31, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$29	$4
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	11	2
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	18
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	—	2
Total		$41	$26
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 547 Bcf or a net 92 Bcf long position. Of the net long position, basis swaps constitute 91 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $14 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $(1) million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$30	$(6)	$24
Other Assets: Non-trading derivative assets	11	(2)	9
Current Liabilities: Non-trading derivative liabilities	(22)	5	(17)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$15	$(1)	$14
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		December 31, 2013
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$28	$4
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	10	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	4	21
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	1	5
Total		$43	$30
________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 607  billion cubic feet (Bcf) or a net 46 Bcf long position.  Of the net long position, basis swaps constitute 99 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $13 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of less than $1 million.

(3)	The $28 million Derivative Current Asset includes $1 million related to physical forwards purchased from Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2013
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(8)	$24
Other Assets: Non-trading derivative assets	11	(1)	10
Current Liabilities: Non-trading derivative liabilities	(25)	8	(17)
Other Liabilities: Non-trading derivative liabilities	(5)	1	(4)
Total	$13	$—	$13
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Realized and unrealized gains and losses on derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical natural gas sales derivative contracts and as natural gas expense for financial natural gas derivatives and other physical natural gas derivatives.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(101)	$(14)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	110	16
Total		$9	$2
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $2 million during the three months ended March 31, 2014 related to physical forwards purchased from Enable.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both March 31, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both March 31, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at March 31, 2014 and December 31, 2013, less than $1 million and $1 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $3.43 to $5.20 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 62%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2014, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2014
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	4	32	5	(8)	33
Total assets	$17	$32	$5	$(8)	$46
Liabilities
Natural gas derivatives	$1	$20	$5	$(7)	$19
Total liabilities	$1	$20	$5	$(7)	$19
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $(1) million posted with the same counterparties.

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

(2)	The (Level 2) Natural gas derivative assets of $33 million includes $1 million related to physical forwards purchased from Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$3	$2
Total gains (losses)	(2)	2
Total settlements	1	(1)
Transfers into Level 3	(1)	—
Ending balance (1)	$1	$3
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2)	$2
____________

(1)	CERC did not have significant Level 3 purchases, sales or transfers out of Level 3 during the three months ended March 31, 2014 or 2013.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. Non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable from unconsolidated affiliates	$363	$365	$363	$363
Financial liabilities:
Long-term debt	$2,124	$2,399	$2,240	$2,466

(6)       Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CERC will adjust its investment in Enable each period for contributions made, distributions received, CERC’s share of Enable’s comprehensive income and accretion of any basis difference. CERC evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CERC’s investment in Enable is considered to be a variable interest entity (VIE) because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CERC is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CERC’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at March 31, 2014, CERC Corp.'s guarantee of Enable’s $1.05 billion term loan (Term Loan) and other guarantees discussed in Note 10, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. CERC Corp.'s guarantee of Enable’s Term Loan is subordinated to all senior debt of CERC. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and mature in 2017. CERC had interest receivable of $6 million as of March 31, 2014 and interest income of $2 million during the three months ended March 31, 2014 on its $363 million of notes receivable from Enable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate these support services at any time with 180 days’ notice if approved by the board of Enable's general partner.  Additionally, CERC agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CERC, OGE and Enable prior to that date.

CERC did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date to March 31, 2014. CERC billed Enable for reimbursement of transitional services, including the costs of seconded employees, of $45 million during the three months ended March 31, 2014, under the Transition Agreements. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CERC and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  These governance related costs were approximately $3 million in the three months ended March 31, 2014, which were included in the amounts billed for transitional services during the period. CERC had accounts receivable from Enable of $20 million as of March 31, 2014 for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CERC. As of March 31, 2014, CERC determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CERC to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CERC for severance and termination costs related to the termination of CERC's seconded employees, including any potential benefit-related costs, regardless of whether such seconded employees are offered employment by Enable.

CERC has certain put rights, and Enable has certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, for changes in the value of SESH. Specifically, the rights are exercisable with respect to a 24.95% interest in SESH (which may be exercised no earlier than May 2014) and a 0.1% interest in SESH (which may be exercised no earlier than May 2015). If CERC were to exercise its put rights or Enable were to exercise its call rights, CERC would contribute to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units and its 0.1% interest in SESH in exchange for 25,341 common units. Subject to certain restrictions, if the fair market value of the contributed SESH interest is more or less than the value of the common units issued as consideration for the SESH interest, a cash payment may be required to be made by either Enable or CERC.

During the three months ended March 31, 2014, CERC incurred natural gas expenses, including transportation and storage costs, of $47 million for transactions with Enable. CERC had accounts payable to Enable of $16 million at March 31, 2014 from such transactions.

As of March 31, 2014, CERC held an approximate 58.3% limited partner interest in Enable and a 25.05% interest in SESH.

On April 16, 2014, Enable completed its initial public offering of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $466 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. Following the offering, CERC Corp. owns approximately 54.7% of the limited partner interests in Enable, which consists of 87,803,909 common units and 139,704,916 subordinated units.  Enable continues to be equally controlled by CenterPoint Energy and OGE; each own 50% of the management rights in the general partner of Enable. CenterPoint Energy and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Investment in Unconsolidated Affiliates:

	March 31, 2014	December 31, 2013
	(in millions)
Enable	$4,340	$4,319
SESH	200	199
Total	$4,540	$4,518

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Enable	$88	$—
SESH (1)	3	5
	$91	$5

(1)	On May 1, 2013, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 25.05% interest in SESH.

Summarized consolidated income information for Enable for the three months ended March 31, 2014 is as follows (in millions):

Operating revenues	$1,002
Cost of sales, excluding depreciation and amortization	633
Operating income	162
Net income attributable to Enable	149

CERC's approximate 58.3% interest	$87
Basis difference accretion gain	1
CERC's approximate 58.3% interest, net	$88
Summarized consolidated balance sheet information for Enable as of March 31, 2014 is as follows (in millions):

Current assets	$500
Non-current assets	10,758
Current liabilities	1,039
Non-current liabilities	2,002
Non-controlling interest	34
Enable Partner's capital	8,183

CERC's approximate 58.3% interest, net	$4,773
CERC's basis difference	(433)
CERC's investment in Enable	$4,340

Summarized basis difference information for Enable is as follows (in millions):

Basis difference attributable to goodwill as of Closing Date (1)	$229
Basis difference to be accreted over 30 years as of Closing Date	210
Total basis difference as of Closing Date	439

Accumulated accretion of basis difference as of March 31, 2014	(6)
CERC's basis difference in Enable as of March 31, 2014	$433

(1)	This difference related to CERC’s proportionate share of Enable’s goodwill arising from Enable's acquisition of Enogex, and therefore will not be recognized by CERC.

Cash distributions received from Enable and SESH were approximately $67 million and $3 million, respectively, during the three months ended March 31, 2014 and were $-0- and $9 million, respectively, during the three months ended March 31, 2013.

(7)       Goodwill

Goodwill by reportable business segment as of both March 31, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had money pool borrowings of $19 million and $38 million at March 31, 2014 and December 31, 2013, respectively, which are included in accounts and notes payable —affiliated companies in the Condensed Consolidated Balance Sheets.

CERC had net interest expense related to affiliate borrowings of less than $1 million and $1 million for the three months ended March 31, 2014 and 2013, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $28 million and $37 million for the three months ended March 31, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $-0- and $43 million as of March 31, 2014 and December 31, 2013, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of March 31, 2014 and December 31, 2013, CERC had the following revolving credit facility and utilization of such facility (in millions):

	March 31, 2014			December 31, 2013
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$600	$—	$—	$—	$—	$—	$118

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of CERC's consolidated capitalization.

CERC Corp. was in compliance with all financial covenants in its revolving credit facility as of March 31, 2014.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2014, minimum payment obligations for natural gas supply commitments are approximately $206 million for the remaining nine months in 2014, $363 million in 2015, $311 million in 2016, $247 million in 2017, $240 million in 2018 and $120 million after 2018.

(b) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Energy Houston Electric, LLC or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, Reliant Resources, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI, and RRI changed its name to GenOn Energy, Inc. (GenOn). In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which were filed as class actions, alleged violations of state and federal antitrust laws. Plaintiffs in these lawsuits sought a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CERC does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past. In Minnesota, CERC has completed remediation on two sites, other than ongoing monitoring and water treatment. There are five remaining sites in CERC’s Minnesota service territory. CERC believes that it has no liability with respect to two of these sites.

At March 31, 2014, CERC had recorded a liability of $14 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of March 31, 2014, CERC had collected $6.4 million from insurance companies to be used for future environmental remediation.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $55 million as of March 31, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. has provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

As of March 31, 2014, no amounts had been recorded in the Condensed Consolidated Balance Sheets related to these guarantees.

(11)           Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 38% compared to 39% for the same period in 2013. The lower effective tax rate for the three months ended March 31, 2014 was primarily due to a decrease in the blended state tax rate that resulted from the formation of Enable. CERC reported no uncertain tax liability as of March 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending March 31, 2015. CenterPoint Energy’s consolidated federal income tax return filed for the year ended December 31, 2012 is currently under audit by the Internal Revenue Service.

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

Financial data for business segments are as follows (in millions):

	For the Three Months Ended March 31, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of March 31, 2014
Natural Gas Distribution	$1,478	$9	$162	$5,104
Energy Services	1,052	32	26	1,053
Midstream Investments (1)	—	—	—	4,540
Other	1	—	—	1,320
Reconciling Eliminations	—	(41)	—	(1,237)
Consolidated	$2,531	$—	$188	$10,780

	For the Three Months Ended March 31, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2013
Natural Gas Distribution	$1,043	$8	$139	$4,976
Energy Services	588	9	7	895
Interstate Pipelines	92	40	52	—
Field Services	130	11	53	—
Midstream Investments (1)	—	—	—	4,518
Other	—	—	(1)	1,149
Reconciling Eliminations	—	(68)	—	(996)
Consolidated	$1,853	$—	$250	$10,542

(1)
Midstream Investments reported equity earnings of $88 million from Enable and $3 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the three months ended March 31, 2014. Included in total assets of Midstream Investments as of March 31, 2014 and December 31, 2013 is $4,340 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $200 million and $199 million, respectively, related to CenterPoint Energy’s retained interest in SESH.

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were $2 million and $4 million, respectively, of margin deposits and $70 million and $22 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 were $78 million and $42 million, respectively, of over-recovered gas cost.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2014 and the three months ended March 31, 2013. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Enable Initial Public Offering. On April 16, 2014, Enable Midstream Partners, LP (Enable) completed its initial public offering (IPO) of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight Capital Partners, LLC (ArcLight) pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $466 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs.
In connection with its IPO, on March 25, 2014, Enable effected a 1 for 1.279082616 reverse unit split. Immediately following the unit split, we owned 227,508,825 common units, representing a 58.3% limited partner interest in Enable. Also in connection with Enable’s IPO, 139,704,916 of our common units and 68,150,514 of OGE Energy Corp.'s (OGE) common units were converted into subordinated units.

Following Enable’s IPO, we own 87,803,909 common units and 139,704,916 subordinated units in Enable, representing a 54.7% limited partner interest. Enable is equally controlled by us and OGE; each own 50% of the management rights in the general partner of Enable. We and OGE also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner of Enable.

As of April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2014 and 2013, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenues	$2,531	$1,853
Expenses:
Natural gas	2,043	1,224
Operation and maintenance	199	251
Depreciation and amortization	49	77
Taxes other than income taxes	52	51
Total	2,343	1,603
Operating Income	188	250
Interest and other finance charges	(35)	(45)
Equity in earnings of unconsolidated affiliates, net	91	5
Other expense, net	2	—
Income Before Income Taxes	246	210
Income tax expense	94	82
Net Income	$152	$128

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We reported net income of $152 million for the three months ended March 31, 2014 compared to $128 million for the same period in 2013.  The increase in net income of $24 million was primarily due to increased equity earnings of unconsolidated affiliates ($86 million) and decreased interest expense ($10 million), which were partially offset by decreased operating income ($62 million) (discussed by segment below) and increased income tax expense ($12 million).

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2014 was 38%, compared to 39% for the same period in 2013. The lower effective tax rate for the three months ended March 31, 2014 was primarily due to a decrease in the blended state tax rate that resulted from the formation of Enable.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three months ended March 31, 2014 and 2013, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Natural Gas Distribution	$162	$139
Energy Services	26	7
Interstate Pipelines	—	52
Field Services	—	53
Other Operations	—	(1)
Total Consolidated Operating Income	$188	$250

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II this Quarterly Report on Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,487	$1,051
Expenses:
Natural gas	1,039	656
Operation and maintenance	187	170
Depreciation and amortization	48	45
Taxes other than income taxes	51	41
Total expenses	1,325	912
Operating Income	$162	$139
Throughput (in billion cubic feet (Bcf)):
Residential	106	80
Commercial and industrial	97	86
Total Throughput	203	166
Number of customers at end of period:
Residential	3,103,209	3,072,154
Commercial and industrial	248,625	247,067
Total	3,351,834	3,319,221

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our Natural Gas Distribution business segment reported operating income of $162 million for the three months ended March 31, 2014 compared to $139 million for the three months ended March 31, 2013. Operating income increased $23 million as a result of increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($17 million), rate increases ($14 million) and increased economic activity across our footprint including the addition of approximately 33,000 customers ($4 million).  These increases were partially offset by higher bad debt expense ($6 million) and higher depreciation and other taxes ($5 million).  Increased expense related to energy efficiency programs ($6 million) and increased expense related to higher gross receipt taxes ($7 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,084	$597
Expenses:
Natural gas	1,045	578
Operation and maintenance	12	11
Depreciation and amortization	1	1
Total expenses	1,058	590
Operating Income	$26	$7
Throughput (in Bcf)	184	162
Number of customers at end of period	17,395	16,934

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Our Energy Services business segment reported operating income of $26 million for the three months ended March 31, 2014 compared to $7 million for the three months ended March 31, 2013.  The increase in operating income of $19 million is primarily due to $11 million of improved margins resulting from optimization of existing gas transportation assets and increased throughput and price volatility, driven mainly by weather-related capacity constraints in our northern service territories. The first quarter of 2014 included a $4 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins, compared to a $5 million charge for the same period of 2013.

Interstate Pipelines

For information regarding factors that may affect our historical Interstate Pipelines business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our historical Interstate Pipelines business segment for the three months ended March 31, 2013 (in millions, except throughput data):

Three Months Ended March 31, 2013
Revenues	$132
Expenses:
Natural gas	20
Operation and maintenance	38
Depreciation and amortization	15
Taxes other than income taxes	7
Total expenses	80
Operating Income	$52

Equity in earnings of unconsolidated affiliates	$5

Transportation throughput (in Bcf)	365

Our Interstate Pipeline business segment reported operating income of $52 million for the three months ended March 31, 2013.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended March 31, 2014 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $5 million for the three months ended March 31, 2013. Beginning May 1, 2013, equity earnings related to the interest in SESH contributed to Enable as well as our remaining 25.05% interest in SESH are reported as components of equity income in our Midstream Investments segment.

Field Services

For information regarding factors that may affect our historical Field Services business segment, please read “Risk Factors ─ Risk Factors Affecting Our Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table provides summary data of our historical Field Services business segment for the three months ended March 31, 2013 (in millions, except throughput data):

Three Months Ended March 31, 2013
Revenues	$141
Expenses:
Natural gas	38
Operation and maintenance	32
Depreciation and amortization	15
Taxes other than income taxes	3
Total expenses	88
Operating Income	$53

Equity in earnings of unconsolidated affiliates	$—

Gathering throughput (in Bcf)	189

Our Field Services business segment reported operating income of $53 million for the three months ended March 31, 2013. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three months ended March 31, 2014 are not comparable to the same period in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors ─ Risk Factors Affecting Our Natural Gas Distribution, Energy Services, Interstate Pipelines and Field Services Businesses,” “─ Risk Factors Associated with Our Consolidated Financial Condition” and “─ Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2013 Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2014, we reported pre-tax equity income of $88 million from our 58.3% limited partner interest in Enable and $3 million of pre-tax equity income from our 25.05% interest in SESH.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and “Management’s Narrative Analysis of Results of Operations - Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission and distribution operations. These capital expenditures relate to reliability, safety and system expansions. Our principal cash requirements for the remaining nine months of 2014 include approximately $447 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2014. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy's ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $55 million as of March 31, 2014. Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

CERC Corp. has provided a guarantee of collection of Enable's obligations under its $1.05 billion three-year unsecured term loan facility, which guarantee is subordinated to all senior debt of CERC Corp.

Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2013 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP) . The natural gas distribution business of CERC’s (Gas Operations) Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2014. For the Houston Division, CERC has asked that its GRIP filing to recover costs related to $66.6 million in incremental capital expenditures that were incurred in 2013 be operationally suspended for one year so as to ensure earnings more consistent with those currently approved. For the South Texas Division, the filing is to recover costs related to $15.9 million in incremental capital expenditures that were incurred in 2013. The increase in revenue requirements for this filing period is $1.8 million annually based on an authorized rate of return of 8.75%. Rates should be implemented by July 2014. For the Beaumont/East Texas Division, the first GRIP filing is to recover costs related to $31.4 million in incremental capital expenditures that were incurred in 2012 and 2013. The increase in revenue requirements for this filing period is $3.0 million annually based on an authorized rate of return of 8.51%. Rates should be implemented by July 2014.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013.  Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. In May

2014, following oral arguments and deliberations by the Minnesota Public Utility Commission (MPUC), the MPUC voted to authorize an overall base rate increase of approximately $33 million based on a ROE of 9.59% and a 52% equity ratio.  The MPUC also authorized the implementation of a three year pilot revenue decoupling mechanism with an effective date of July 1, 2015. Gas Operations expects to receive a final order from the MPUC in its rate proceeding in June 2014.  Following receipt of the final order and a period of reconsideration,  Gas Operations will implement the revised rates approved by the MPUC and refund to customers the difference between the amounts approved by the MPUC and amounts collected under the interim rates, which amounts have already been reserved by Gas Operations.

Other Matters

Credit Facility

As of April 15, 2014, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at April 15, 2014	Termination Date
September 9, 2011	$600	$—	September 9, 2018

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

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of April 15, 2014, CERC Corp. had no outstanding commercial paper.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amounts of our senior debt securities.

Temporary Investments

As of April 15, 2014, we had external temporary investments of approximately $274 million.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 15, 2014, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 15, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa2	Stable	A-	Stable	BBB	Stable
_______________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer's rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one-to-two year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2014, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2014, the amount posted as collateral aggregated approximately $2 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of March 31, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of March 31, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Enable Midstream Partners

Certain of the entities contributed to Enable by us are obligated on approximately $363 million of indebtedness owed to a wholly owned subsidiary of ours that is scheduled to mature in 2017.

Prior to its IPO, Enable was obligated to distribute 100% of its distributable cash (as such term was defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. During the three months ended March 31, 2014, we received a cash distribution of approximately $67 million from Enable made with respect to our limited partner interest in Enable for the fourth quarter of 2013. We expect to receive a cash distribution of approximately $90 million from Enable in the second quarter of 2014 to be made with respect to our limited partner interest in Enable for the first quarter of 2014. We also expect to receive a distribution of distributable cash generated with respect to the period commencing April 1, 2014 and ending on April 15, 2014, the date immediately prior to the completion of Enable's IPO. Following its IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable will adjust the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, CERC continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. We have investments in certain unconsolidated affiliates. As we do not control these affiliates, our disclosure controls and procedures with respect to such affiliates are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 10(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business - Regulation” and “- Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A. RISK FACTORS

Other than with respect to the additional or updated risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2013 Form 10-K.

An entity we jointly control acts as the general partner of a publicly traded master limited partnership, Enable, which may involve a greater exposure to legal liability than our historic business operations.

We own a 50% management interest in Enable GP, LLC, which acts as the general partner of Enable, a publicly traded master limited partnership. Our joint control of the general partner of Enable may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to Enable. Any liability resulting from such claims could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our cash flows will be adversely impacted if we receive less cash distributions from Enable than we currently expect.

Both CERC Corp. and OGE hold their limited partnership interests in Enable in the form of both common units and subordinated units. As of April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit, or $1.15 per unit on an annualized basis, on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”). The principal difference between Enable’s common units and subordinated units is that in any quarter during the applicable subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on common units from prior quarters. If Enable does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions. Accordingly, if Enable is unable to pay its minimum quarterly distribution, the amount of cash distributions we receive from Enable may be adversely affected. Enable may not have sufficient available cash each quarter to enable it to pay the minimum quarterly distribution. The amount of cash Enable can distribute on its units will principally depend upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins it realizes with respect to the volume of natural gas, natural gas liquids (NGLs) and crude oil that it handles;

•the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil it gathers, compresses, treats, dehydrates, processes, fractionates, transports and stores;

•the relationship among prices for natural gas, NGLs and crude oil;

•cash calls and settlements of hedging positions;

•margin requirements on open price risk management assets and liabilities;

•the level of competition from other midstream energy companies;

•adverse effects of legislative and regulatory actions with respect to tax, environmental and other matters;

•the level of its operation and maintenance expenses and general and administrative costs; and

•prevailing economic conditions.

In addition, the actual amount of cash Enable will have available for distribution will depend on other factors, including:

•the level and timing of its capital expenditures;

•the cost of acquisitions;

•its debt service requirements and other liabilities;

•fluctuations in its working capital needs;

•its ability to borrow funds and access capital markets;

•restrictions contained in its debt agreements;

•the amount of cash reserves established by its general partner; and

•other business risks affecting its cash levels.

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

Enable-Mississippi River Transmission, LLC’s (MRT) firm transportation and storage contracts with Laclede are scheduled to expire in 2015 and 2016. The primary terms of Enable Gas Transmission, LLC’s (EGT) firm transportation and storage contracts with CERC’s natural gas distribution business will expire in 2018.

Enable’s firm transportation contract with an affiliate of AEP expires January 1, 2015 and will remain in effect from year to year thereafter unless either party provides written notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. The primary term of Enable’s transportation agreement with OG&E is scheduled to expire April 30, 2019. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

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

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. Our ratio of earnings to fixed charges for the three months ended March 31, 2014 and 2013 was 7.22 and 5.55, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Subordinated Guaranty of Collection dated as of May 1, 2013 by CenterPoint Energy Resources Corp. (CERC) in favor of Citibank, N.A., as agent	Form 8-K dated May 1, 2013	1-13265	10.7
4.4	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
10.1	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of April 16, 2014	Form 8-K dated April 16, 2014	1-13265	10.1
10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of April 16, 2014	Form 8-K dated April 16, 2014	1-13265	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 9, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Subordinated Guaranty of Collection dated as of May 1, 2013 by CenterPoint Energy Resources Corp. (CERC) in favor of Citibank, N.A., as agent	Form 8-K dated May 1, 2013	1-13265	10.7
4.4	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
10.1	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of April 16, 2014	Form 8-K dated April 16, 2014	1-13265	10.1
10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Enable GP, LLC dated as of April 16, 2014	Form 8-K dated April 16, 2014	1-13265	10.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document