Form 10-Q
period 2014-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2014-08-11
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

As of July 24, 2014, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas and natural gas liquids (NGLs), and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$1,183	$1,235	$3,714	$3,088

Expenses:
Natural gas	880	880	2,923	2,104
Operation and maintenance	179	209	378	460
Depreciation and amortization	51	56	100	133
Taxes other than income taxes	34	34	86	85
Total	1,144	1,179	3,487	2,782
Operating Income	39	56	227	306

Other Income (Expense):
Interest and other finance charges	(34)	(37)	(69)	(82)
Equity in earnings of unconsolidated affiliates, net	71	37	162	42
Other, net	2	(5)	4	(5)
Total	39	(5)	97	(45)
Income Before Income Taxes	78	51	324	261
Income tax expense	30	213	124	295
Net Income (Loss)	$48	$(162)	$200	$(34)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (Loss)	$48	$(162)	$200	$(34)
Comprehensive income (Loss)	$48	$(162)	$200	$(34)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$5	$1
Accounts receivable, less bad debt reserve of $23 and $25, respectively	486	565
Accrued unbilled revenue	83	311
Accounts and notes receivable — affiliated companies	171	44
Materials and supplies	41	34
Natural gas inventory	140	145
Non-trading derivative assets	26	24
Taxes receivable	—	18
Deferred income tax assets	16	21
Prepaid expenses and other current assets	93	51
Total current assets	1,061	1,214

Property, Plant and Equipment:
Property, plant and equipment	5,052	4,815
Less: accumulated depreciation and amortization	1,460	1,379
Property, plant and equipment, net	3,592	3,436

Other Assets:
Goodwill	840	840
Non-trading derivative assets	12	10
Investment in unconsolidated affiliates	4,517	4,518
Notes receivable from unconsolidated affiliates	363	363
Other	145	161
Total other assets	5,877	5,892

Total Assets	$10,530	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	June 30, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$42	$43
Accounts payable	326	495
Accounts and notes payable — affiliated companies	69	103
Taxes accrued	42	74
Interest accrued	36	36
Customer deposits	78	78
Non-trading derivative liabilities	12	17
Other	155	163
Total current liabilities	760	1,009

Other Liabilities:
Accumulated deferred income taxes, net	2,195	2,082
Non-trading derivative liabilities	2	4
Benefit obligations	103	102
Regulatory liabilities	685	642
Other	156	160
Total other liabilities	3,141	2,990

Long-Term Debt	2,125	2,240

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,417	2,416
Retained earnings	2,082	1,882
Accumulated other comprehensive income	5	5
Total stockholder’s equity	4,504	4,303

Total Liabilities and Stockholder’s Equity	$10,530	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$200	$(34)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100	133
Amortization of deferred financing costs	5	6
Deferred income taxes	116	289
Write-down of natural gas inventory	—	3
Equity in earnings of unconsolidated affiliates, net of distributions	2	(25)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	289	168
Accounts receivable/payable - affiliated companies	18	(10)
Inventory	(2)	(1)
Taxes receivable	18	—
Accounts payable	(174)	(109)
Fuel cost recovery	(42)	116
Interest and taxes accrued	(32)	(22)
Non-trading derivatives, net	(11)	—
Margin deposits, net	(2)	7
Other current assets	13	15
Other current liabilities	(11)	(17)
Other assets	13	(7)
Other liabilities	29	14
Other, net	3	1
Net cash provided by operating activities	532	527
Cash Flows from Investing Activities:
Capital expenditures	(227)	(239)
Increase in notes receivable from unconsolidated affiliates	(141)	—
Investment in unconsolidated affiliates	(1)	—
Cash contribution to Enable	—	(38)
Other, net	(3)	—
Net cash used in investing activities	(372)	(277)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(1)	(1)
Payments of commercial paper, net	(118)	—
Proceeds from long-term debt	—	1,050
Payments of long-term debt	—	(525)
Decrease in notes payable - affiliated companies	(38)	(768)
Other, net	1	—
Net cash used in financing activities	(156)	(244)

Net Increase in Cash and Cash Equivalents	4	6
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$5	$7

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$64	$85
Income taxes (refunds), net	(1)	1
Non-cash transactions:
Accounts payable related to capital expenditures	$26	$33

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

Background. CERC owns and operates natural gas distribution systems (Gas Operations) and owns an interest in Enable Midstream Partners, LP (Enable) as described in Note 6. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of June 30, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

(2)       New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which significantly changes the existing accounting guidance on discontinued operations. Under ASU 2014-08, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results should be reported as a discontinued operation.  ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  ASU 2014-08 should be applied to components classified as held for sale after its effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption is expected to reduce the number of disposals that meet the definition of a discontinued operation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. ASU 2014-09 provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. Accordingly, CERC will adopt ASU 2014-09 on January 1, 2017, and is currently evaluating the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Interest cost on accumulated benefit obligation	$2	$1	3	2
Amortization of prior service cost	—	—	—	1
Amortization of loss	—	1	—	1
Net periodic cost	$2	$2	$3	$4

CERC expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $1 million and $3 million was contributed during the three and six months ended June 30, 2014, respectively.

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

CERC entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013 and $16 million in 2013 - 2014.  The swaps are based on ten-year normal weather. During the three months ended June 30, 2014 and 2013, CERC recognized losses of $-0- and $3 million, respectively, related to these swaps. During the six months ended June 30, 2014 and 2013, CERC recognized losses of $7 million and $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of June 30, 2014 and December 31, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and six months ended June 30, 2014 and 2013.

Fair Value of Derivative Instruments
		June 30, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$31	$5
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	14	2
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	13
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	—	2
Total		$46	$22
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 603 Bcf or a net 97 Bcf long position. Of the net long position, basis swaps constitute 97 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $24 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above.

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$32	$(6)	$26
Other Assets: Non-trading derivative assets	14	(2)	12
Current Liabilities: Non-trading derivative liabilities	(18)	6	(12)
Other Liabilities: Non-trading derivative liabilities	(4)	2	(2)
Total	$24	$—	$24
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$5	$27
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	4	(18)
Total		$9	$9

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(96)	$13
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	114	(2)
Total		$18	$11
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $-0- and $2 million during the three and six months ended June 30, 2014 related to physical forwards purchased from Enable.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both June 30, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both June 30, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at June 30, 2014 and December 31, 2013, less than $1 million and $1 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.62 to $4.98 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 62%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2014, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2014
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	3	37	6	(8)	38
Total assets	$16	$37	$6	$(8)	$51
Liabilities
Natural gas derivatives	$1	$19	$2	$(8)	$14
Total liabilities	$1	$19	$2	$(8)	$14
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $-0- posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$1	$3	$3	$2
Total gains	2	1	—	3
Total settlements	1	—	2	(1)
Transfers into Level 3	—	—	(1)	—
Ending balance (1)	$4	$4	$4	$4
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1	$2	$2	$3
____________

(1)	CERC did not have significant Level 3 purchases, sales or transfers out of Level 3 during the three or six months ended June 30, 2014 or 2013.

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

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable from unconsolidated affiliates	$363	$369	$363	$363
Financial liabilities:
Long-term debt	$2,125	$2,466	$2,240	$2,466

(6)       Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CERC will adjust its investment in Enable each period for contributions made, distributions received, CERC’s share of Enable’s comprehensive income and accretion of differences, as appropriate. CERC evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CERC’s investment in Enable is considered to be a variable interest entity (VIE) because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CERC is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CERC’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at June 30, 2014, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 10, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. CERC Corp.’s guarantee of Enable’s Guaranteed Senior Notes is subordinated to all senior debt of CERC and is subject to automatic release on May 1, 2016. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CERC recorded interest income of $2 million and $1 million during the three months ended June 30, 2014 and 2013, respectively, and $4 million and $1 million during the six months ended June 30, 2014 and 2013, respectively, for interest earned on or after the Closing Date and had interest receivable from Enable of $5 million and $4 million as of June 30, 2014 and December 31, 2013, respectively, on its notes receivable from Enable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Services Agreement and other agreements (collectively, Transition Agreements) whereby CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term ending on April 30, 2016. The support services automatically extend year-to-year at the end of the initial term, unless terminated by Enable with at least 90 days’ notice. Enable may terminate the initial support services at any time with 180 days’ notice if approved by the board of Enable's general partner.  Additionally, CERC agreed to provide seconded employees to Enable to support its operations for an initial term ending on December 31, 2014, unless revised by mutual agreement with CERC, OGE and Enable prior to that date.

CERC billed Enable for reimbursement of transitional services, including the costs of seconded employees, $37 million and $28 million during the three months ended June 30, 2014 and 2013, respectively, and $82 million and $28 million during the six months ended June 30, 2014 and 2013, respectively, under the Transition Agreements for transition services incurred on or after the Closing Date. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CERC and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  CERC had accounts receivable from Enable of $20 million and $21 million as of June 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CERC. CERC did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date through June 30, 2014. As of June 30, 2014, CERC determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CERC to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CERC for severance and termination costs related to the termination of CERC's seconded employees, regardless of whether such seconded employees are offered employment by Enable.

On April 16, 2014, Enable completed its initial public offering (IPO) of 28,750,000 common units, at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs. In connection with Enable’s IPO, a portion of CERC’s common units were converted into subordinated units, as discussed further below. Subsequent to the IPO, Enable continues to be equally controlled by CERC and OGE; each own 50% of the management rights in the general partner of Enable. CERC and OGE also own a 40% and 60% economic interest, respectively, in the incentive distribution rights held by the general partner of Enable.

As a result of Enable’s IPO, CERC’s limited partner interest in Enable was reduced from approximately 58.3% to approximately 54.7%. CERC accounted for the dilution of its investment in Enable as a result of Enable’s IPO as a failed partial sale of in-substance real estate. CERC did not receive any cash from Enable’s IPO and, as such, CERC did not recognize a gain or loss. CERC’s basis difference in Enable was reduced for the impact of the Enable IPO.

In accordance with the Enable formation agreements, CERC had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by CERC, under which CERC would contribute its retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from CERC to Enable or from Enable to CERC, to the extent of changes in the value of SESH subject to certain restrictions. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 as discussed below and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable.

On May 30, 2014, CERC closed its 24.95% Put and contributed to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased CERC's limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with CERC's exercise of the 24.95% Put. CERC accounted for the contribution of its 24.95% interest in SESH to Enable in exchange for common units of Enable as a non-monetary transaction of in-substance real estate equity method investments. As such, CERC recorded the 6,322,457 common units at the historical cost of the contributed 24.95% interest in SESH of $198 million and recorded no gain or loss in connection with its exercise of the 24.95% Put. As a result, CERC's basis difference in Enable was reduced for the impact of its exercise of the 24.95% Put.

CERC incurred natural gas expenses, including transportation and storage costs, of $27 million and $28 million, during the three months ended June 30, 2014 and 2013, respectively, and $75 million and $28 million during the six months ended June 30, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date. CERC had accounts payable to Enable of $15 million and $22 million at June 30, 2014 and December 31, 2013, respectively, from such transactions.

As of June 30, 2014, CERC held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CERC’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis. On June 30, 2014, Enable’s common units closed at $26.19 per unit on the New York Stock Exchange.

Investment in Unconsolidated Affiliates:

	June 30, 2014	December 31, 2013
	(in millions)
Enable	$4,517	$4,319
SESH (1)	—	199
Total	$4,517	$4,518

(1)	On May 30, 2014, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 0.1% interest in SESH as of June 30, 2014.

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$69	$33	$157	$33
SESH (2)	2	4	5	9
	$71	$37	$162	$42

(1)	On May 1, 2013, CERC formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 0.1% interest in SESH as of June 30, 2014.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013 (1)
	(in millions)
Operating revenues	$826	$502	$1,828	$502
Cost of sales, excluding depreciation and amortization	478	295	1,111	295
Operating income	139	75	301	75
Net income attributable to Enable	120	65	269	65

CERC's approximate interest	$67	$38	$154	$38
Basis difference accretion (amortization)	2	(5)	3	(5)
CERC's equity in earnings, net	$69	$33	$157	$33

(1)
The summarized income information for Enable and CERC’s equity in earnings, net of basis difference amortization, presented for the three and six months ended June 30, 2013 reflects Enable’s operating results with the contributions from both OGE and CERC recorded at historical cost for the two-month period from the Closing Date to June 30, 2013.

Enable concluded that its formation was considered a business combination, in which the fair value of the consideration paid for Enogex, LLC (Enogex), the businesses contributed by OGE, was allocated to the assets acquired and liabilities assumed by Enable on the Closing Date. In the third quarter of 2013, Enable completed its valuation of Enogex, and Enogex's assets, liabilities and equity, and the related depreciation and amortization for the two-month period ended June 30, 2013, was accordingly adjusted to estimated fair value as of the Closing Date. CERC’s equity in earnings, net of basis difference, in the second quarter of 2013 was not materially different as a result of the final fair value determination.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Current assets	$923	$549
Non-current assets	10,815	10,683
Current liabilities	584	720
Non-current liabilities	2,343	2,331
Non-controlling interest	32	33
Enable partners' capital	8,779	8,148

CERC's ownership interest in Enable's partner capital	$4,862	$4,753
CERC's basis difference	(345)	(434)
CERC's investment in Enable	$4,517	$4,319

Cash distributions received from Enable and SESH were approximately $90 million and $4 million, respectively, during the three months ended June 30, 2014 and were $-0- and $8 million, respectively, during the three months ended June 30, 2013. Cash distributions received from Enable and SESH were approximately $157 million and $7 million, respectively, during the six months ended June 30, 2014 and were $-0- and $17 million, respectively, during the six months ended June 30, 2013.

(7)       Goodwill

Goodwill by reportable business segment as of both June 30, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had investments in the money pool of $141 million and borrowings from the money pool of $38 million at June 30, 2014 and December 31, 2013, respectively, which are included in accounts and notes receivable — affiliated companies and accounts and notes payable — affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

CERC had net interest income of less than $1 million and net interest expense of less than $1 million related to affiliate borrowings for the three and six months ended June 30, 2014, respectively, and net interest expense of less than $1 million and $1 million for the three and six months ended June 30, 2013, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $31 million and $23 million for the three months ended June 30, 2014 and 2013, respectively, and $59 million and $60 million for the six months ended June 30, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $42 million and $43 million as of June 30, 2014 and December 31, 2013, respectively.

(b)	Long-term Debt

Revolving Credit Facility.   As of June 30, 2014 and December 31, 2013, CERC had the following revolving credit facility and utilization of such facility (in millions):

	June 30, 2014			December 31, 2013
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$600	$—	$—	$—	$—	$—	$118

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2018, can be drawn at the London Interbank Offered Rate plus 150 basis points based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of CERC's consolidated capitalization.

CERC Corp. was in compliance with all financial covenants in its revolving credit facility as of June 30, 2014.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2014, minimum payment obligations for natural gas supply commitments are approximately $259 million for the remaining six months in 2014, $528 million in 2015, $454 million in 2016, $384 million in 2017, $376 million in 2018 and $174 million after 2018.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on June 30, 2014. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CERC does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated manufactured gas plants (MGPs) in the past.  There are seven MGP sites in CERC’s Minnesota service territory.  CERC believes it never owned or operated, and therefore has no liability with respect to, two of these sites.  With respect to two other sites, CERC has completed state ordered remediation, other than ongoing monitoring and water treatment.

At June 30, 2014, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of June 30, 2014, CERC had collected $6 million from insurance companies to be used for future environmental remediation.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $51 million as of June 30, 2014.  Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

As of June 30, 2014, no amounts had been recorded in the Condensed Consolidated Balance Sheets related to these guarantees.

(11)           Income Taxes

The effective tax rate reported for both the three and six months ended June 30, 2014 was 38% compared to 418% and 113%, respectively, for the same periods in 2013. The higher effective tax rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Enable. As a result of the Enable formation, a deferred tax liability of $225 million was recorded for the book-to-tax basis differences in CERC’s investment resulting from the goodwill that was contributed by CERC. In addition, CERC recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the Enable formation.

CERC reported no uncertain tax liability as of June 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months ending June 30, 2015. CenterPoint Energy’s consolidated federal income tax return filed for the year ended December 31, 2012 is currently under audit by the Internal Revenue Service, and all other consolidated federal income tax returns have been audited and settled through the tax year 2011.

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

Prior to May 1, 2013, CERC also reported an Interstate Pipelines business segment, which included CERC’s interstate natural gas pipeline operations, and a Field Services business segment, which included CERC’s non-rate regulated natural gas gathering, processing and treating operations. The formation of Enable closed on May 1, 2013. Enable now owns substantially all of CERC’s former Interstate Pipelines and Field Services business segments, except for a 0.1% interest in SESH. As a result, effective May 1, 2013, CERC reports equity earnings associated with its interest in Enable and equity earnings associated with its interest in SESH under the Midstream Investments segment, and no longer has Interstate Pipelines and Field Services reporting segments prospectively.

Financial data for business segments is as follows (in millions):

	For the Three Months Ended June 30, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$526	$6	$30
Energy Services	657	19	11
Midstream Investments (1)	—	—	—
Other	—	—	(2)
Reconciling Eliminations	—	(25)	—
Consolidated	$1,183	$—	$39

	For the Three Months Ended June 30, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$524	$5	$25
Energy Services	622	6	3
Interstate Pipelines (2)	41	13	20
Field Services (2)	48	7	20
Midstream Investments (1)	—	—	—
Other	—	—	(12)
Reconciling Eliminations	—	(31)	—
Consolidated	$1,235	$—	$56

	For the Six Months Ended June 30, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2014
Natural Gas Distribution	$2,004	$15	$192	$4,989
Energy Services	1,709	51	37	896
Midstream Investments (1)	—	—	—	4,517
Other	1	—	(2)	889
Reconciling Eliminations	—	(66)	—	(761)
Consolidated	$3,714	$—	$227	$10,530

	For the Six Months Ended June 30, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2013
Natural Gas Distribution	$1,567	$13	$164	$4,976
Energy Services	1,210	15	10	895
Interstate Pipelines (2)	133	53	72	—
Field Services (2)	178	18	73	—
Midstream Investments (1)	—	—	—	4,518
Other	—	—	(13)	1,149
Reconciling Eliminations	—	(99)	—	(996)
Consolidated	$3,088	$—	$306	$10,542

(1)
Midstream Investments reported equity earnings of $69 million from Enable and $2 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the three months ended June 30, 2014. Midstream Investments reported equity earnings of $157 million from Enable and $5 million of equity earnings from CenterPoint Energy’s retained interest in SESH for the six months ended June 30, 2014. Midstream Investments reported equity earnings of $33 million from Enable and $2 million of equity earnings from CenterPoint Energy’s interest in SESH for the months of May and June 2013. Included in total assets of Midstream Investments as of June 30, 2014 and December 31, 2013 is $4,517 million and $4,319 million, respectively, related to CenterPoint Energy’s investment in Enable and $-0- and $199 million, respectively, related to CenterPoint Energy’s interest in SESH.

(2)
Results reflected in the three months ended June 30, 2013 represent only the month of April 2013. Results reflected in the six months ended June 30, 2013 represent only January 2013 through April 2013.

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were $6 million and $4 million, respectively, of margin deposits and $71 million and $22 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 were $62 million and $42 million, respectively, of over-recovered gas cost.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Enable Initial Public Offering. On April 16, 2014, Enable Midstream Partners, LP (Enable) completed its initial public offering (IPO) of 28,750,000 common units at a price of $20.00 per unit, which included 3,750,000 common units sold by ArcLight Capital Partners, LLC (ArcLight) pursuant to an over-allotment option that was fully exercised by the underwriters. Enable received approximately $464 million in net proceeds from the sale of the units, after deducting underwriting fees, structuring fees and other offering costs.
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

Immediately following Enable’s IPO, we owned 87,803,909 common units and 139,704,916 subordinated units in Enable, representing a 54.7% limited partner interest. Enable is equally controlled by us and OGE; each own 50% of the management rights in the general partner of Enable. We and OGE also own a 40% and 60% economic interest, respectively, in the incentive distribution rights held by the general partner of Enable.

Subsequent to Enable's IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. Enable adjusted the amount of this distribution for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period.

Put Rights. In accordance with the Enable formation agreements, we had certain put rights, and Enable had certain call rights, exercisable with respect to the 25.05% interest in Southeast Supply Header, LLC (SESH) retained by us, under which we would contribute our retained interest in SESH, in exchange for a specified number of limited partner units in Enable and a cash payment, payable either from us to Enable or from Enable to us, for changes in the value of SESH. Specifically, the rights were and are exercisable with respect to (1) a 24.95% interest in SESH (24.95% Put), which closed on May 30, 2014 and (2) a 0.1% interest in SESH, which may be exercised no earlier than June 2015 for 25,341 common units in Enable. Subject to certain restrictions, if the fair market value of the contributed SESH interest is more or less than the value of the common units issued as consideration for the SESH interest, a cash payment may be required to be made by either Enable or us.

On May 30, 2014, we closed our 24.95% Put and contributed to Enable our 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased our limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with our exercise of the 24.95% Put.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (First Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, followed by a discussion of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$1,183	$1,235	$3,714	$3,088
Expenses:
Natural gas	880	880	2,923	2,104
Operation and maintenance	179	209	378	460
Depreciation and amortization	51	56	100	133
Taxes other than income taxes	34	34	86	85
Total	1,144	1,179	3,487	2,782
Operating Income	39	56	227	306
Interest and other finance charges	(34)	(37)	(69)	(82)
Equity in earnings of unconsolidated affiliates, net	71	37	162	42
Other expense, net	2	(5)	4	(5)
Income Before Income Taxes	78	51	324	261
Income tax expense	30	213	124	295
Net Income (Loss)	$48	$(162)	$200	$(34)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We reported net income of $48 million for the three months ended June 30, 2014 compared to a net loss of $162 million for the same period in 2013.  The increase in net income of $210 million was primarily due to decreased income tax expense ($183 million) and increased equity earnings of unconsolidated affiliates ($34 million), which were partially offset by decreased operating income ($17 million) (discussed by segment below).

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We reported net income of $200 million for the six months ended June 30, 2014 compared to a net loss of $34 million for the same period in 2013.  The increase in net income of $234 million was primarily due to decreased income tax expense ($171 million), increased equity earnings of unconsolidated affiliates ($120 million) and decreased interest expense ($13 million), which were partially offset by decreased operating income ($79 million) (discussed by segment below).

Income Tax Expense. Our effective tax rate reported for both the three and six months ended June 30, 2014 was 38%, compared to 418% and 113% for the same periods in 2013. The higher effective tax rate for the three and six months ended June 30, 2013 was primarily associated with the formation of Enable. As a result of the Enable formation, a deferred tax liability of $225 million was recorded for the book-to-tax basis differences in our investment resulting from the goodwill that we contributed. In addition, we recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the Enable formation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2014 and 2013, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
	(in millions)
Natural Gas Distribution	$30	$25		$192	$164
Energy Services	11	3		37	10
Interstate Pipelines	—	20	(1)	—	72	(2)
Field Services	—	20	(1)	—	73	(2)
Other Operations	(2)	(12)		(2)	(13)
Total Consolidated Operating Income	$39	$56		$227	$306
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$532	$529	$2,019	$1,580
Expenses:
Natural gas	251	268	1,290	924
Operation and maintenance	168	160	355	330
Depreciation and amortization	49	46	97	91
Taxes other than income taxes	34	30	85	71
Total expenses	502	504	1,827	1,416
Operating Income	$30	$25	$192	$164
Throughput (in billion cubic feet (Bcf)):
Residential	21	25	128	105
Commercial and industrial	55	56	151	142
Total Throughput	76	81	279	247
Number of customers at end of period:
Residential	3,080,462	3,051,621	3,080,462	3,051,621
Commercial and industrial	246,055	244,215	246,055	244,215
Total	3,326,517	3,295,836	3,326,517	3,295,836

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Natural Gas Distribution business segment reported operating income of $30 million for the three months ended June 30, 2014 compared to $25 million for the three months ended June 30, 2013. Operating income increased $5 million due to increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments

($3 million), increased economic activity across our footprint including the addition of approximately 31,000 customers ($2 million) and rate increases ($10 million).  These increases were partially offset by higher depreciation ($3 million), higher property taxes ($1 million) and higher operating expenses ($6 million).  Increased expense related to energy efficiency programs ($2 million) and increased expense related to higher gross receipt taxes ($3 million) were offset by the related revenues.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Natural Gas Distribution business segment reported operating income of $192 million for the six months ended June 30, 2014 compared to $164 million for the six months ended June 30, 2013. Operating income increased $28 million due to increased usage primarily due to colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($16 million), rate increases ($25 million) and increased economic activity across our footprint including the addition of approximately 31,000 customers ($6 million).  These increases were partially offset by higher depreciation ($5 million), higher bad debt expense ($5 million), an increase in property taxes ($3 million), and other operating expenses ($6 million).  Increased expense related to energy efficiency programs ($8 million) and increased expense related to higher gross receipt taxes ($10 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our Energy Services business segment for the three and six months ended June 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$676	$628	$1,760	$1,225
Expenses:
Natural gas	653	612	1,698	1,190
Operation and maintenance	10	11	22	22
Depreciation and amortization	1	1	2	2
Taxes other than income taxes	1	1	1	1
Total expenses	665	625	1,723	1,215
Operating Income	$11	$3	$37	$10
Throughput (in Bcf)	139	137	323	299
Number of customers at end of period	17,746	17,190	17,746	17,190

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Our Energy Services business segment reported operating income of $11 million for the three months ended June 30, 2014 compared to $3 million for the three months ended June 30, 2013.  The increase in operating income of $8 million was primarily due to $4 million of improved margins, decreased fixed transportation costs and basis volatility early in the quarter due to an extended winter. This quarter included a $6 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $6 million for the same period of 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Our Energy Services business segment reported operating income of $37 million for the six months ended June 30, 2014 compared to $10 million for the six months ended June 30, 2013.  The increase in operating income of $27 million was primarily due to $15 million of improved margins resulting from optimization of existing gas transportation assets, reduced fixed costs, increased throughput and price volatility. The first half of 2014 included a $10 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $1 million for the same period of 2013.

Interstate Pipelines

For information regarding factors that may affect our historical Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Interstate Pipelines business segment for the three and six months ended June 30, 2013 (in millions, except throughput data):

	Three Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2013 (2)
Revenues	$54	$186
Expenses:
Natural gas	15	35
Operation and maintenance	13	51
Depreciation and amortization	5	20
Taxes other than income taxes	1	8
Total expenses	34	114
Operating Income	$20	$72

Equity in earnings of unconsolidated affiliates	$2	$7

Transportation throughput (in Bcf)	117	482
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Our Interstate Pipeline business segment reported operating income of $20 million and $72 million for the three and six months ended June 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and six months ended June 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $2 million and $7 million for the three and six months ended June 30, 2013. Beginning May 1, 2013, equity earnings related to our interest in SESH and Enable are reported as components of equity income in our Midstream Investments segment.

Field Services

For information regarding factors that may affect our historical Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Field Services business segment for the three and six months ended June 30, 2013 (in millions, except throughput data):

	Three Months Ended June 30, 2013 (1)	Six Months Ended June 30, 2013 (2)
Revenues	$55	$196
Expenses:
Natural gas	16	54
Operation and maintenance	13	45
Depreciation and amortization	5	20
Taxes other than income taxes	1	4
Total expenses	35	123
Operating Income	$20	$73

Gathering throughput (in Bcf)	62	252
______________
(1) Represents April 2013 results only.

(2) Represents January 2013 through April 2013 results only.

Our Field Services business segment reported operating income of $20 million and $73 million for the three and six months ended June 30, 2013, respectively. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and six months ended June 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Natural Gas Distribution, Energy Services, Interstate Pipelines and Field Services Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Risks Common to Our Businesses and Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (1)	2014	2013 (1)
Enable	$69	$33	$157	$33
SESH	2	2	5	2
Total	$71	$35	$162	$35

(1)	Represents our 58.3% limited partner interest in Enable and our 25.05% interest in SESH for the months of May and June 2013.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2013 Form 10-K, “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in our First Quarter Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission and distribution operations. These capital expenditures relate to reliability, safety and system expansions. Our principal cash requirements for the remaining six months of 2014 include approximately $299 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining six months of 2014. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy's ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $51 million as of June 30, 2014. Based on market conditions in the fourth quarter of 2013 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

We have also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all our senior debt and is subject to automatic release on May 1, 2016.

Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our First Quarter Form 10-Q was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP). The natural gas distribution business of CERC’s (Gas Operations) Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2014. For the Houston Division, we had asked that our GRIP filing to recover costs related to $66.6 million in incremental capital expenditures that were incurred in 2013 be operationally suspended for one year so as to ensure earnings more consistent with those currently approved. For the South Texas Division, the filing is to recover costs related to $15.9 million in incremental capital expenditures that were incurred in 2013. The increase in revenue requirements for this filing period is $1.8 million annually based on an authorized rate of return of 8.75%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission of Texas (Railroad Commission). For the Beaumont/East Texas Division, the first GRIP filing is to recover costs related to $31.4 million in incremental capital expenditures that were incurred in 2012 and 2013. The increase in revenue requirements for this filing period is $3.0 million annually based on an authorized rate of return of 8.51%. Rates were implemented for certain customers in May 2014. In those areas in which the jurisdictional deadline was extended by regulatory action, the rates were implemented in July 2014 after final approval by the Railroad Commission.

Minnesota Rate Proceeding.  On August 2, 2013, Gas Operations filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  In May 2014, the Minnesota Public Utility Commission (MPUC) entered an order approving a rate increase of $33 million based on a 9.59% ROE and a 52.6% equity ratio. The MPUC also authorized the implementation of a three-year pilot revenue decoupling mechanism with an effective date of July 1, 2015. Gas Operations anticipates final rates will be implemented in the fourth quarter of 2014. Since the adopted revenue increase is less than the interim revenue increase, a refund to customers, which has been accrued, is anticipated in the fourth quarter of 2014.

Other Matters

Credit Facility

As of July 24, 2014, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at July 24, 2014	Termination Date
September 9, 2011	$600	$—	September 9, 2018

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

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of July 24, 2014, CERC Corp. had no outstanding commercial paper.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amounts of our senior debt securities.

Temporary Investments

As of July 24, 2014, we had external temporary investments of approximately $63 million.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 24, 2014, we had investments in the money pool of approximately $154 million.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 24, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa2	Stable	A-	Stable	BBB	Stable
_______________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer's rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2014, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of June 30, 2014, the amount posted as collateral aggregated approximately $6 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of June 30, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of June 30, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Prior to its IPO, Enable was obligated to distribute 100% of its distributable cash (as such term was defined in its partnership agreement) to its limited partners each fiscal quarter within 45 days following the end of the applicable quarter. During the three months ended June 30, 2014, we received a cash distribution of approximately $90 million from Enable made with respect to our limited partner interest in Enable for the first quarter of 2014. We expect to receive a cash distribution of approximately $13 million with respect to the period commencing April 1, 2014 and ending on April 15, 2014, the date immediately prior to the completion of Enable's IPO. Following its IPO, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On July 25, 2014, Enable declared a quarterly cash distribution of $0.2464 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2014, which amount was adjusted for the period from the completion of its IPO through June 30, 2014 based on the actual length of the period. The distribution equates to $0.2950 per unit on a full-quarter basis. Accordingly, we expect to receive an additional cash distribution of approximately $58 million from Enable in the third quarter of 2014 to be made with respect to the remainder of the second quarter of 2014.

Dodd-Frank Swaps Regulation

We use derivative instruments such as physical forward contracts, swaps and options to mitigate the impact of changes in commodity prices and weather on our operating results and cash flows. Following enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement Dodd-Frank’s changes to the Commodity Exchange Act, including the definition of commodity-based swaps subject to those regulations.  The CFTC regulations are intended to implement new reporting and record keeping requirements related to their swap transactions and a mandatory clearing and exchange-execution regime for various types, categories or classes of swaps, subject to certain exemptions, including the trade-option and end-user exemptions. Although we anticipate that most if not all of our swap transactions should qualify for an exemption to the clearing and exchange-execution requirements, we will still be subject to record keeping and reporting requirements. Other changes to the Commodity Exchange Act made as a result of Dodd-Frank and the CFTC’s implementing regulations could increase the cost of entering into new swaps.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

Item 4. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 10(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2013 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2013 Form 10-K and First Quarter Form 10-Q.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. Our ratio of earnings to fixed charges for the six months ended June 30, 2014 and 2013 was 5.59 and 3.74, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
10.1	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.1
10.2	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.2
10.3	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.	Form 8-K dated May 27, 2014	1-13265	10.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: August 11, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
10.1	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.1
10.2	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.2
10.3	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.	Form 8-K dated May 27, 2014	1-13265	10.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document