Form 10-Q
period 2014-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2014-11-10
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

As of October 22, 2014, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	timely and appropriate rate actions that allow recovery of costs and a reasonable return on investment;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

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

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	our ability to invest planned capital;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

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

◦
the timing and extent of changes in the supply of natural gas and associated commodity prices, particularly prices of natural gas and natural gas liquids (NGLs), the competitive effects of the available pipeline capacity in the regions served by Enable, and the effects of geographic and seasonal commodity price differentials, including the effects of these circumstances on re-contracting available capacity on Enable's interstate pipelines;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$964	$891	$4,678	$3,979

Expenses:
Natural gas	702	637	3,625	2,741
Operation and maintenance	184	172	562	632
Depreciation and amortization	53	49	153	182
Taxes other than income taxes	28	29	114	114
Total	967	887	4,454	3,669
Operating Income (Loss)	(3)	4	224	310

Other Income (Expense):
Interest and other finance charges	(36)	(36)	(105)	(118)
Equity in earnings of unconsolidated affiliates, net	79	80	241	122
Other, net	3	2	7	(3)
Total	46	46	143	1
Income Before Income Taxes	43	50	367	311
Income tax expense	15	18	139	313
Net Income (Loss)	$28	$32	$228	$(2)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$28	$32	$228	$(2)
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$28	$32	$228	$(2)

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$4	$1
Accounts receivable, less bad debt reserve of $19 and $25, respectively	345	565
Accrued unbilled revenue	74	311
Accounts and notes receivable — affiliated companies	107	44
Materials and supplies	42	34
Natural gas inventory	253	145
Non-trading derivative assets	34	24
Taxes receivable	—	18
Deferred income tax assets	—	21
Prepaid expenses and other current assets	99	51
Total current assets	958	1,214

Property, Plant and Equipment:
Property, plant and equipment	5,193	4,815
Less: accumulated depreciation and amortization	1,500	1,379
Property, plant and equipment, net	3,693	3,436

Other Assets:
Goodwill	840	840
Non-trading derivative assets	17	10
Investment in unconsolidated affiliates	4,525	4,518
Notes receivable from unconsolidated affiliates	363	363
Other	149	161
Total other assets	5,894	5,892

Total Assets	$10,545	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	September 30, 2014	December 31, 2013
Current Liabilities:
Short-term borrowings	$80	$43
Accounts payable	279	495
Accounts and notes payable — affiliated companies	52	103
Taxes accrued	55	74
Interest accrued	40	36
Customer deposits	77	78
Non-trading derivative liabilities	11	17
Other	154	163
Total current liabilities	748	1,009

Other Liabilities:
Accumulated deferred income taxes, net	2,189	2,082
Non-trading derivative liabilities	2	4
Benefit obligations	103	102
Regulatory liabilities	692	642
Other	152	160
Total other liabilities	3,138	2,990

Long-Term Debt	2,127	2,240

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,417	2,416
Retained earnings	2,110	1,882
Accumulated other comprehensive income	5	5
Total stockholder’s equity	4,532	4,303

Total Liabilities and Stockholder’s Equity	$10,545	$10,542

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$228	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153	182
Amortization of deferred financing costs	7	8
Deferred income taxes	132	307
Write-down of natural gas inventory	2	4
Equity in earnings of unconsolidated affiliates, net of distributions	(6)	(65)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	444	255
Accounts receivable/payable - affiliated companies	7	(6)
Inventory	(118)	(103)
Taxes receivable	18	(8)
Accounts payable	(220)	(152)
Fuel cost recovery	(57)	105
Interest and taxes accrued	(15)	2
Non-trading derivatives, net	(25)	(6)
Margin deposits, net	(13)	5
Other current assets	18	19
Other current liabilities	(8)	(20)
Other assets	8	(11)
Other liabilities	22	17
Other, net	5	3
Net cash provided by operating activities	582	534
Cash Flows from Investing Activities:
Capital expenditures	(376)	(371)
Increase in notes receivable - affiliated companies	(83)	—
Cash contribution to Enable	—	(38)
Other, net	(2)	1
Net cash used in investing activities	(461)	(408)
Cash Flows from Financing Activities:
Increase in short-term borrowings, net	37	32
Payments of commercial paper, net	(118)	—
Proceeds from long-term debt	—	1,050
Payments of long-term debt	—	(525)
Decrease in notes payable - affiliated companies	(38)	(679)
Other, net	1	(1)
Net cash used in financing activities	(118)	(123)

Net Increase in Cash and Cash Equivalents	3	3
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$4	$4

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$91	$113
Income taxes (refunds), net	(1)	1
Non-cash transactions:
Accounts payable related to capital expenditures	$25	$28
Formation of Enable	—	4,252
Exercise of SESH put to Enable	196	—

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

Background. CERC owns and operates natural gas distribution systems (Gas Operations) and owns an interest in Enable Midstream Partners, LP (Enable) as described in Note 6. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of September 30, 2014, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost on accumulated benefit obligation	1	2	4	4
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	—	—	—	1
Amortization of loss	1	1	1	2
Net periodic cost	$2	$3	$5	$7

CERC expects to contribute approximately $7 million to its postretirement benefit plan in 2014, of which $2 million and $5 million was contributed during the three and nine months ended September 30, 2014, respectively.

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

CERC entered into heating-degree day swaps for certain Gas Operations jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $15 million in 2012 - 2013, $16 million in 2013 - 2014 and $16 million in 2014 - 2015.  The swaps are based on ten-year normal weather. During both the three months ended September 30, 2014 and 2013, CERC recognized losses of $-0- related to these swaps. During the nine months ended September 30, 2014 and 2013, CERC recognized losses of $7 million and $6 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of September 30, 2014 and December 31, 2013, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Derivative Instruments
		September 30, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$45	$11
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	17	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	1	12
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	3	5
Total		$66	$28
________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 811 billion cubic feet (Bcf) or a net 34 Bcf long position.  Of the net long position, basis swaps constitute 126 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $38 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above.

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2014
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$46	$(12)	$34
Other Assets: Non-trading derivative assets	20	(3)	17
Current Liabilities: Non-trading derivative liabilities	(23)	12	(11)
Other Liabilities: Non-trading derivative liabilities	(5)	3	(2)
Total	$38	$—	$38
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

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

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $13 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of less than $1 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$22	$11
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	(4)	(2)
Total		$18	$9

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2014	2013
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(74)	$24
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	110	(3)
Total		$36	$21
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $-0- and $2 million during the three and nine months ended September 30, 2014, respectively, related to physical forwards purchased from Enable.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at both September 30, 2014 and December 31, 2013 was $1 million.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both September 30, 2014 and December 31, 2013.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at both September 30, 2014 and December 31, 2013, $1 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. Currently, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.04 to $4.95 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0 to 81%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2014, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2014
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds	11	—	—	—	11
Natural gas derivatives	4	51	11	(15)	51
Total assets	$17	$51	$11	$(15)	$64
Liabilities
Natural gas derivatives	$3	$23	$2	$(15)	$13
Total liabilities	$3	$23	$2	$(15)	$13
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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$4	$4	$3	$2
Total gains	6	2	6	5
Total settlements	(1)	(1)	1	(2)
Transfers into Level 3	—	—	(1)	—
Ending balance (1)	$9	$5	$9	$5
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$6	$2	$7	$4
____________

(1)	CERC did not have significant Level 3 purchases, sales or transfers out of Level 3 during either the three or nine months ended September 30, 2014 or 2013.

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

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable from unconsolidated affiliates	$363	$366	$363	$363
Financial liabilities:
Long-term debt	$2,127	$2,442	$2,240	$2,466

(6)       Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. (OGE) and ArcLight Capital Partners, LLC (ArcLight) closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting. Under the equity method, CERC will adjust its investment in Enable each period for contributions made, distributions received, CERC’s share of Enable’s comprehensive income and accretion of basis differences, as appropriate. CERC evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

CERC’s investment in Enable is considered to be a variable interest entity (VIE) because the power to direct the activities that most significantly impact Enable’s economic performance does not reside with the holders of equity investment at risk. However, CERC is not considered the primary beneficiary of Enable since it does not have the power to direct the activities of Enable that are considered most significant to the economic performance of Enable. CERC’s maximum exposure to loss related to Enable is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at September 30, 2014, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 10, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CERC recorded interest income of $2 million and $2 million during the three months ended September 30, 2014 and 2013, respectively, and $6 million and $3 million during the nine months ended September 30, 2014 and 2013, respectively, for interest earned on or after the Closing Date and had interest receivable from Enable of $2 million and $4 million as of September 30, 2014 and December 31, 2013, respectively, on its notes receivable from Enable.

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

CERC billed Enable for reimbursement of transitional services, including the costs of seconded employees, $36 million and $42 million during the three months ended September 30, 2014 and 2013, respectively, and $118 million and $70 million during the nine months ended September 30, 2014 and 2013, respectively, under the Transition Agreements for transition services incurred on or after the Closing Date. Actual transitional services costs are recorded net of reimbursements received from Enable. Effective April 1, 2014, Enable’s general partner, CERC and OGE agreed to reduce certain governance related costs billed to Enable for transition services.  CERC had accounts receivable from Enable of $17 million and $21 million as of September 30, 2014 and December 31, 2013, respectively, for amounts billed for transitional services, including the cost of seconded employees.

Enable, at its discretion, has the right to select and offer employment to seconded employees from CERC. CERC did not transfer any employees to Enable at formation of the partnership or at any time during the period from the Closing Date through September 30, 2014. As of September 30, 2014, CERC determined it cannot reasonably estimate the impact of the costs associated with the termination of employees related to the formation of Enable or transfer of employees from CERC to Enable, including the impact of the changes to the actuarial determination of employee benefit plan obligations. Pursuant to the Transition Agreements, Enable has agreed to reimburse CERC for certain severance and termination costs related to the termination of CERC's seconded employees.

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

On May 30, 2014, CERC closed its 24.95% Put and contributed to Enable its 24.95% interest in SESH in exchange for 6,322,457 common units of Enable, which increased CERC's limited partner interest in Enable from approximately 54.7% to approximately 55.4%. No cash payment was required to be made pursuant to the Enable formation agreements in connection with CERC's exercise of the 24.95% Put. CERC accounted for the contribution of its 24.95% interest in SESH to Enable in exchange for common units of Enable as a non-monetary transaction of in-substance real estate equity method investments. As such, CERC recorded the 6,322,457 common units at the historical cost of the contributed 24.95% interest in SESH of $196 million and recorded no gain or loss in connection with its exercise of the 24.95% Put. As a result, CERC's basis difference in Enable was reduced for the impact of its exercise of the 24.95% Put.

CERC incurred natural gas expenses, including transportation and storage costs, of $24 million and $42 million, during the three months ended September 30, 2014 and 2013, respectively, and $99 million and $70 million during the nine months ended September 30, 2014 and 2013, respectively, for transactions with Enable occurring on or after the Closing Date. CERC had accounts payable to Enable of $10 million and $22 million at September 30, 2014 and December 31, 2013, respectively, from such transactions.

As of September 30, 2014, CERC held an approximate 55.4% limited partner interest in Enable consisting of 94,126,366 common units and 139,704,916 subordinated units and a 0.1% interest in SESH. The principal difference between Enable common units and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If Enable does not pay distributions on its subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. At the end of the subordination period, CERC’s subordinated units in Enable will be converted to common units in Enable on a one-for-one basis. On September 30, 2014, Enable’s common units closed at $24.64 per unit on the New York Stock Exchange.

Investment in Unconsolidated Affiliates:

	September 30, 2014	December 31, 2013
	(in millions)
Enable	$4,524	$4,319
SESH (1)	1	199
Total	$4,525	$4,518

(1)	On May 30, 2014, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 0.1% interest in SESH as of September 30, 2014.

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$79	$77	$236	$110
SESH (2)	—	3	5	12
	$79	$80	$241	$122

(1)	On May 1, 2013, CERC formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 0.1% interest in SESH as of September 30, 2014.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
	(in millions)
Operating revenues	$804	$796	$2,632	$1,298
Cost of sales, excluding depreciation and amortization	439	458	1,550	753
Operating income	151	132	452	207
Net income attributable to Enable	139	123	408	188

CERC's approximate interest	$76	$72	$230	$110
Basis difference accretion	3	5	6	—
CERC's equity in earnings, net	$79	$77	$236	$110

(1)
On May 1, 2013, CERC formed Enable with OGE and ArcLight. The amounts included in the table represent the three- and five- month periods ended September 30, 2013. Enable concluded that its formation was considered a business combination, in which the fair value of the consideration paid for Enogex, LLC (Enogex), the businesses contributed by OGE, was allocated to the assets acquired and liabilities assumed by Enable on the Closing Date. In the third quarter of 2013, Enable completed its valuation of Enogex, and Enogex's assets, liabilities and equity, and its related depreciation and amortization for the five-month period ended September 30, 2013, was accordingly adjusted to estimated fair value as of the Closing Date. CERC’s equity in earnings, net of basis difference, in the third quarter of 2013 was not materially different as a result of the final fair value determination.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Current assets	$520	$549
Non-current assets	11,172	10,683
Current liabilities	520	720
Non-current liabilities	2,346	2,331
Non-controlling interest	32	33
Enable partners' capital	8,794	8,148

CERC's ownership interest in Enable's partner capital	$4,870	$4,753
CERC's basis difference	(346)	(434)
CERC's investment in Enable	$4,524	$4,319

Distributions Received from Unconsolidated Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Enable (1)	$70	$36	$227	$36
SESH (2)	1	3	8	21
Total	$71	$39	$235	$57

(1)	On May 1, 2013, CERC formed Enable with OGE and ArcLight.

(2)	On each of May 1, 2013 and May 30, 2014, CERC contributed a 24.95% interest in SESH to Enable, leaving CERC with a 0.1% interest in SESH as of September 30, 2014.

(7)       Goodwill

Goodwill by reportable business segment as of both September 30, 2014 and December 31, 2013 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

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

CERC performed its annual impairment test in the third quarter of 2014 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had investments in the money pool of $83 million and borrowings from the money pool of $38 million at September 30, 2014 and December 31, 2013, respectively, which are included in accounts and notes receivable — affiliated companies and accounts and notes payable — affiliated companies, respectively, in the Condensed Consolidated Balance Sheets.

CERC had affiliate related net interest income of less than $1 million for both the three and nine months ended September 30, 2014, and net interest expense of less than $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $34 million and $28 million for the three months ended September 30, 2014 and 2013, respectively, and $93 million and $88 million for the nine months ended September 30, 2014 and 2013, respectively, and are included primarily in operation and maintenance expenses.

See Note 6 for related party transactions with Enable.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. Gas Operations has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through March 2015. Pursuant to the provisions of the agreements, Gas Operations sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $80 million and $43 million as of September 30, 2014 and December 31, 2013, respectively.

(b)	Long-term Debt

Revolving Credit Facility.  On September 9, 2014, CERC Corp's revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitment remaining unchanged.  As of September 30, 2014 and December 31, 2013, CERC had the following revolving credit facility and utilization of such facility (in millions):

	September 30, 2014			December 31, 2013
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$600	$—	$—	$—	$—	$—	$118

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at the London Interbank Offered Rate plus 1.50% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of CERC's consolidated capitalization.

CERC Corp. was in compliance with all financial covenants in its revolving credit facility as of September 30, 2014.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2014, minimum payment obligations for natural gas supply commitments are approximately $232 million for the remaining three months in 2014, $634 million in 2015, $557 million in 2016, $485 million in 2017, $434 million in 2018 and $180 million after 2018.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court's dismissal of the plaintiffs' claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The defendants filed an opening brief with the court on September 18, 2014. The plaintiffs’ brief is due on November 21, 2014, and the other defendants' reply brief is due on December 22, 2014. Four amicus briefs favorable to our co-defendants were filed by the United States, Interstate Natural Gas Association of America, et. al., Washington

Legal Foundation and Noble America Corporation, et. al. CenterPoint Energy believes that CES is not a proper defendant in this case and will continue to pursue a dismissal.  CERC does not expect the ultimate outcome of this matter to have a material impact on its financial condition, results of operations or cash flows.

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

At September 30, 2014, CERC had recorded a liability of $13 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $6 million to $41 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used. The Minnesota Public Utilities Commission includes approximately $285,000 annually in rates to fund normal ongoing remediation costs.  As of September 30, 2014, CERC had collected $6.5 million from insurance companies to be used for future environmental remediation.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $46 million as of September 30, 2014.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(11)           Income Taxes

The effective tax rate reported for the three and nine months ended September 30, 2014 was 35% and 38%, respectively, compared to 36% and 101%, respectively, for the same periods in 2013. The higher effective tax rate for the nine months ended September 30, 2013 was primarily associated with the formation of Enable. As a result of the Enable formation, a deferred tax liability of $225 million was recorded for the book-to-tax basis differences in CERC’s investment resulting from the goodwill that was contributed by CERC. In addition, CERC recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the Enable formation.

CERC reported no uncertain tax liability as of September 30, 2014 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the Internal Revenue Service (IRS). Tax years through 2011 have been audited and settled with the IRS. For 2014, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

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

Financial data for business segments is as follows (in millions):

	For the Three Months Ended September 30, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$375	$7	$(8)
Energy Services	589	15	6
Midstream Investments (1)	—	—	—
Other	—	—	(1)
Reconciling Eliminations	—	(22)	—
Consolidated	$964	$—	$(3)

	For the Three Months Ended September 30, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
Natural Gas Distribution	$375	$6	$5
Energy Services	516	4	2
Midstream Investments (1)	—	—	—
Other	—	—	(3)
Reconciling Eliminations	—	(10)	—
Consolidated	$891	$—	$4

	For the Nine Months Ended September 30, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2014
Natural Gas Distribution	$2,379	$22	$184	$5,059
Energy Services	2,298	66	43	882
Midstream Investments (1)	—	—	—	4,525
Other	1	—	(3)	769
Reconciling Eliminations	—	(88)	—	(690)
Consolidated	$4,678	$—	$224	$10,545

	For the Nine Months Ended September 30, 2013
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2013
Natural Gas Distribution	$1,942	$19	$169	$4,976
Energy Services	1,726	19	12	895
Interstate Pipelines (2)	133	53	72	—
Field Services (2)	178	18	73	—
Midstream Investments (1)	—	—	—	4,518
Other	—	—	(16)	1,149
Reconciling Eliminations	—	(109)	—	(996)
Consolidated	$3,979	$—	$310	$10,542

(1)
Midstream Investments reported equity earnings of $79 million from Enable and less than $1 million of equity earnings from CERC’s retained interest in SESH for the three months ended September 30, 2014. Midstream Investments reported equity earnings of $236 million from Enable and $5 million of equity earnings from CERC’s retained interest in SESH for the nine months ended September 30, 2014. Midstream Investments reported equity earnings of $77 million from Enable and $3 million of equity earnings from CERC’s interest in SESH for the three months ended September 30, 2013. Midstream Investments reported equity earnings of $110 million from Enable and $5 million of equity earnings from CERC’s interest in SESH for the five months ended September 30, 2013. Included in total assets of Midstream Investments as of September 30, 2014 and December 31, 2013 is $4,524 million and $4,319 million, respectively, related to CERC’s investment in Enable and $1 million and $199 million, respectively, related to CERC’s interest in SESH.

(2)	Results reflected in the nine months ended September 30, 2013 represent only January 2013 through April 2013.

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were $18 million and $4 million, respectively, of margin deposits and $70 million and $22 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 were $47 million and $42 million, respectively, of over-recovered gas cost.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2013 Form 10-K.

EXECUTIVE SUMMARY

Recent Events

Debt Matters. On September 9, 2014, our revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitment remaining unchanged.
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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$964	$891	$4,678	$3,979
Expenses:
Natural gas	702	637	3,625	2,741
Operation and maintenance	184	172	562	632
Depreciation and amortization	53	49	153	182
Taxes other than income taxes	28	29	114	114
Total	967	887	4,454	3,669
Operating Income (Loss)	(3)	4	224	310
Interest and other finance charges	(36)	(36)	(105)	(118)
Equity in earnings of unconsolidated affiliates, net	79	80	241	122
Other expense, net	3	2	7	(3)
Income Before Income Taxes	43	50	367	311
Income tax expense	15	18	139	313
Net Income (Loss)	$28	$32	$228	$(2)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We reported net income of $28 million for the three months ended September 30, 2014 compared to $32 million for the same period in 2013.  The decrease in net income of $4 million was primarily due to decreased operating income ($7 million) (discussed by segment below), which was partially offset by decreased income tax expense ($3 million).

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We reported net income of $228 million for the nine months ended September 30, 2014 compared to a net loss of $2 million for the same period in 2013.  The increase in net income of $230 million was primarily due to decreased income tax expense as discussed below ($174 million), increased equity earnings of unconsolidated affiliates ($119 million) and decreased interest expense ($13 million), which were partially offset by decreased operating income ($86 million) (discussed by segment below).

Income Tax Expense. Our effective tax rate reported for the three and nine months ended September 30, 2014 was 35% and 38%, respectively, compared to 36% and 101% for the same periods in 2013. The higher effective tax rate for the nine months ended September 30, 2013 was primarily associated with the formation of Enable. As a result of the Enable formation, a deferred tax liability of $225 million was recorded for the book-to-tax basis differences in our investment resulting from the goodwill that we contributed. In addition, we recognized a tax benefit of $27 million associated with the remeasurement of state deferred taxes related to the Enable formation.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2014 and 2013, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties, that is, at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Natural Gas Distribution	$(8)	$5	$184	$169
Energy Services	6	2	43	12
Interstate Pipelines	—	—	—	72	(1)
Field Services	—	—	—	73	(1)
Other Operations	(1)	(3)	(3)	(16)
Total Consolidated Operating Income (Loss)	$(3)	$4	$224	$310
______________
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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$382	$381	$2,401	$1,961
Expenses:
Natural gas	142	142	1,432	1,066
Operation and maintenance	169	158	524	488
Depreciation and amortization	52	47	149	138
Taxes other than income taxes	27	29	112	100
Total expenses	390	376	2,217	1,792
Operating Income (Loss)	$(8)	$5	$184	$169
Throughput (in billion cubic feet (Bcf)):
Residential	12	12	140	117
Commercial and industrial	46	49	197	191
Total Throughput	58	61	337	308
Number of customers at end of period:
Residential	3,077,633	3,045,701	3,077,633	3,045,701
Commercial and industrial	246,789	242,587	246,789	242,587
Total	3,324,422	3,288,288	3,324,422	3,288,288

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Natural Gas Distribution business segment reported an operating loss of $8 million for the three months ended September 30, 2014 compared to operating income of $5 million for the three months ended September 30, 2013. Operating income decreased $13 million due to higher labor and support services costs ($8 million), increased pipeline integrity work ($2 million), increased depreciation and other taxes ($6 million) and increased other operation and maintenance expenses ($2 million). These increases were partially offset by rate increases ($3 million) and increased economic activity across our footprint including the addition of approximately 36,000 customers ($2 million).  Decreased expense related to lower gross receipt taxes ($3 million) was offset by the related revenues.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Natural Gas Distribution business segment reported operating income of $184 million for the nine months ended September 30, 2014 compared to $169 million for the nine months ended September 30, 2013. Operating income increased $15 million primarily due to rate increases ($27 million), increased usage resulting from colder than normal weather, partially mitigated by weather hedges and weather normalization adjustments ($15 million), increased economic activity across our footprint including the addition of approximately 36,000 customers ($8 million) and increased miscellaneous revenues ($7 million).  These increases were partially offset by increased labor and support services costs ($18 million), higher depreciation ($9 million), higher bad debt expense ($4 million), an increase in other taxes ($5 million) and increased pipeline integrity work ($6 million).  Increased expense related to energy efficiency programs ($8 million) and increased expense related to higher gross receipt taxes ($7 million) were offset by the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and nine months ended September 30, 2014 and 2013 (in millions, except throughput and customer data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$604	$520	$2,364	$1,745
Expenses:
Natural gas	582	503	2,280	1,693
Operation and maintenance	14	13	36	35
Depreciation and amortization	2	2	4	4
Taxes other than income taxes	—	—	1	1
Total expenses	598	518	2,321	1,733
Operating Income	$6	$2	$43	$12
Throughput (in Bcf)	140	134	463	433
Number of customers at end of period	17,900	17,537	17,900	17,537

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Our Energy Services business segment reported operating income of $6 million for the three months ended September 30, 2014 compared to $2 million for the three months ended September 30, 2013.  The increase in operating income of $4 million was primarily due to a $13 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $6 million for the same period of 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Our Energy Services business segment reported operating income of $43 million for the nine months ended September 30, 2014 compared to $12 million for the nine months ended September 30, 2013.  The increase in operating income of $31 million was primarily due to $15 million of improved margins resulting from optimization of existing gas transportation assets, reduced fixed costs, increased throughput and price volatility. The first nine months of 2014 included a $23 million benefit resulting from mark-to-market accounting for derivatives associated with certain forward natural gas purchases and sales used to lock in economic margins compared to a benefit of $7 million for the same period of 2013.

Interstate Pipelines

For information regarding factors that may affect our historical Interstate Pipelines business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Interstate Pipelines business segment for the three and nine months ended September 30, 2013 (in millions, except throughput data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013 (1)
Revenues	$—	$186
Expenses:
Natural gas	—	35
Operation and maintenance	—	51
Depreciation and amortization	—	20
Taxes other than income taxes	—	8
Total expenses	—	114
Operating Income	$—	$72

Equity in earnings of unconsolidated affiliates	$—	$7

Transportation throughput (in Bcf)	—	482
______________
(1) Represents January 2013 through April 2013 results only.

Our Interstate Pipeline business segment reported operating income of $-0- and $72 million for the three and nine months ended September 30, 2013, respectively.  Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and nine months ended September 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

Equity Earnings.  In addition, this business segment recorded equity income from its ownership in SESH, a jointly owned pipeline, of $-0- and $7 million for the three and nine months ended September 30, 2013, respectively. Beginning May 1, 2013, equity earnings related to our interest in SESH and Enable are reported as components of equity income in our Midstream Investments segment.

Field Services

For information regarding factors that may affect our historical Field Services business segment, please read “Risk Factors — Risk Factors Affecting Our Businesses,” “— Risk Factors Associated with Our Consolidated Financial Condition” and “— Other Risks” in Item 1A of Part I of our 2013 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

The following table provides summary data of our historical Field Services business segment for the three and nine months ended September 30, 2013 (in millions, except throughput data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013 (1)
Revenues	$—	$196
Expenses:
Natural gas	—	54
Operation and maintenance	—	45
Depreciation and amortization	—	20
Taxes other than income taxes	—	4
Total expenses	—	123
Operating Income	$—	$73

Gathering throughput (in Bcf)	—	252
______________
(1) Represents January 2013 through April 2013 results only.

Our Field Services business segment reported operating income of $-0- and $73 million for the three and nine months ended September 30, 2013, respectively. Substantially all of this segment was contributed to Enable on May 1, 2013. As a result, the three and nine months ended September 30, 2014 are not comparable to the same periods in the prior year. Effective May 1, 2013, our equity method investment and related equity income in Enable are included in our Midstream Investments segment.

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

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (1)
Enable	$79	$77	$236	$110
SESH	—	3	5	5
Total	$79	$80	$241	$115

(1)	Represents our 58.3% limited partner interest in Enable and our 25.05% interest in SESH for the five months ended September 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments and working capital needs. Substantially all of our capital expenditures are expected to be used for investment in infrastructure for our natural gas transmission and distribution operations. These capital expenditures relate to reliability, safety and system expansions. Our principal cash requirements for the remaining three months of 2014 include approximately $157 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2014. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy's ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $46 million as of September 30, 2014. Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

We have also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all our senior debt and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was filed with the Securities and Exchange Commission (SEC) are discussed below.

Gas Operations

Minnesota Rate Proceeding.  On August 2, 2013, our natural gas distribution business (Gas Operations) filed a general rate case in Minnesota to increase base rates by $44.3 million (including the movement of a $15 million energy efficiency rider into base rates), based on a rate base of $700 million and return on equity (ROE) of 10.3%.  In compliance with state law, Gas Operations implemented interim rates reflecting $42.9 million dollars of the requested increase for gas used on and after October 1, 2013. This rate filing is intended to recover significant capital expenditures Gas Operations is making in Minnesota and included moving $15 million of energy efficiency expenditures to base rates. Evidentiary hearings were held before an administrative law judge (ALJ) in January 2014. On April 9, 2014 the ALJ issued its findings of fact and recommendations, which support a $31.6 million revenue increase based on a 9.59% ROE.  In May 2014, the Minnesota Public Utility Commission (MPUC) entered an order approving a rate increase of $33 million based on a 9.59% ROE and a 52.6% equity ratio. The MPUC also authorized the implementation of a three-year pilot revenue decoupling mechanism with an effective date of July 1, 2015. Gas Operations anticipates final rates will be implemented in the fourth quarter of 2014. Since the adopted revenue increase is less than the interim revenue increase, a refund to customers, which has been accrued, is anticipated in the fourth quarter of 2014.

Arkansas Government Mandated Expenditure Surcharge Rider (GMESR).  On May 1, 2014, Gas Operations made a filing with the Arkansas Public Service Commission (APSC) requesting to increase revenue under its interim GMESR by an additional $1.8 million.  Interim rates were implemented upon filing and are subject to refund pending a final order from the APSC.

Louisiana Rate Stabilization Plan (RSP). Gas Operations made its 2014 Louisiana RSP filings with the Louisiana Public Service Commission on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized return of 10.25%. The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized return of 10.5%. Gas Operations will begin billing the revised rates in December 2014 subject to refund.

Mississippi Rate Regulation Adjustment (RRA). On May 1, 2014, Gas Operations filed for a $4.1 million RRA with an adjusted ROE of 9.27%.  On August 5, 2014, the Mississippi Public Service Commission approved a joint stipulation for a revenue adjustment of $2.8 million, which included an adjustment to amortize over three years $0.5 million of expense incurred with the 2013 test year. New rates went into effect in September 2014.

Oklahoma Performance Based Rate Change (PBRC). In March 2014, Gas Operations made a PBRC filing for the 2013 calendar year proposing to increase revenues by $1.5 million. On July 3, 2014, the Oklahoma Corporation Commission approved a joint stipulation by Gas Operations and the intervening parties resulting in a rate increase of $0.3 million, which included an adjustment to amortize over five years $1.5 million of expense incurred within the 2013 test year. New rates went into effect on July 3, 2014.

Other Matters

Credit Facility

On September 9, 2014, our revolving credit facility was amended to, among other things, extend the maturity date of the commitment from September 9, 2018 to September 9, 2019. The amendment also reduced the swingline and letter of credit sub-facility, with the total commitments remaining unchanged. As of October 22, 2014, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at October 22, 2014	Termination Date
September 9, 2011	$600	$—	September 9, 2019

CERC Corp.’s $600 million revolving credit facility can be drawn at the London Interbank Offered Rate (LIBOR) plus 1.50% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt to an amount not to exceed 65% of our consolidated capitalization.

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

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of October 22, 2014, CERC Corp. had no outstanding commercial paper.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amounts of our senior debt securities.

Temporary Investments

As of October 22, 2014, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 22, 2014, we had investments in the money pool of approximately $155 million.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of October 22, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2014, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2014, the amount posted as collateral aggregated approximately $18 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2014, unsecured credit limits extended to CES by counterparties aggregated $308 million, and less than $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $161 million as of September 30, 2014. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of September 30, 2014, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Following its IPO in April 2014, Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On October 24, 2014, Enable declared a quarterly cash distribution of $0.3025 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2014. Accordingly, we expect to receive a cash distribution of approximately $71 million from Enable in the fourth quarter of 2014 to be made with respect to our limited partner interest in Enable for the third quarter of 2014.

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

Item 4. CONTROLS AND PROCEDURES

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. Our ratio of earnings to fixed charges for the nine months ended September 30, 2014 and 2013 was 4.37 and 2.98, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
4.4	Third Amendment to Credit Agreement, dated September 9, 2014, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 10, 2014	1-13265	4.3
10.1	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.1
10.2	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.2
10.3	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.	Form 8-K dated May 27, 2014	1-13265	10.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 10, 2014

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
4.4	Third Amendment to Credit Agreement, dated September 9, 2014, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 10, 2014	1-13265	4.3
10.1	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.1
10.2	First Supplemental Indenture, dated as of May 27, 2014, among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Form 8-K dated May 27, 2014	1-13265	10.2
10.3	Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.	Form 8-K dated May 27, 2014	1-13265	10.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document