Form 10-Q
period 2015-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2015-05-13
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

As of April 20, 2015, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

•
the performance of Enable Midstream Partners, LP (Enable), the amount of cash distributions we receive from Enable, and the value of our interest in Enable, and factors that may have a material impact on such performance, cash distributions and value, including certain of the factors specified below and:

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

◦	the demand for natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	potential recording of non-cash other-than-temporary impairment charges related to Enable;

◦	changes in tax status;

◦	access to growth capital; and

◦	the availability and prices of raw materials for current and future construction projects;

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

•	industrial, commercial and residential growth in our service territories and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	future economic conditions in regional and national markets and their effect on sales, prices and costs;

•	weather variations and other natural phenomena, including the impact of severe weather events on operations and capital;

ii

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	local, state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	the impact of unplanned facility outages;

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

•	our ability to invest planned capital;

•	our ability to control operation and maintenance costs;

•	the sufficiency of our insurance coverage, including availability, cost, coverage and terms;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	changes in interest rates or rates of inflation;

•	actions by credit rating agencies;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
our potential business strategies, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn Energy, Inc. (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.), a wholly owned subsidiary of NRG Energy, Inc., and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	effectiveness of our risk management activities;

•	the effect of changes in and application of accounting standards and pronouncements; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$1,817	$2,531

Expenses:
Natural gas	1,354	2,043
Operation and maintenance	197	199
Depreciation and amortization	56	49
Taxes other than income taxes	50	52
Total	1,657	2,343
Operating Income	160	188

Other Income (Expense):
Interest and other finance charges	(34)	(35)
Equity in earnings of unconsolidated affiliates, net	52	91
Other, net	2	2
Total	20	58
Income Before Income Taxes	180	246
Income tax expense	71	94
Net Income	$109	$152

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$109	$152
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax)	—	—
Other comprehensive income	—	—
Comprehensive income	$109	$152

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$10	$2
Accounts receivable, less bad debt reserve of $30 and $23, respectively	638	595
Accrued unbilled revenue	152	262
Accounts and notes receivable — affiliated companies	16	18
Materials and supplies	43	41
Natural gas inventory	37	211
Non-trading derivative assets	82	99
Deferred income tax assets	4	1
Prepaid expenses and other current assets	59	90
Total current assets	1,041	1,319

Property, Plant and Equipment:
Property, plant and equipment	5,454	5,364
Less: accumulated depreciation and amortization	1,599	1,554
Property, plant and equipment, net	3,855	3,810

Other Assets:
Goodwill	840	840
Non-trading derivative assets	35	32
Investment in unconsolidated affiliates	4,501	4,521
Notes receivable from unconsolidated affiliates	363	363
Other	148	160
Total other assets	5,887	5,916

Total Assets	$10,783	$11,045

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

	March 31, 2015	December 31, 2014
Current Liabilities:
Short-term borrowings	$—	$53
Accounts payable	344	528
Accounts and notes payable — affiliated companies	38	228
Taxes accrued	65	67
Interest accrued	39	36
Customer deposits	81	80
Non-trading derivative liabilities	9	19
Other	170	137
Total current liabilities	746	1,148

Other Liabilities:
Accumulated deferred income taxes, net	2,319	2,252
Non-trading derivative liabilities	2	1
Benefit obligations	110	111
Regulatory liabilities	692	669
Other	195	194
Total other liabilities	3,318	3,227

Long-Term Debt	2,409	2,469

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,417	2,417
Retained earnings	1,892	1,783
Accumulated other comprehensive income	1	1
Total stockholder’s equity	4,310	4,201

Total Liabilities and Stockholder’s Equity	$10,783	$11,045

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$109	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	49
Amortization of deferred financing costs	2	2
Deferred income taxes	68	89
Write-down of natural gas inventory	2	—
Equity in earnings of unconsolidated affiliates, net of distributions	20	(22)
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	62	(272)
Accounts receivable/payable - affiliated companies	—	(18)
Inventory	170	116
Taxes receivable	—	18
Accounts payable	(174)	141
Fuel cost recovery	86	(27)
Interest and taxes accrued	1	9
Non-trading derivatives, net	1	—
Margin deposits, net	(4)	1
Other current assets	7	13
Other current liabilities	(18)	(6)
Other assets	12	16
Other liabilities	11	23
Other, net	—	2
Net cash provided by operating activities	411	286
Cash Flows from Investing Activities:
Capital expenditures	(102)	(89)
Other, net	2	(1)
Net cash used in investing activities	(100)	(90)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(53)	(43)
Payments of commercial paper, net	(62)	(118)
Decrease in notes payable - affiliated companies	(188)	(19)
Other, net	—	1
Net cash used in financing activities	(303)	(179)

Net Increase in Cash and Cash Equivalents	8	17
Cash and Cash Equivalents at Beginning of Period	2	1
Cash and Cash Equivalents at End of Period	$10	$18

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$28	$28
Income taxes (refunds), net	3	(18)
Non-cash transactions:
Accounts payable related to capital expenditures	$27	$16

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Resources Corp. (CERC Corp.) are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Resources Corp. and its subsidiaries (collectively, CERC).  The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CERC Corp. for the year ended December 31, 2014.

Background. CERC owns and operates natural gas distribution systems and owns interests in Enable Midstream Partners, LP (Enable) as described in Note 6. A wholly owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2015, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

(2)       New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. CERC will adopt ASU 2015-02 on January 1, 2016 and is currently assessing the impact, if any, that this standard will have on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CERC will adopt ASU 2015-03 retrospectively on January 1, 2016, which will result in a reduction of both other long-term assets and long-term debt on its Condensed Consolidated Balance Sheets. CERC had debt issuance costs of $17 million and $18 million included in other long-term assets on its Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (ASU 2015-05).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change a customer’s accounting for service contracts.  ASU 2015-05 is effective for fiscal years, and interim periods within the fiscal years, beginning after December 15, 2015 and may be adopted either prospectively or retrospectively.  CERC will adopt ASU 2015-05 on January 1, 2016 and is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

(3)       Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2015	2014
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Amortization of loss	1	—
Net periodic cost	$2	$1

CERC expects to contribute approximately $7 million to its postretirement benefit plan in 2015, of which $2 million was contributed during the three months ended March 31, 2015.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees all commodity price, weather and credit risk activities, including CERC’s marketing, risk management services and hedging activities. The committee’s duties are to establish CERC’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CERC’s risk management policies, procedures and limits established by CenterPoint Energy’s board of directors.

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

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on its natural gas distribution business (NGD) in Arkansas, Louisiana, Mississippi and Oklahoma. NGD in Texas and Minnesota do not have such mechanisms. As a result, fluctuations from normal weather may have a significant positive or negative effect on NGD's results in Texas and Minnesota.

CERC entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in both 2013 - 2014 and 2014 - 2015.  The swaps are based on ten-year normal weather. During the three months ended March 31, 2015 and 2014, CERC recognized losses of $5 million and $7 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of March 31, 2015 and December 31, 2014, while the last two tables provide a breakdown of the related income statement impacts for the three months ended March 31, 2015 and 2014.

Fair Value of Derivative Instruments
		March 31, 2015
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$82	$—
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	35	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	9	63
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	2	19
Total		$128	$82
________________

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 749 billion cubic feet (Bcf) or a net 126 Bcf long position.  Of the net long position, basis swaps constitute 125 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $106 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above offset by collateral netting of $60 million.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2015
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$91	$(9)	$82
Other Assets: Non-trading derivative assets	37	(2)	35
Current Liabilities: Non-trading derivative liabilities	(63)	54	(9)
Other Liabilities: Non-trading derivative liabilities	(19)	17	(2)
Total	$46	$60	$106
________________

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		December 31, 2014
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2)	Current Assets: Non-trading derivative assets	$101	$1
Natural gas derivatives (1) (2)	Other Assets: Non-trading derivative assets	32	—
Natural gas derivatives (1) (2)	Current Liabilities: Non-trading derivative liabilities	14	83
Natural gas derivatives (1) (2)	Other Liabilities: Non-trading derivative liabilities	2	18
Total		$149	$102
________________

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 804 Bcf or a net 60 Bcf long position. Of the net long position, basis swaps constitute 127 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets. Natural gas contracts are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $111 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $64 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2015	2014
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenue	$(133)	$(101)
Natural gas derivatives (1)	Gains (Losses) in Expense: Natural Gas	132	110
Total		$(1)	$9
 ________________

(1)	The Gains (Losses) in Expense: Natural Gas includes $-0- and $2 million during the three months ended March 31, 2015 and 2014, respectively, related to physical forwards purchased from Enable.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at March 31, 2015 and December 31, 2014 was $3 million and $2 million, respectively.  The aggregate fair value of assets that were posted as collateral was less than $1 million at both March 31, 2015 and December 31, 2014.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at March 31, 2015 and December 31, 2014, $3 million and $2 million, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. At March 31, 2015, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $2.26 to $3.84 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 33% to 60%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2015, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2015
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives	3	110	15	(11)	117
Total assets	$16	$110	$15	$(11)	$130
Liabilities
Natural gas derivatives	$15	$65	$2	$(71)	$11
Total liabilities	$15	$65	$2	$(71)	$11
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $60 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2014
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives	7	122	20	(18)	131
Total assets	$20	$122	$20	$(18)	$144
Liabilities
Natural gas derivatives	$22	$77	$3	$(82)	$20
Total liabilities	$22	$77	$3	$(82)	$20
________________

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of less than $64 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$17	$3
Total losses	—	(2)
Total settlements	(3)	1
Transfers into Level 3	—	(1)
Transfers out of Level 3	(1)	—
Ending balance (1)	$13	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2	$(2)
____________

(1)	CERC did not have significant Level 3 purchases or sales during either of the three months ended March 31, 2015 or 2014.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable from unconsolidated affiliates	$363	$364	$363	$362
Financial liabilities:
Long-term debt	$2,409	$2,732	$2,469	$2,772

(6)       Unconsolidated Affiliates

On May 1, 2013 (the Closing Date) CERC Corp., OGE Energy Corp. and ArcLight Capital Partners, LLC closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable using the equity method of accounting.

CERC’s maximum exposure to loss related to Enable, a VIE in which CERC is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet at March 31, 2015, CERC Corp.’s guarantee of collection of Enable’s $1.1 billion senior notes due 2019 and 2024 (Guaranteed Senior Notes) and other guarantees discussed in Note 10, CERC Corp.’s $363 million notes receivable from Enable and outstanding current accounts receivable from Enable. The $363 million of notes receivable from Enable bears interest at an annual rate of 2.10% to 2.45% and matures in 2017. CERC recorded interest income of $2 million during each of the three months ended March 31, 2015 and 2014 and had interest receivable from Enable of $6 million and $4 million as of March 31, 2015 and December 31, 2014, respectively, on its notes receivable.

Effective on the Closing Date, CenterPoint Energy and Enable entered into a Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements. Under the Services Agreement, CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term. The initial term of the Services Agreement ends on April 30, 2016, after which date such services continue on a year-to-year basis unless terminated by Enable with at least 90 days’ notice.  Enable may terminate the Services Agreement, or the provision of any services thereunder, upon approval by its board of directors and at least 180 days’ notice.

CERC provided seconded employees to Enable to support its operations for a term ending on December 31, 2014. Enable, at its discretion, had the right to select and offer employment to seconded employees from CERC. During the fourth quarter of 2014, Enable notified CERC that it provided employment offers to substantially all of the seconded employees from CERC. Substantially all of the seconded employees became employees of Enable effective January 1, 2015.

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

CERC billed Enable for reimbursement of transition services, including the costs of seconded employees, $5 million and $45 million during the three months ended March 31, 2015 and 2014, respectively, under the Transition Agreements for transition services. Actual transition services costs are recorded net of reimbursements received from Enable. CERC had accounts receivable from Enable of $3 million and $28 million as of March 31, 2015 and December 31, 2014, respectively, for amounts billed for transition services, including the cost of seconded employees.

CERC incurred natural gas expenses, including transportation and storage costs, of $39 million and $47 million during the three months ended March 31, 2015 and 2014, respectively, for transactions with Enable. CERC had accounts payable to Enable of $11 million and $23 million at March 31, 2015 and December 31, 2014, respectively, from such transactions.

As of March 31, 2015, CERC held an approximate 55.4% limited partner interest in Enable, consisting of 94,126,366 common units and 139,704,916 subordinated units, and a 0.1% interest in SESH.

CERC evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2015, the carrying value of CERC's investment in Enable was $19.24 per unit. On March 31, 2015, Enable’s common unit price closed at $16.40 (an aggregate of approximately $665 million below carrying value).

Based on an analysis of its investment in Enable as of March 31, 2015, CERC believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $4.5 billion will be recovered. CERC considered the severity and duration of the impairment, management’s intent and ability to hold its investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that its investment is not other than temporarily impaired as of March 31, 2015.

Investment in Unconsolidated Affiliates:

	March 31, 2015	December 31, 2014
	(in millions)
Enable	$4,500	$4,520
SESH	1	1
Total	$4,501	$4,521

Equity in Earnings of Unconsolidated Affiliates, net:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Enable	$52	$88
SESH	—	3
Total	$52	$91
Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating revenues	$616	$1,002
Cost of sales, excluding depreciation and amortization	292	633
Operating income	104	162
Net income attributable to Enable	91	149

CERC's interest	$51	$87
Basis difference accretion	1	1
CERC's equity in earnings, net	$52	$88
Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Current assets	$407	$438
Non-current assets	11,561	11,399
Current liabilities	841	671
Non-current liabilities	2,340	2,343
Non-controlling interest	31	31
Enable partners' capital	8,756	8,792

CERC's ownership interest in Enable partners' capital	$4,848	$4,869

CERC's basis difference attributable to goodwill (1)	(217)	(217)
CERC's accretable basis difference (2)	(131)	(132)
CERC's total basis difference	(348)	(349)
CERC's investment in Enable	$4,500	$4,520

(1)
The difference relates to CERC’s proportionate share of Enable’s goodwill arising from its acquisition of Enogex LLC, and therefore will be recognized by CERC upon dilution or disposition of its interest in Enable.

(2)	The difference will be recognized by CERC over 30 years beginning May 1, 2013. CERC will also adjust the accretable basis difference for dilution or disposition of its interest in Enable.

Distributions Received from Unconsolidated Affiliates:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Enable	$72	$67
SESH	—	3
Total	$72	$70
(7)       Goodwill

Goodwill by reportable business segment as of both March 31, 2015 and December 31, 2014 is as follows (in millions):

Natural Gas Distribution	$746
Energy Services	83
Other Operations	11
Total	$840

(8)       Related Party Transactions

CERC participates in a “money pool” through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had borrowings from the money pool of $-0- and $188 million at March 31, 2015 and December 31, 2014, respectively, which are included in accounts and notes payable — affiliated companies in the Consolidated Balance Sheets.

Other Income (Expense) included the net interest expense related to accounts and notes payables — affiliated companies. CERC had affiliate related net interest expense of less than $1 million for both the three months ended March 31, 2015 and 2014.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to CERC for these services were $28 million for both the three months ended March 31, 2015 and 2014 and are included primarily in operation and maintenance expenses.

See Note 6 for related party transactions with Enable.

(9)           Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2018. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and they had an associated principal obligation of $-0- and $53 million as of March 31, 2015 and December 31, 2014, respectively.

(b)	Long-term Debt

Revolving Credit Facility.  As of March 31, 2015 and December 31, 2014, CERC had the following revolving credit facility and utilization of such facility (in millions):

	March 31, 2015			December 31, 2014
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
$600	$—	$—	$279	$—	$—	$341

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on September 9, 2019, can be drawn at the London Interbank Offered Rate plus 1.50% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC's consolidated debt to an amount not to exceed 65% of CERC's consolidated capitalization.

CERC Corp. was in compliance with all financial covenants as of March 31, 2015.

(10)           Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2015, minimum payment obligations for natural gas supply commitments are approximately $282 million for the remaining nine months in 2015, $471 million in 2016, $446 million in 2017, $400 million in 2018, $220 million in 2019 and $125 million after 2019.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all but one such case. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002.  In July 2011, the court issued an order dismissing the plaintiffs’ claims against other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption, and stayed the remainder of the case pending outcome of the appeals.  The plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which reversed the trial court’s dismissal of the plaintiffs’ claims. In August 2013, the other defendants filed a petition for review with the U.S. Supreme Court, which the court granted on July 1, 2014. The Supreme Court heard arguments on January 12, 2015, and on April 21, 2015, affirmed the Ninth Circuit’s ruling and remanded the case to the district court for further proceedings. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims on remand.  CERC does not expect the ultimate outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

At March 31, 2015, CERC had recorded a liability of $7 million for remediation of these Minnesota sites. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites to be remediated, the participation of other potentially responsible parties (PRPs), if any, and the remediation methods used.  As of March 31, 2015, CERC had collected $4 million from insurance companies to be used for future environmental remediation.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $40 million as of March 31, 2015.  Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. has also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all senior debt of CERC Corp. and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material.

(11)           Income Taxes

The effective tax rate reported for the three months ended March 31, 2015 was 39%, compared to 38% for the same period in 2014. The higher effective tax rate for the three months ended March 31, 2015 was due to CERC's determination that certain regulatory assets were not recoverable in rates.

CERC reported no uncertain tax liability as of March 31, 2015 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2011 have been audited and settled with the Internal Revenue Service (IRS). CenterPoint Energy’s consolidated federal income tax returns for the years 2012 and 2013 are currently under audit by the IRS. For 2014 and 2015, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

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

Financial data for business segments is as follows (in millions):

	For the Three Months Ended March 31, 2015
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2015
Natural Gas Distribution	$1,185	$8	$146	$5,335
Energy Services	632	18	13	891
Midstream Investments (1)	—	—	—	4,501
Other	—	—	1	963
Reconciling Eliminations	—	(26)	—	(907)
Consolidated	$1,817	$—	$160	$10,783

	For the Three Months Ended March 31, 2014
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2014
Natural Gas Distribution	$1,478	$9	$162	$5,464
Energy Services	1,052	32	26	978
Midstream Investments (1)	—	—	—	4,521
Other	1	—	—	1,046
Reconciling Eliminations	—	(41)	—	(964)
Consolidated	$2,531	$—	$188	$11,045

(1)
Midstream Investments reported equity earnings of $52 million from Enable and $-0- of equity earnings from CERC’s interest in SESH for the three months ended March 31, 2015. Midstream Investments reported equity earnings of $88 million from Enable and $3 million of equity earnings from CERC’s interest in SESH for the three months ended March 31, 2014. Included in total assets of Midstream Investments as of March 31, 2015 and December 31, 2014 is $4,500 million and $4,520 million, respectively, related to CERC’s investment in Enable and $1 million and $1 million, respectively, related to CERC’s retained interest in SESH.

(13)           Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 were $27 million and $19 million, respectively, of margin deposits and $9 million and $45 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 were $94 million and $37 million, respectively, of over-recovered gas cost.

(14)      Subsequent Events

On April 24, 2015, Enable declared a quarterly cash distribution of $0.3125 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2015. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $73 million from Enable in the second quarter of 2015 to be made with respect to CERC Corp.’s limited partner interest in Enable for the first quarter of 2015.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2015 and the three months ended March 31, 2014. Reference is made to “Management's Narrative Analysis of Results of Operations” in Item 7 of our 2014 Form 10-K.

RECENT EVENTS

Regulatory Matters

Texas Coast Rate Case. On March 27, 2015, our regulated natural gas distribution business (NGD) filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million increase to rates. This increase is based on a rate base of $132.3 million and a return on equity (ROE) of 10.25%. The Railroad Commission of Texas (Railroad Commission) will review the rates and is expected to issue a final order in the fourth quarter of 2015.

Arkansas Formula Rate Review (FRR) Legislation. On March 30, 2015, HB 1655 was signed by Governor Hutchinson and became Act 725 (the Act). This legislation introduces a FRR mechanism for utilities and requires that the Arkansas Public Service Commission (APSC) approve a FRR if requested by a utility and allows a utility to use a projected test year. The Act establishes certain parameters, including the use of an earnings band 50 basis points above and below the allowed return on equity and annual rate changes not to exceed 4% of prior year revenues. Many of the details of a FRR are not established by the Act and are likely to be determined through an individual utility’s rate proceeding.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2015 and 2014, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues	$1,817	$2,531
Expenses:
Natural gas	1,354	2,043
Operation and maintenance	197	199
Depreciation and amortization	56	49
Taxes other than income taxes	50	52
Total	1,657	2,343
Operating Income	160	188
Interest and other finance charges	(34)	(35)
Equity in earnings of unconsolidated affiliates, net	52	91
Other expense, net	2	2
Income Before Income Taxes	180	246
Income tax expense	71	94
Net Income	$109	$152

Three months ended March 31, 2015 compared to three months ended March 31, 2014

We reported net income of $109 million for the three months ended March 31, 2015 compared to $152 million for the same period in 2014.  The decrease in net income of $43 million was primarily due to decreased equity earnings from unconsolidated affiliates ($39 million) and decreased operating income ($28 million) (discussed below by segment), which were partially offset by lower income tax expense ($23 million).

Income Tax Expense

Our effective tax rate reported for the three months ended March 31, 2015 was 39%, compared to 38% for the same period in 2014. The higher effective tax rate for the three months ended March 31, 2015 was due to our determination that certain regulatory tax assets were not recoverable in rates.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three months ended March 31, 2015 and 2014, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Natural Gas Distribution	$146	$162
Energy Services	13	26
Other Operations	1	—
Total Consolidated Operating Income	$160	$188

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2015	2014
Revenues	$1,193	$1,487
Expenses:
Natural gas	756	1,039
Operation and maintenance	186	187
Depreciation and amortization	55	48
Taxes other than income taxes	50	51
Total expenses	1,047	1,325
Operating Income	$146	$162
Throughput (in billion cubic feet (Bcf)):
Residential	97	106
Commercial and industrial	88	97
Total Throughput	185	203
Number of customers at end of period:
Residential	3,137,337	3,103,209
Commercial and industrial	251,811	248,625
Total	3,389,148	3,351,834

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our Natural Gas Distribution business segment reported operating income of $146 million for the three months ended March 31, 2015 compared to $162 million for the three months ended March 31, 2014.

Operating income decreased $16 million as a result of the following key drivers:

•decreased usage of $9 million, primarily due to milder winter weather in 2015;

•higher depreciation and amortization expense of $7 million;

•other margin decreases of $4 million; and

•higher property taxes of $3 million.

These decreases to operating income were partially offset by the following:

•	increased economic activity across our footprint of $4 million, including the addition of approximately 37,000 customers; and

•	rate increases of $3 million.

Decreased expense related to energy efficiency programs ($1 million) and decreased expense related to gross receipt taxes ($4 million) were offset by the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2015 and 2014 (in millions, except throughput and customer data):

	Three Months Ended March 31,
	2015	2014
Revenues	$650	$1,084
Expenses:
Natural gas	624	1,045
Operation and maintenance	12	12
Depreciation and amortization	1	1
Total expenses	637	1,058
Operating Income	$13	$26

Mark-to-market gain (loss)	$(4)	$4

Throughput (in Bcf)	185	184

Number of customers at end of period	18,206	17,395

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Our Energy Services business segment reported operating income of $13 million for the three months ended March 31, 2015 compared to $26 million for the three months ended March 31, 2014.  The decrease in operating income of $13 million was primarily due to an $8 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The first quarter of 2015 included a $4 million mark-to-market charge compared to a $4 million mark-to-market benefit for the same period of 2014. The remaining decrease in operating income was margin related, resulting primarily from reduced weather-related optimization opportunities of existing gas transportation assets.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2014 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Enable	$52	$88
SESH	—	3
Total	$52	$91

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2014 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2015 include approximately $477 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2015. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy’s ownership in Reliant Resources, Inc. (RRI) to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn Energy, Inc. (GenOn)) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $40 million as of March 31, 2015. Based on market conditions in the fourth quarter of 2014 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

We have also provided a guarantee of collection of $1.1 billion of Enable's Guaranteed Senior Notes. This guarantee is subordinated to all our senior debt and is subject to automatic release on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2014 Form 10-K was filed with the Securities and Exchange Commission (SEC) are discussed below.

Texas Coast Rate Case. On March 27, 2015, NGD filed a Statement of Intent with each of the 49 cities and unincorporated areas within its Texas Coast service territory for a $6.8 million increase to rates. This increase is based on a rate base of $132.3 million and a ROE of 10.25%. The Railroad Commission will review the rates and is expected to issue a final order in the fourth quarter of 2015.

Houston, South Texas and Beaumont/East Texas Gas Reliability Infrastructure Programs (GRIP). NGD’s Houston, South Texas and Beaumont/East Texas Divisions each submitted annual GRIP filings on March 31, 2015. For the Houston Division, NGD asked that its GRIP filing to recover costs related to $46.4 million in incremental capital expenditures that were incurred in 2014 be operationally suspended for one year so as to ensure that earnings are more consistent with those currently approved. For the South Texas Division, the filing requests recovery of costs related to $22.3 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $4.2 million annually based on an authorized rate of return of 8.75%. For the Beaumont/East Texas Division, the GRIP filing requests recovery of costs related to $34.3 million in incremental capital expenditures that were incurred in 2014. The increase in revenue requirements for this filing period is $5.9 million annually based on an authorized rate of return of 8.51%. For the South Texas and Beaumont/East Texas Divisions, final rates are expected to be implemented by July 2015.

Oklahoma Performance Based Rate Change (PBRC). In March 2015, NGD made a PBRC filing for the 2014 calendar year proposing to increase revenues by $0.9 million. The Oklahoma Corporation Commission is expected to reach a decision by July 2015.

Arkansas Energy Efficiency Cost Recovery (EECR). On March 31, 2015, NGD made an EECR filing with the APSC to recover $5.9 million for the 2015 program year. The purpose of the EECR is to recover NGD’s estimated expenses and lost contributions to fixed cost for the energy efficiency programs approved by the APSC and administered either jointly or individually by NGD, plus a utility incentive earned for 2014, with adjustments for any over- or under-recovery from the prior period. The impact to customer bills is expected to be a small reduction due to actual program costs being less than estimated and a colder than normal year causing more EECR revenues than anticipated. New rates are expected to go into effect in June or July 2015.

Louisiana Rate Stabilization Plan (RSP). NGD made its 2014 Louisiana RSP filings with the Louisiana Public Service Commission (LPSC) on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized ROE of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized ROE of 10.5%. NGD began billing the revised rates in December 2014 subject to refund. On November 19, 2014, NGD sought permission to amend the 2013 South Louisiana RSP filing to use a more representative capital structure and to adjust the filing’s equity banding mechanism. On December 2, 2014, NGD sought permission for similar amendments to the 2013 North Louisiana RSP filing. The LPSC has yet to take action on either request.

On February 20, 2015, the LPSC issued orders reducing rates and requiring refunds of over-collections plus 5% interest based on disallowance of certain costs included in the 2012 RSP filings. North Louisiana was required to adjust its 2012 RSP increase from $36,400 to $2,600. South Louisiana's 2012 RSP was further reduced by $100,000. New rates went into effect on February 23, 2015.

Mississippi Rate Regulation Adjustment (RRA).  On May 1, 2015, NGD filed for a $2.5 million RRA with an adjusted ROE of 9.534% with the Mississippi Public Service Commission.  New rates are expected to be implemented in September 2015.  Additional filings were made under the Supplemental Growth Rider of approximately $129,000 with an ROE of 12% expected to be implemented in July 2015, and the EECR rider of approximately $612,000 expected to be in implemented in August 2015.

Other Matters

Credit Facility

As of April 20, 2015, we had the following revolving credit facility (in millions):

Date Executed	Size of Facility	Amount Utilized at April 20, 2015		Termination Date
September 9, 2011	$600	$50	(1)	September 9, 2019
________________

(1)	Represents outstanding commercial paper.

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

CERC Corp.'s $600 million revolving credit facility backstops its $600 million commercial paper program. As of March 31, 2015, CERC Corp. had $279 million of outstanding commercial paper.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amounts of our senior debt securities.

Temporary Investments

As of April 20, 2015, we had no external temporary investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 20, 2015, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 20, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2015, the impact on the borrowing costs under our credit facility would have been immaterial in the three months ended March 31, 2015. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

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

CenterPoint Energy Services, Inc. (CES), our wholly owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. In order to economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2015, the amount posted as collateral aggregated approximately $87 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2015, unsecured credit limits extended to CES by counterparties aggregated $308 million, and $3 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $158 million as of March 31, 2015. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy's senior notes, aggregating $750 million in principal amount as of March 31, 2015, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations (including guarantees), in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

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

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On April 24, 2015, Enable declared a quarterly cash distribution of $0.3125 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2015. Accordingly, we expect to receive a cash distribution of approximately $73 million from Enable in the second quarter of 2015 to be made with respect to our limited partner interest in Enable for the first quarter of 2015.

We evaluate our equity method investments for impairment when factors indicate that a decrease in value of our investment has occurred and the carrying amount of our investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2015, the carrying value of our investment in Enable was $19.24 per unit. On March 31, 2015, Enable’s common unit price closed at $16.40 (an aggregate of approximately $665 million below carrying value).

Based on an analysis of our investment in Enable as of March 31, 2015, we believe that the decline in the value of our investment is temporary, and that the carrying value of our investment of $4.5 billion will be recovered. We considered the severity and duration of the impairment, management’s intent and ability to hold our investment to recovery, significant events and conditions of Enable, including its investment grade credit rating and planned expansion projects, along with other factors, to conclude that our investment is not other than temporarily impaired as of March 31, 2015.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2014 Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 10(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2014 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2014 Form 10-K.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. Our ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014 was 6.71 and 7.22, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
4.4	Third Amendment to Credit Agreement, dated September 9, 2014, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 10, 2014	1-13265	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 13, 2015

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$950,000,000 Credit Agreement, dated as of September 9, 2011, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2011	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of April 11, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated April 11, 2013	1-13265	4.2
4.3	Second Amendment to Credit Agreement, dated as of September 9, 2013, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 9, 2013	1-13265	4.3
4.4	Third Amendment to Credit Agreement, dated September 9, 2014, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated September 10, 2014	1-13265	4.3
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document