Form 10-Q
period 2016-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2016-05-12
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

As of April 20, 2016, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

i

GLOSSARY

ArcLight	ArcLight Capital Partners, LLC
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
Continuum	Continuum Energy Services, a Tulsa and Houston-based company
Enable	Enable Midstream Partners, LP
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
Moody’s	Moody’s Investors Service, Inc.
MPUC	Minnesota Public Utilities Commission
NAV	Net asset value
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
Private Placement	CenterPoint Energy’s agreement with Enable to purchase an aggregate of 14,520,000 Series A Preferred Units
PRPs	Potentially responsible parties
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
VIE	Variable interest entity
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

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

◦	the demand for crude oil, natural gas, NGLs and transportation and storage services;

◦	environmental and other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing;

◦	recording of non-cash goodwill, long-lived asset or other than temporary impairment charges by or related to Enable;

◦	changes in tax status;

◦	access to debt and equity capital; and

◦	the availability and prices of raw materials and services for current and future construction projects;

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

•
our potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries to satisfy their obligations to us, including indemnity obligations, or obligations in connection with the contractual arrangements pursuant to which we are their guarantor;

•	the outcome of litigation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.
You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$1,320	$1,817

Expenses:
Natural gas	852	1,354
Operation and maintenance	200	197
Depreciation and amortization	60	56
Taxes other than income taxes	42	50
Total	1,154	1,657
Operating Income	166	160

Other Income (Expense):
Interest and other finance charges	(33)	(34)
Equity in earnings of unconsolidated affiliate, net	60	52
Other, net	—	2
Total	27	20
Income Before Income Taxes	193	180
Income tax expense	73	71
Net Income	$120	$109

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$120	$109
Comprehensive income	$120	$109

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$4	$—
Accounts receivable, less bad debt reserve of $24 and $19, respectively	353	350
Accrued unbilled revenues	122	183
Accounts and notes receivable–affiliated companies	34	8
Materials and supplies	46	45
Natural gas inventory	58	168
Non-trading derivative assets	75	89
Prepaid expenses and other current assets	49	61
Total current assets	741	904

Property, Plant and Equipment:
Property, plant and equipment	5,965	5,898
Less: accumulated depreciation and amortization	1,643	1,640
Property, plant and equipment, net	4,322	4,258

Other Assets:
Goodwill	840	840
Non-trading derivative assets	28	36
Notes receivable–unconsolidated affiliate	—	363
Investment in unconsolidated affiliate	2,580	2,594
Other	143	146
Total other assets	3,591	3,979

Total Assets	$8,654	$9,141

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2016	December 31, 2015
Current Liabilities:
Short-term borrowings	$—	$40
Current portion of long-term debt	325	325
Accounts payable	233	307
Accounts and notes payable–affiliated companies	35	39
Taxes accrued	63	63
Interest accrued	39	36
Customer deposits	81	80
Non-trading derivative liabilities	8	11
Other	131	158
Total current liabilities	915	1,059

Other Liabilities:
Deferred income taxes, net	1,845	1,774
Non-trading derivative liabilities	3	5
Benefit obligations	88	89
Regulatory liabilities	779	734
Other	213	210
Total other liabilities	2,928	2,812

Long-Term Debt	1,800	2,016

Commitments and Contingencies (Note 10)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,417	2,417
Retained earnings	585	828
Accumulated other comprehensive income	9	9
Total stockholder’s equity	3,011	3,254

Total Liabilities and Stockholder’s Equity	$8,654	$9,141

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$120	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	56
Amortization of deferred financing costs	2	2
Deferred income taxes	71	68
Write-down of natural gas inventory	1	2
Equity in (earnings) losses of unconsolidated affiliate, net of distributions	(60)	20
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues, net	37	62
Accounts receivable/payable–affiliated companies	(6)	—
Inventory	108	170
Accounts payable	(65)	(174)
Fuel cost recovery	(3)	86
Interest and taxes accrued	3	1
Non-trading derivatives, net	8	1
Margin deposits, net	27	(4)
Other current assets	(3)	7
Other current liabilities	(2)	(18)
Other assets	5	12
Other liabilities	8	11
Other, net	1	—
Net cash provided by operating activities	312	411
Cash Flows from Investing Activities:
Capital expenditures	(98)	(102)
Distribution from unconsolidated affiliate in excess of cumulative earnings	74	—
Increase in notes receivable–affiliated companies	(24)	—
Decrease in notes receivable–unconsolidated affiliate	363	—
Other, net	—	2
Net cash provided by (used in) investing activities	315	(100)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(40)	(53)
Payments of commercial paper, net	(219)	(62)
Dividends to parent	(363)	—
Debt issuance costs	(1)	—
Decrease in notes payable–affiliated companies	—	(188)
Net cash used in financing activities	(623)	(303)
Net Increase in Cash and Cash Equivalents	4	8
Cash and Cash Equivalents at Beginning of Period	—	2
Cash and Cash Equivalents at End of Period	$4	$10
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$28	$28
Income taxes, net	—	3
Non-cash transactions:
Accounts payable related to capital expenditures	$28	$27

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CERC. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2015 Form 10-K.

Background. CERC owns and operates natural gas distribution systems and owns interests in Enable as described in Note 6. A wholly-owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and gas utilities. As of March 31, 2016, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy, Inc., a public utility holding company.

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

(2) New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 changes the analysis that reporting organizations must perform to evaluate whether they should consolidate certain legal entities, such as limited partnerships. The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. ASU 2015-02 does not amend the related party guidance for situations in which power is shared between two or more entities that hold interests in a VIE. CERC adopted ASU 2015-02 on January 1, 2016, which CERC determined did not have a material impact on its financial position, results of operations, cash flows and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CERC adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets and total long-term debt on its Condensed Consolidated Balance Sheets. CERC had debt issuance costs, excluding amounts related to credit facility arrangements, of $12 million as of both March 31, 2016 and December 31, 2015.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are measured at NAV using the practical expedient. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. CERC adopted ASU 2015-07 on January 1, 2016, which will have an impact on its employee benefit plan disclosures, beginning with its annual report on Form 10-K for the year ended December 31, 2016. This standard did not have an impact on CERC’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, an acquirer would recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. CERC adopted ASU 2015-16 on January 1, 2016, which did not have an impact on its financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novation on Existing Hedge Accounting Relationships (ASU 2016-05). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. This clarification applies to both cash flow and fair value hedging relationships. CERC adopted ASU 2016-05 prospectively in the first quarter of 2016, which did not have an impact on its financial position, results of operations, cash flows and disclosures.

In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08) and ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), respectively. ASU 2016-08 and ASU 2016-10 clarify certain aspects of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes most current revenue recognition guidance. CERC is currently evaluating the impact that ASU 2016-08, ASU 2016-10, and ASU 2014-09 will have on its financial position, results of operations, cash flows and disclosures and expects to adopt the three ASUs on January 1, 2018.

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

(3) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2016	2015
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Amortization of net loss	—	1
Net periodic cost	$1	$2

CERC expects to contribute approximately $6 million to its postretirement benefit plan in 2016, of which $2 million was contributed during the three months ended March 31, 2016.

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

Weather Hedges. CERC has weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD in Texas does not have such mechanisms, although fixed customer charges are historically higher in Texas for NGD compared to CERC’s other jurisdictions. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas.

CERC has historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in 2014–2015. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015. The swaps are based on 10-year normal weather. During the three months ended March 31, 2016 and 2015, CERC recognized losses of $-0- and $5 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of March 31, 2016 and December 31, 2015, while the last two tables provide a breakdown of the related income statement impacts for the three months ended March 31, 2016 and 2015.

Fair Value of Derivative Instruments
		March 31, 2016
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$75	$—
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	28	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	10	57
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	15
Total		$117	$72

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 751 Bcf or a net 139 Bcf long position. Of the net long position, basis swaps constitute 122 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $92 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $47 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$85	$(10)	$75
Other Assets: Non-trading derivative assets	32	(4)	28
Current Liabilities: Non-trading derivative liabilities	(57)	49	(8)
Other Liabilities: Non-trading derivative liabilities	(15)	12	(3)
Total	$45	$47	$92

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
		December 31, 2015
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$90	$2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	36	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	10	60
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	25
Total		$140	$87

(1)	The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 767 Bcf or a net 112 Bcf long position. Of the net long position, basis swaps constitute 133 Bcf.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading derivative assets and liabilities was a $109 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $56 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$20	$(133)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(11)	132
Total		$9	$(1)

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position at March 31, 2016 or December 31, 2015 was $2 million and $3 million, respectively.  CERC posted no assets as collateral towards derivative instruments that contain credit risk contingent features at either March 31, 2016 or December 31, 2015.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered at both March 31, 2016 or December 31, 2015, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. At March 31, 2016, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.37 to $3.36 per one million British thermal units as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 20% to 84%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2016, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2016
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives (3)	3	95	19	(14)	103
Total assets	$16	$95	$19	$(14)	$116
Liabilities
Natural gas derivatives (3)	$8	$60	$4	$(61)	$11
Total liabilities	$8	$60	$4	$(61)	$11

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $47 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2015
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives (3)	4	115	21	(15)	125
Total assets	$17	$115	$21	$(15)	$138
Liabilities
Natural gas derivatives (3)	$13	$65	$9	$(71)	$16
Total liabilities	$13	$65	$9	$(71)	$16

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $56 million posted with the same counterparties.

(2)	Amounts are included in Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, net
	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$12	$17
Total gains	4	—
Total settlements	(5)	(3)
Transfers into Level 3	5	—
Transfers out of Level 3	(1)	(1)
Ending balance (1)	$15	$13
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$8	$2

(1)	CERC did not have significant Level 3 purchases or sales during either of the three months ended March 31, 2016 and 2015.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable–unconsolidated affiliate	$—	$—	$363	$356
Financial liabilities:
Long-term debt	$2,125	$2,317	$2,341	$2,539

(6) Unconsolidated Affiliate

On May 1, 2013 (the Formation Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CERC’s maximum exposure to loss related to Enable, a VIE in which CERC is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheet as of March 31, 2016, the guarantees discussed in Note 10, and outstanding current accounts receivable from Enable. In connection with the Private Placement, Enable redeemed $363 million of notes owed to a wholly-owned subsidiary of CERC Corp., which bore interest at an annual rate of 2.10% to 2.45%. CERC recorded interest income of $1 million and $2 million during the three months ended March 31, 2016 and 2015, respectively, and had interest receivable from Enable of $-0- and $4 million as of March 31, 2016 and December 31, 2015, respectively, on its notes receivable.

Effective on the Formation Date, CenterPoint Energy and Enable entered into Transition Agreements.  Under the Services Agreement, CERC agreed to provide certain support services to Enable such as accounting, legal, risk management and treasury functions for an initial term, which ended on April 30, 2016. CERC is providing certain services to Enable on a year-to-year basis unless terminated by Enable with at least 90 days’ notice prior to the end of the extension term.  Enable may terminate the Services Agreement, or the provision of any services thereunder, upon approval by its board of directors and at least 180 days’ notice.

CERC billed Enable for reimbursement of transition services of $3 million and $5 million during the three months ended March 31, 2016 and 2015, respectively, under the Transition Agreements. Actual transition services costs are recorded net of reimbursements received from Enable. CERC had accounts receivable from Enable of $3 million as of both March 31, 2016 and December 31, 2015 for amounts billed for transition services.

CERC incurred natural gas expenses, including transportation and storage costs, of $33 million and $39 million during the three months ended March 31, 2016 and 2015, respectively, for transactions with Enable. CERC had accounts payable to Enable of $11 million as of both March 31, 2016 and December 31, 2015 from such transactions.

As of March 31, 2016, CERC held an approximate 55.4% limited partner interest in Enable consisting of 94,151,707 common units and 139,704,916 subordinated units. As of March 31, 2016, CERC and OGE each own a 50% management interest in the general partner of Enable and a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner.

CERC evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of March 31, 2016, the carrying value of CERC’s equity method investment in Enable was $11.03 per unit, which includes limited partner common and subordinated units, a general partner interest and incentive distribution rights. On March 31, 2016, Enable’s common unit price closed at $8.56. On April 29, 2016, Enable’s common unit price closed at $11.87.

Based on an analysis of its equity method investment in Enable as of March 31, 2016, CERC believes that the decline in the value of its investment is temporary, and that the carrying value of its investment of $2.6 billion will be recovered. CERC considered the severity and duration of the impairment, management’s intent and ability to hold its investment to recovery, significant events and conditions of Enable, to conclude that its equity method investment is not other than temporarily impaired as of March 31, 2016.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating revenues	$509	$616
Cost of sales, excluding depreciation and amortization	195	292
Operating income	103	104
Net income attributable to Enable	86	91

Reconciliation of Equity in Earnings, net:
CERC’s interest	$48	$51
Basis difference amortization	12	1
CERC’s equity in earnings, net	$60	$52

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Current assets	$380	$381
Non-current assets	10,869	10,857
Current liabilities	280	615
Non-current liabilities	3,122	3,092
Non-controlling interest	12	12
Preferred equity	362	—
Enable partners’ equity	7,473	7,519

Reconciliation of Equity Method Investment in Enable:
CERC’s ownership interest in Enable partners’ capital	$4,138	$4,163
CERC’s basis difference	(1,558)	(1,569)
CERC’s equity method investment in Enable	$2,580	$2,594

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$74	$72
(7) Goodwill

Goodwill by reportable business segment as of both March 31, 2016 and December 31, 2015 is as follows:

(in millions)
Natural Gas Distribution	$746
Energy Services (1)	83
Other Operations	11
Total	$840

(1)	Amounts presented are net of accumulated goodwill impairment charge of $252 million.

(8) Related Party Transactions
CERC participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had investments in the money pool of $24 million and $-0- as of March 31, 2016 and December 31, 2015, respectively, which are included in accounts and notes receivable–affiliated companies in the Consolidated Balance Sheets. Affiliate related net interest income (expense) was not material for either the three months ended March 31, 2016 and 2015.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation, and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy.

Amounts charged to and from CERC for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Corporate service charges	$30	$26

Charges from Houston Electric for services provided	4	3

Billings to Houston Electric for services provided	(1)	(1)
	$33	$28

See Note 6 for related party transactions with Enable.

(9) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2019. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $-0- and $40 million as of March 31, 2016 and December 31, 2015, respectively.

(b)	Long-term Debt

Revolving Credit Facility.  On March 4, 2016, CERC Corp. announced that it had refinanced its existing $600 million revolving credit facility, which would have expired in 2019, with a new $600 million five-year senior unsecured revolving credit facility. As of March 31, 2016 and December 31, 2015, CERC Corp. had the following revolving credit facility and utilization of such facility:

	March 31, 2016			December 31, 2015
Size of Facility	Loans	Letters of Credit	Commercial Paper	Loans	Letters of Credit	Commercial Paper
(in millions)
$600	$—	$2	$—	$—	$2	$219	(1)

(1)	Weighted average interest rate was 0.81% as of December 31, 2015.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of March 31, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 32.5%.

CERC Corp. was in compliance with all financial covenants as of March 31, 2016.

(10) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2016, minimum payment obligations for natural gas supply commitments are approximately $283 million for the remaining nine months in 2016, $449 million in 2017, $404 million in 2018, $217 million in 2019, $90 million in 2020 and $38 million after 2020.

(b) Legal, Environmental and Other Regulatory Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, Houston Electric or their predecessor, Reliant Energy, and certain of their former subsidiaries have been named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including certain attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and RRI changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly-owned subsidiary of RRI, and RRI changed its name to GenOn. In December 2012, NRG acquired GenOn through a merger in which GenOn became a wholly-owned subsidiary of NRG. None of the sale of the retail business, the merger with Mirant Corporation, or the acquisition of GenOn by NRG alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including Houston Electric, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guarantee arrangements for certain GenOn gas transportation contracts discussed below.

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

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2016, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $28 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

In addition to the Minnesota sites, the Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC does not expect the ultimate outcome of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

Asbestos. Some facilities owned by CERC or its predecessors contain or have contained asbestos insulation and other asbestos-containing materials. CERC and its predecessor companies are from time to time named, along with numerous others, as defendants in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos, and CERC anticipates that additional claims may be asserted in the future.  Although their ultimate outcome cannot be predicted at this time, CERC does not expect these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $24 million as of March 31, 2016. Based on market conditions in the fourth quarter of 2015 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all senior debt of CERC Corp. and was automatically released on May 1, 2016.

The fair value of these guarantees is not material.

(11) Income Taxes

The effective tax rate reported for the three months ended March 31, 2016 was 38% compared to 39% for the same period in 2015.

CERC reported no uncertain tax liability as of March 31, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2013 have been audited and settled with the IRS. For tax years 2014 through 2016, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

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

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of March 31, 2016
	(in millions)
Natural Gas Distribution	$888	$7	$160	$5,661
Energy Services	432	7	6	844
Midstream Investments (1)	—	—	—	2,580
Other Operations	—	—	—	398
Reconciling Eliminations	—	(14)	—	(829)
Consolidated	$1,320	$—	$166	$8,654

	For the Three Months Ended March 31, 2015
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of December 31, 2015
	(in millions)
Natural Gas Distribution	$1,185	$8	$146	$5,657
Energy Services	632	18	13	857
Midstream Investments (1)	—	—	—	2,594
Other Operations	—	—	1	777
Reconciling Eliminations	—	(26)	—	(744)
Consolidated	$1,817	$—	$160	$9,141

(1)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$60	$52

Midstream Investments’ total assets are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Enable	$2,580	$2,594

(13) Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were $13 million and $31 million, respectively, of margin deposits and $13 million and $12 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 were $52 million and $55 million, respectively, of over-recovered gas cost.

(14) Subsequent Events

On April 1, 2016, CES, CERC Corp.’s wholly-owned subsidiary, closed the previously announced agreement to acquire the retail commercial and industrial businesses of Continuum for $98.2 million, comprised of a purchase price of $77.5 million, less a $4.7 million purchase price adjustment, and working capital of $25.4 million. Due to the limited amount of time since the acquisition, the initial accounting for the acquisition is incomplete. CERC intends to provide additional business combination disclosures, if material, in its Form 10-Q for the second quarter of 2016.

On April 26, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2016 to be made with respect to CERC Corp.’s investment in common and subordinated units in Enable for the first quarter of 2016.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2016 and the three months ended March 31, 2015. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2015 Form 10-K.

RECENT EVENTS

Preferred Units. On January 28, 2016, CenterPoint Energy entered into a purchase agreement with Enable pursuant to which it agreed to purchase in a Private Placement an aggregate of 14,520,000 Series A Preferred Units from Enable for a cash purchase price of $25.00 per Series A Preferred Unit. The Private Placement closed on February 18, 2016. In connection with the Private Placement, Enable redeemed approximately $363 million of notes scheduled to mature in 2017 payable to our wholly-owned subsidiary. We made a dividend to CenterPoint Energy of $363 million and CenterPoint Energy used the dividend for its investment in the Series A Preferred Units.

Continuum Acquisition. On April 1, 2016, CES, our wholly-owned subsidiary, closed the previously announced agreement to acquire the retail commercial and industrial businesses of Continuum for $98.2 million, comprised of a purchase price of $77.5 million, less a $4.7 million purchase price adjustment, and working capital of $25.4 million.

Credit Facilities. On March 4, 2016, we announced that we had refinanced our existing $600 million revolving credit facility, which would have expired in 2019, with a new $600 million five-year senior unsecured revolving credit facility. The revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit.

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings on March 31, 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For the Houston Division, the GRIP filing requested an increase in revenues of $7.7 million related to $47.2 million in incremental capital expenditures that were incurred in 2015. The requested revenue requirement increase for this filing period is based on an 8.65% overall rate of return. For the South Texas Division, the filing requested an increase in revenues of $2.1 million for recovery of costs related to $13.8 million in incremental capital expenditures that were incurred in 2015. This requested amount is based on an 8.75% overall rate of return. For the Beaumont/East Texas Division, the GRIP filing requested recovery of costs related to $26.8 million in incremental capital expenditures incurred in 2015. The increase in revenue requirements for this filing period is $4.2 million annually, based on an overall rate of return of 8.51%. For the Texas Coast Division, NGD made its first GRIP filing, which requested an increase in revenues of $4.2 million, based on an overall rate of return of 8.23% and incremental capital expenditures of $27.7 million incurred during the fifteen-month period following the test year in NGD’s most recent rate case for the Texas Coast division through December 31, 2015. For each division, rates are expected to be implemented by July 2016.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2016 and 2015, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues	$1,320	$1,817
Expenses:
Natural gas	852	1,354
Operation and maintenance	200	197
Depreciation and amortization	60	56
Taxes other than income taxes	42	50
Total	1,154	1,657
Operating Income	166	160
Interest and other finance charges	(33)	(34)
Equity in earnings of unconsolidated affiliate, net	60	52
Other expense, net	—	2
Income Before Income Taxes	193	180
Income tax expense	73	71
Net Income	$120	$109

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We reported net income of $120 million for the three months ended March 31, 2016 compared to net income of $109 million for the same period in 2015.

The increase in net income of $11 million was due to the following key factors:

•	an $8 million increase in equity earnings from our investment in Enable; and

•	a $6 million increase in operating income (discussed below by segment).

These increases were partially offset by the following:

•	a $2 million increase in income tax expense due to higher income offset by a lower effective tax rate; and

•	a $2 million decrease in other income, partially due to decreased interest income.

Income Tax Expense

Our effective tax rate reported for the three months ended March 31, 2016 was 38% compared to 39% for the same period in 2015.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three months ended March 31, 2016 and 2015, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Natural Gas Distribution	$160	$146
Energy Services	6	13
Other Operations	—	1
Total Consolidated Operating Income	$166	$160

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues	$895	$1,193
Expenses:
Natural gas	445	756
Operation and maintenance	189	186
Depreciation and amortization	59	55
Taxes other than income taxes	42	50
Total expenses	735	1,047
Operating Income	$160	$146
Throughput (in Bcf):
Residential	73	97
Commercial and industrial	86	88
Total Throughput	159	185
Number of customers at end of period:
Residential	3,163,094	3,137,337
Commercial and industrial	254,781	251,811
Total	3,417,875	3,389,148

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our Natural Gas Distribution business segment reported operating income of $160 million for the three months ended March 31, 2016, compared to $146 million for the three months ended March 31, 2015.

Operating income increased $14 million as a result of the following key factors:

•	rate increases of $21 million; and

•	customer growth of $2 million from the addition of approximately 29,000 customers.

These increases were partially offset by the following:

•	decreased usage of $4 million, primarily due to milder weather in 2016;

•	higher depreciation and amortization expense of $4 million; and

•	increased labor and benefit expenses of $3 million.

Decreased expense related to energy efficiency programs of $1 million and decreased expense related to gross receipt taxes of $8 million were offset by a corresponding decrease in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions, except throughput and customer data)
Revenues	$439	$650
Expenses:
Natural gas	421	624
Operation and maintenance	10	12
Depreciation and amortization	1	1
Taxes other than income taxes	1	—
Total expenses	433	637
Operating Income	$6	$13

Mark-to-market loss	$(9)	$(4)

Throughput (in Bcf)	171	185

Number of customers at end of period	18,073	18,206

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Our Energy Services business segment reported operating income of $6 million for the three months ended March 31, 2016 compared to $13 million for the three months ended March 31, 2015.  The decrease in operating income of $7 million was primarily due to a $5 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining decrease in operating income was margin related, resulting primarily from reduced weather-related optimization opportunities of existing gas transportation assets.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Enable	$60	$52
CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2015 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2016 include approximately $401 million of capital expenditures, maturing senior notes of $325 million and the acquisition of the retail commercial and industrial businesses of Continuum for $98.2 million.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2016. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $24 million as of March 31, 2016. Based on market conditions in the fourth quarter of 2015 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

We had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all our senior debt and was automatically released on May 1, 2016.

The fair value of these guarantees is not material. Other than the guarantees described above and operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Significant regulatory developments that have occurred since our 2015 Form 10-K was filed with the SEC are discussed below.

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings on March 31, 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For the Houston Division, the GRIP filing requested an increase in revenues of $7.7 million related to $47.2 million in incremental capital expenditures that were incurred in 2015. The requested revenue requirement increase for this filing period is based on an 8.65% overall rate of return. For the South Texas Division, the filing requested an increase in revenues of $2.1 million for recovery of costs related to $13.8 million in incremental capital expenditures that were incurred in 2015. This requested amount is based on an 8.75% overall rate of return. For the Beaumont/East Texas Division, the GRIP filing requested recovery of costs related to $26.8 million in incremental capital expenditures incurred in 2015. The increase in revenue requirements for this filing period is $4.2 million annually, based on an overall rate of return of 8.51%. For the Texas Coast Division, NGD made its first GRIP filing, which requested an increase in revenues of $4.2 million, based on an overall rate of return of 8.23% and incremental capital expenditures of $27.7 million incurred during the fifteen-month period following the test year in NGD’s most recent rate case for the Texas Coast division through December 31, 2015. For each division, rates are expected to be implemented by July 2016.

Oklahoma PBRC. In March 2016, NGD made a PBRC filing for the 2015 calendar year proposing to increase revenues by $0.5 million. A hearing is scheduled for June 7, 2016.

Arkansas BDA.  On March 31, 2016, NGD made its annual BDA filing with the APSC to request recovery of a calendar year 2015 shortfall of $5.5 million.  Approval from the APSC is still pending and interim rates will be implemented in June of 2016.

Arkansas Rate Case. On November 10, 2015, NGD filed an Application for Approval of a General Change in Rates with the APSC seeking a $35.6 million increase in revenue requirement and a 10.3% ROE. A procedural schedule has been established with a hearing scheduled for July 12, 2016. A final determination by the APSC is expected in the third quarter of 2016.

Louisiana RSP. NGD made its 2015 Louisiana RSP filings with the LPSC on October 1, 2015. The North Louisiana Rider RSP filing shows a revenue deficiency of $1.0 million, and the South Louisiana Rider RSP filing shows a revenue deficiency of $1.5 million. Both 2015 RSP filings utilized the capital structure and ROE factors approved by the LPSC on September 23, 2015 discussed below. NGD began billing in December 2015, subject to a refund. NGD made its 2014 Louisiana RSP filings with the LPSC on October 1, 2014. The North Louisiana Rider RSP filing shows a revenue deficiency of $4.0 million, compared to the authorized ROE of 10.25%.  The South Louisiana Rider RSP filing shows a revenue deficiency of $2.3 million, compared to the authorized ROE of 10.5%. NGD began billing the revised rates in December 2014, subject to a refund. The 2014 and 2015 Louisiana RSP filings are still awaiting final approval from the LPSC.

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the MPUC requesting an annual increase of $54.1 million.  On September 10, 2015, the MPUC approved an interim increase of $47.8 million in revenues effective October 2, 2015, subject to a refund. The MPUC is expected to issue a final decision in mid-2016 with final rates effective by the end of 2016.

PHMSA Regulatory Proposals. Recent regulatory proposals from the U.S. Department of Transportation’s PHMSA would expand the scope of its safety, reporting, and recordkeeping requirements for both natural gas and hazardous liquids (including oil and NGLs) pipelines. These proposals, if finalized, would impose additional costs on us and Enable.

On March 17, 2016, PHMSA issued a notice of proposed rulemaking detailing proposed revisions to the safety standards applicable to natural gas transmission and gathering pipelines. The proposed rules would add requirements for pipelines already subject to integrity management requirements, including repair criteria for pipelines in high consequence areas and requirements for monitoring gas quality and managing corrosion. For pipelines not already subject to integrity management requirements, the proposed rules include a new moderate consequence area definition, require gas quality monitoring and corrosion management, establish repair criteria and require verification of certain pipeline parameters. The proposed rules would also expand the scope of gas gathering lines subject to PHMSA regulation-including imposing minimum safety standards on certain larger, currently exempt, gathering lines-while subjecting all gathering-line operators to recordkeeping and annual reporting requirements from which they are currently exempt. The rules would also require inspections of pipeline areas affected by severe weather, natural disasters or similar events.

PHMSA issued a similar notice of proposed rulemaking for hazardous liquid pipelines on October 1, 2015. The proposed rules would extend PHMSA reporting requirements to all gathering lines, require pipeline inspections in areas affected by extreme weather or natural disasters, require periodic inline inspections of pipelines outside of high consequence areas, require use of leak detection systems on all hazardous liquid pipelines, modify applicable repair criteria and set a timeline for pipelines subject to integrity management requirements to be capable of accommodating inline inspection tools.

Other Matters

Credit Facility

On March 4, 2016, we announced that we had refinanced our existing $600 million revolving credit facility, which would have expired in 2019, with a new $600 million five-year senior unsecured revolving credit facility. The revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit.

As of April 20, 2016, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at April 20, 2016		Termination Date
	(in millions)
March 3, 2016	$600	$4	(1)	March 3, 2021
(1) Represents outstanding letters of credit.
CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt to an amount not to exceed 65% of our consolidated capitalization. As of March 31, 2016, our debt to capital ratio, as defined in its credit facility agreement, was 32.5%.

Borrowings under the revolving credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the revolving credit facility also are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facility provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. The spread to LIBOR and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants in our revolving credit facility.

CERC Corp.’s $600 million revolving credit facility backstops its $600 million commercial paper program.

Securities Registered with the SEC

We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities.

Temporary Investments

As of April 20, 2016, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 20, 2016, we had investments in the money pool of $149 million.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 20, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at March 31, 2016, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

We and our subsidiaries purchase natural gas from one of our suppliers under supply agreements that contain an aggregate credit threshold of $140 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of A-. Under these agreements, we may need to provide collateral if the aggregate threshold is exceeded or if the credit threshold is decreased due to a credit rating downgrade.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and gas utilities throughout the central and eastern United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of March 31, 2016, the amount posted as collateral aggregated approximately $60 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2016, unsecured credit limits extended to CES by counterparties aggregated $367 million, and $2 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $144 million as of March 31, 2016. The amount of collateral will depend on seasonal variations in transportation levels.

Cross Defaults

Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness for borrowed money and certain other specified types of obligations (including guarantees) exceeding $125 million by us will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or revolving credit facility.

Possible Acquisitions, Divestitures and Joint Ventures

From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures, strategic initiatives or other joint ownership arrangements with respect to assets or businesses. Any determination to take action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt issuances. Debt financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Enable Midstream Partners

On January 28, 2016, CenterPoint Energy entered into a purchase agreement with Enable pursuant to which it agreed to purchase in a Private Placement an aggregate of 14,520,000 Series A Preferred Units for a cash purchase price of $25.00 per Series A Preferred Unit. The Private Placement closed on February 18, 2016. In connection with the Private Placement, Enable redeemed approximately $363 million of notes scheduled to mature in 2017 payable to our wholly-owned subsidiary. We made a dividend to CenterPoint Energy of $363 million, and CenterPoint Energy used the dividend for its investment in the Series A Preferred Units.

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 45 days after the end of each quarter. On April 26, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2016. Accordingly, we expect to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2016 to be made with respect to our limited partner interest in Enable for the first quarter of 2016.

Weather Hedge

We have weather normalization or other rate mechanisms that mitigate the impact of weather on NGD in Arkansas, Louisiana, Mississippi, Minnesota and Oklahoma. NGD in Texas does not have such mechanisms. As a result, fluctuations from normal weather may have a positive or negative effect on NGD’s results in Texas, although fixed customer charges are historically higher in Texas for NGD compared to our other jurisdictions. We have historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 10(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2015 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2015 Form 10-K.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2016 and 2015 was 7.09 and 6.71, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

Item 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Agreements included as exhibits are included only to provide information to investors regarding their terms.  Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CERC Corp., any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated March 3, 2016	1-13265	4.3
10.1	Third Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of February 18, 2016	Form 8-K dated February 18, 2016	1-13265	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 12, 2016

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Agreements included as exhibits are included only to provide information to investors regarding their terms.  Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CERC Corp., any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated March 3, 2016	1-13265	4.3
10.1	Third Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of February 18, 2016	Form 8-K dated February 18, 2016	1-13265	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document