Form 10-Q
period 2016-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2016-11-04
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

As of October 21, 2016, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

GLOSSARY

ArcLight	ArcLight Capital Partners, LLC
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
Atmos Energy Marketing	Atmos Energy Marketing, LLC, a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CECL	Current expected credit losses
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

Enable	Enable Midstream Partners, LP
EECR	Energy Efficiency Cost Recovery
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NAV	Net asset value
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PHMSA	Pipeline and Hazardous Materials Safety Administration
Private Placement	CenterPoint Energy’s agreement with Enable to purchase an aggregate of 14,520,000 Series A Preferred Units
PRPs	Potentially responsible parties
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.

GLOSSARY (cont.)

RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
Series A Preferred Units	Enable’s 10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
VIE	Variable interest entity
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$978	$799	$3,105	$3,440

Expenses:
Natural gas	683	527	2,031	2,410
Operation and maintenance	175	165	571	541
Depreciation and amortization	62	57	185	169
Taxes other than income taxes	32	32	108	115
Total	952	781	2,895	3,235
Operating Income	26	18	210	205

Other Income (Expense):
Interest and other finance charges	(29)	(34)	(93)	(103)
Equity in earnings (losses) of unconsolidated affiliate, net	73	(794)	164	(699)
Other, net	(1)	2	1	3
Total	43	(826)	72	(799)
Income (Loss) Before Income Taxes	69	(808)	282	(594)
Income tax expense (benefit)	26	(300)	113	(217)
Net Income (Loss)	$43	$(508)	$169	$(377)

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$43	$(508)	$169	$(377)
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax of $1, $-0-, $-0- and $-0-)	1	—	2	—
Other comprehensive income	1	—	2	—
Comprehensive income (loss)	$44	$(508)	$171	$(377)

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less bad debt reserve of $17 and $19, respectively	326	350
Accrued unbilled revenues	69	183
Accounts and notes receivable–affiliated companies	5	8
Materials and supplies	53	45
Natural gas inventory	160	168
Non-trading derivative assets	49	89
Prepaid expenses and other current assets	75	61
Total current assets	737	904

Property, Plant and Equipment:
Property, plant and equipment	6,228	5,898
Less: accumulated depreciation and amortization	1,751	1,640
Property, plant and equipment, net	4,477	4,258

Other Assets:
Goodwill	862	840
Non-trading derivative assets	24	36
Notes receivable–unconsolidated affiliate	—	363
Investment in unconsolidated affiliate	2,535	2,594
Other	191	146
Total other assets	3,612	3,979

Total Assets	$8,826	$9,141

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2016	December 31, 2015
Current Liabilities:
Short-term borrowings	$43	$40
Current portion of long-term debt	—	325
Accounts payable	266	307
Accounts and notes payable–affiliated companies	31	39
Taxes accrued	60	63
Interest accrued	31	36
Customer deposits	79	80
Non-trading derivative liabilities	19	11
Other	153	158
Total current liabilities	682	1,059

Other Liabilities:
Deferred income taxes, net	1,881	1,774
Non-trading derivative liabilities	4	5
Benefit obligations	94	89
Regulatory liabilities	759	734
Other	217	210
Total other liabilities	2,955	2,812

Long-Term Debt	2,263	2,016

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,489	2,417
Retained earnings	430	828
Accumulated other comprehensive income	7	9
Total stockholder’s equity	2,926	3,254

Total Liabilities and Stockholder’s Equity	$8,826	$9,141

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$169	$(377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185	169
Amortization of deferred financing costs	7	7
Deferred income taxes	108	(162)
Write-down of natural gas inventory	1	4
Equity in (earnings) losses of unconsolidated affiliate, net of distributions	(164)	843
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	220	532
Accounts receivable/payable–affiliated companies	(5)	(64)
Inventory	(1)	31
Accounts payable	(85)	(302)
Fuel cost recovery	(43)	71
Interest and taxes accrued	(8)	(3)
Non-trading derivatives, net	23	(6)
Margin deposits, net	65	20
Other current assets	(11)	13
Other current liabilities	15	(12)
Other assets	(5)	11
Other liabilities	1	(9)
Other, net	1	—
Net cash provided by operating activities	473	766
Cash Flows from Investing Activities:
Capital expenditures	(378)	(420)
Distribution from unconsolidated affiliate in excess of cumulative earnings	223	74
Decrease in notes receivable–unconsolidated affiliate	363	—
Acquisitions, net of cash acquired	(102)	—
Other, net	(1)	3
Net cash provided by (used in) investing activities	105	(343)
Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings, net	3	(4)
Proceeds from (payments of) commercial paper, net	240	(232)
Payments of long-term debt	(325)	—
Dividends to parent	(567)	—
Debt issuance costs	(1)	—
Decrease in notes payable–affiliated companies	—	(188)
Contribution from parent	73	—
Other, net	(1)	—
Net cash used in financing activities	(578)	(424)
Net Decrease in Cash and Cash Equivalents	—	(1)
Cash and Cash Equivalents at Beginning of Period	—	2
Cash and Cash Equivalents at End of Period	$—	$1
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$90	$90
Income taxes, net	3	7
Non-cash transactions:
Accounts payable related to capital expenditures	$32	$37

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CERC. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2015 Form 10-K.

Background. CERC owns and operates natural gas distribution systems and owns interests in Enable as described in Note 7. A wholly-owned subsidiary of CERC Corp. offers variable and fixed-price physical natural gas supplies primarily to commercial and industrial customers and electric and natural gas utilities. As of September 30, 2016, CERC Corp. also owned approximately 55.4% of the limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. CERC adopted ASU 2015-03 retrospectively on January 1, 2016, which resulted in a reduction of other long-term assets and total long-term debt on its Condensed Consolidated Balance Sheets. CERC had debt issuance costs, excluding amounts related to credit facility arrangements, of $11 million and $12 million as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. CERC is currently assessing the impact that this standard will have on its statement of cash flows.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Acquisition

On April 1, 2016, CES, a wholly-owned subsidiary of CERC, closed the previously announced agreement to acquire the retail energy services business and natural gas wholesale assets of Continuum for a preliminary purchase price of $98 million, including working capital. After working capital adjustments, the final purchase price was $102 million and allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The following table summarizes the final purchase price allocation and the fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition:

(in millions)
Total purchase price consideration	$102
Receivables	$76
Derivative assets	38
Property and equipment	1
Identifiable intangibles	38
Total assets acquired	153
Accounts payable	49
Derivative liabilities	24
Total liabilities assumed	73
Identifiable net assets acquired	80
Goodwill	22
Net assets acquired	$102

The goodwill of $22 million resulting from the acquisition reflects the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the complementary operational and geographic footprints, along with the scale, geographic reach and expanded capabilities.

Identifiable intangible assets were recorded at estimated fair value as determined by management based on available information, which includes a valuation prepared by an independent third party. The significant assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, the discount rate which is based on the weighted average cost of capital for comparable publicly traded guideline companies and projected customer attrition rates. The useful lives for the identifiable intangible assets were determined using methods that approximate the pattern of economic benefit provided by the utilization of the assets.

The estimated fair value of the identifiable intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimate Fair Value	Estimate Useful Life
	(in millions)	(in years)
Customer relationships	$34	15
Covenants not to compete	4	4
Total identifiable intangibles	$38

Amortization expense related to the above identifiable intangible assets was $1 million and $2 million for the three and nine months ended September 30, 2016, respectively.

Revenues of approximately $170 million and $270 million, respectively, and operating income of approximately $2 million and $2 million, respectively, attributable to the acquisition are included in CERC’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016.

As Continuum was a non-public company that did not prepare interim financial information and the acquisition included the purchase of both businesses and assets, the historical financial information for the businesses and assets acquired was impracticable to obtain. As a result, pro forma results of the acquired businesses and assets are not presented.

(4) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost on accumulated benefit obligation	1	2	3	4
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of net loss	—	—	—	1
Net periodic cost	$1	$2	$3	$5

CERC expects to contribute approximately $6 million to its postretirement benefit plan in 2016, of which approximately $1 million and $4 million were contributed during the three and nine months ended September 30, 2016, respectively.

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

CERC has historically entered into heating-degree day swaps for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season, which contained a bilateral dollar cap of $16 million in 2014–2015. However, NGD did not enter into heating-degree day swaps for the 2015–2016 winter season as a result of NGD’s Minnesota division implementing a full decoupling pilot in July 2015. The swaps are based on 10-year normal weather. During both the three months ended September 30, 2016 and 2015, CERC recognized no gains or losses related to these swaps. During the nine months ended September 30, 2016 and 2015, CERC recognized losses of $-0- and $4 million, respectively, related to these swaps. Weather hedge gains and losses are included in revenues in the Condensed Statements of Consolidated Income.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of September 30, 2016 and December 31, 2015, while the last two tables provide a breakdown of the related income statement impacts for the three and nine months ended September 30, 2016 and 2015.

Fair Value of Derivative Instruments
		September 30, 2016
Total derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$51	$2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	24	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	19	41
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	4	11
Total		$98	$54

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,080 Bcf or a net 16 Bcf short position.  Of the net short position, basis swaps constitute a net 128 Bcf long position.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $50 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, offset by collateral netting of $6 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$70	$(21)	$49
Other Assets: Non-trading derivative assets	28	(4)	24
Current Liabilities: Non-trading derivative liabilities	(43)	24	(19)
Other Liabilities: Non-trading derivative liabilities	(11)	7	(4)
Total	$44	$6	$50

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$31	$39
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(13)	(30)
Total		$18	$9

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
Total derivatives not designated as hedging instruments	Income Statement Location	2016	2015
		(in millions)
Natural gas derivatives	Gains (Losses) in Revenues	$1	$88
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	35	(72)
Total		$36	$16

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of September 30, 2016 and December 31, 2015 was $2 million and $3 million, respectively.  CERC posted no assets as collateral towards derivative instruments that contain credit risk contingent features as of both September 30, 2016 and December 31, 2015.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of both September 30, 2016 and December 31, 2015, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. As of September 30, 2016, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $0.77 to $7.90 per one million British thermal units) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 73%) as an unobservable input.  CERC’s Level 3 derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2016, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2016
	(in millions)
Assets
Corporate equities	$2	$—	$—	$—	$2
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives (3)	4	72	22	(25)	73
Total assets	$16	$72	$22	$(25)	$85
Liabilities
Natural gas derivatives (3)	$5	$44	$5	$(31)	$23
Total liabilities	$5	$44	$5	$(31)	$23

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$16	$10	$12	$17
Purchases	—	—	12	—
Total gains	9	5	13	5
Total settlements	(8)	(2)	(24)	(8)
Transfers into Level 3	—	1	5	1
Transfers out of Level 3	—	—	(1)	(1)
Ending balance (1)	$17	$14	$17	$14
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$6	$6	$14	$7

(1)	CERC did not have significant Level 3 sales during either of the three or nine months ended September 30, 2016 or 2015.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable–unconsolidated affiliate	$—	$—	$363	$356
Financial liabilities:
Long-term debt	$2,263	$2,500	$2,341	$2,539

(7) Unconsolidated Affiliate

On May 1, 2013 (the Formation Date) CERC Corp., OGE and ArcLight closed on the formation of Enable. CERC has the ability to significantly influence the operating and financial policies of Enable and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CERC’s maximum exposure to loss related to Enable, a VIE in which CERC is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheets as of September 30, 2016, the guarantees discussed in Note 11, and outstanding current accounts receivable from Enable. In connection with the Private Placement, Enable redeemed $363 million of notes owed to a wholly-owned subsidiary of CERC Corp., which bore interest at an annual rate of 2.10% to 2.45%. CERC recorded interest income of $-0- and $2 million during the three months ended September 30, 2016 and 2015, respectively, and $1 million and $6 million during the nine months ended September 30, 2016 and 2015, respectively, and had interest receivable from Enable of $-0- and $4 million as of September 30, 2016 and December 31, 2015, respectively, on its notes receivable.

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

CERC billed Enable for reimbursement of transition services of $1 million and $3 million during the three months ended September 30, 2016 and 2015, respectively, and $6 million and $10 million during the nine months ended September 30, 2016 and 2015, respectively, under the Transition Agreements. Actual transition services costs are recorded net of reimbursements received from Enable. CERC had accounts receivable from Enable of $2 million and $3 million as of September 30, 2016 and December 31, 2015, respectively, for amounts billed for transition services.

CERC incurred natural gas expenses, including transportation and storage costs, of $22 million and $23 million during the three months ended September 30, 2016 and 2015, respectively, and $79 million and $87 million during the nine months ended September 30, 2016 and 2015, respectively, for transactions with Enable. CERC had accounts payable to Enable of $8 million and $11 million as of September 30, 2016 and December 31, 2015, respectively, from such transactions.

As of September 30, 2016, CERC held an approximate 55.4% limited partner interest in Enable consisting of 94,151,707 common units and 139,704,916 subordinated units. As of September 30, 2016, CERC and OGE each owned a 50% management interest in the general partner of Enable and a 40% and 60% interest, respectively, in the incentive distribution rights held by the general partner.

CERC evaluates its equity method investments for impairment when factors indicate that a decrease in value of its investment has occurred and the carrying amount of its investment may not be recoverable. An impairment loss, based on the excess of the carrying value over the best estimate of fair value of the investment, is recognized in earnings when an impairment is deemed to be other than temporary. Considerable judgment is used in determining if an impairment loss is other than temporary and the amount of any impairment. As of September 30, 2016, the carrying value of CERC’s equity method investment in Enable was $10.84 per unit, which includes limited partner common and subordinated units, a general partner interest and incentive distribution rights. On September 30, 2016, Enable’s common unit price closed at $15.25.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$620	$646	$1,658	$1,852
Cost of sales, excluding depreciation and amortization	268	287	717	856
Impairment of goodwill and other long-lived assets	8	1,105	8	1,105
Operating income (loss)	139	(975)	299	(778)
Net income (loss) attributable to Enable	110	(985)	231	(817)

Reconciliation of Equity in Earnings (Losses), net:
CERC’s interest	$61	$(546)	$128	$(453)
Basis difference amortization (1)	12	2	36	4
Impairment of CERC’s equity method investment in Enable	—	(250)	—	(250)
CERC’s equity in earnings (losses), net (2)	$73	$(794)	$164	$(699)

(1)
Equity in earnings (losses) of unconsolidated affiliates includes CERC’s share of Enable’s earnings adjusted for the amortization of the basis difference of CERC’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

(2)
These amounts include CERC’s share of Enable’s impairment of goodwill and long-lived assets and the impairment of CERC’s equity method investment in Enable totaling $862 million during the three and nine months ended September 30,

2015. This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Current assets	$408	$381
Non-current assets	10,833	10,845
Current liabilities	338	615
Non-current liabilities	3,174	3,080
Non-controlling interest	11	12
Preferred equity	362	—
Enable partners’ equity	7,356	7,519

Reconciliation of Equity Method Investment in Enable:
CERC’s ownership interest in Enable partners’ capital	$4,073	$4,163
CERC’s basis difference	(1,538)	(1,569)
CERC’s equity method investment in Enable	$2,535	$2,594

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Enable	$74	$74	$223	$219
(8) Goodwill

Goodwill by reportable business segment as of December 31, 2015 and changes in the carrying amount of goodwill as of September 30, 2016 are as follows:

	December 31, 2015		Continuum Acquisition (1)	September 30, 2016
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	83	(2)	22	105
Other Operations	11		—	11
Total	$840		$22	$862

(1)	See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million.

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

CERC performed its annual impairment test in the third quarter of 2016 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(9) Related Party Transactions
CERC participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had no investments in the money pool as of both September 30, 2016 and December 31, 2015, which are included in accounts and notes receivable–affiliated companies in the Condensed Consolidated Balance Sheets. Affiliate related net interest income (expense) was not material for either the three or nine months ended September 30, 2016 and 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Corporate service charges	$31	$25	$90	$80
Charges from Houston Electric for services provided	4	5	11	12
Billings to Houston Electric for services provided	(2)	(1)	(5)	(4)
	$33	$29	$96	$88

See Note 7 for related party transactions with Enable.

(10) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD has asset management agreements associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2019. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as a financing and had an associated principal obligation of $43 million and $40 million as of September 30, 2016 and December 31, 2015, respectively.

(b)	Long-term Debt

Debt Repayments. In May 2016, CERC retired approximately $325 million aggregate principal amount of its 6.15% senior notes at their maturity. The retirement of senior notes was financed by the issuance of commercial paper.

Revolving Credit Facility.  On March 4, 2016, CERC Corp. announced that it had refinanced its existing $600 million revolving credit facility, which would have expired in 2019, with a new $600 million five-year senior unsecured revolving credit facility. As of September 30, 2016 and December 31, 2015, CERC Corp. had the following revolving credit facility and utilization of such facility:

	September 30, 2016				December 31, 2015
Size of Facility	Loans	Letters of Credit	Commercial Paper		Loans	Letters of Credit	Commercial Paper
(in millions)
$600	$—	$3	$459	(1)	$—	$2	$219	(1)

(1)	Weighted average interest rate was 0.76% and 0.81% as of September 30, 2016 and December 31, 2015, respectively.

CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits CERC’s consolidated debt to an amount not to exceed 65% of CERC’s consolidated capitalization. As of September 30, 2016, CERC’s debt to capital ratio, as defined in its credit facility agreement, was 34.7%.

CERC Corp. was in compliance with all financial covenants as of September 30, 2016.

(11) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2016, minimum payment obligations for natural gas supply commitments are approximately $132 million for the remaining three months in 2016, $454 million in 2017, $455 million in 2018, $267 million in 2019, $124 million in 2020 and $133 million after 2020.

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

Environmental Matters

Manufactured Gas Plant Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of September 30, 2016, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $29 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(c) Guarantees

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, CERC had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure CERC against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to CERC cash or letters of credit as security against CERC’s obligations under its remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose CERC to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $15 million as of September 30, 2016. Based on market conditions in the fourth quarter of 2016 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, CERC could have to honor its guarantee and, in such event, any collateral then provided as security may be insufficient to satisfy CERC’s obligations.

CERC Corp. had also provided a guarantee of collection of $1.1 billion of Enable’s senior notes due 2019 and 2024. This guarantee was subordinated to all senior debt of CERC Corp. and was automatically released on May 1, 2016.

The fair value of these guarantees is not material.

(12) Income Taxes

The effective tax rate reported for the three months ended September 30, 2016 was 38% compared to 37% for the same period in 2015. The effective tax rate reported for the nine months ended September 30, 2016 was 40% compared to 37% for the same period in 2015. The higher effective tax rate for the nine months ended September 30, 2016 is due to a Louisiana state tax law change in the second quarter of 2016 resulting in an increase to CERC’s deferred tax liability.

CERC reported no uncertain tax liability as of September 30, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2014. CenterPoint Energy is under examination by the IRS for 2015 and 2016.

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

Financial data for business segments is as follows:

	For the Three Months Ended September 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$370	$7	$22
Energy Services	608	6	5
Midstream Investments (1)	—	—	—
Other Operations	—	—	(1)
Reconciling Eliminations	—	(13)	—
Consolidated	$978	$—	$26

	For the Three Months Ended September 30, 2015
	Revenues from External Customers	Inter-segment Revenues	Operating Income
	(in millions)
Natural Gas Distribution	$353	$6	$11
Energy Services	446	6	7
Midstream Investments (1)	—	—	—
Other Operations	—	—	—
Reconciling Eliminations	—	(12)	—
Consolidated	$799	$—	$18

	For the Nine Months Ended September 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2016
	(in millions)
Natural Gas Distribution	$1,672	$21	$202	$5,732
Energy Services	1,433	17	11	990
Midstream Investments (1)	—	—	—	2,535
Other Operations	—	—	(3)	410
Reconciling Eliminations	—	(38)	—	(841)
Consolidated	$3,105	$—	$210	$8,826

	For the Nine Months Ended September 30, 2015
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of December 31, 2015
	(in millions)
Natural Gas Distribution	$1,958	$21	$176	$5,657
Energy Services	1,482	28	29	857
Midstream Investments (1)	—	—	—	2,594
Other Operations	—	—	—	777
Reconciling Eliminations	—	(49)	—	(744)
Consolidated	$3,440	$—	$205	$9,141

(1)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Enable (a)	$73	$(794)	$164	$(699)

(a)
These amounts include CERC’s share of Enable’s impairment of goodwill and long-lived assets and the impairment of CERC’s equity method investment in Enable totaling $862 million during the three and nine months ended September 30, 2015. This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

Midstream Investments’ total assets are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Enable	$2,535	$2,594

(14) Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 were $16 million and $31 million, respectively, of margin deposits and $29 million and $12 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 were $28 million and $55 million, respectively, of over-recovered gas cost.

(15) Subsequent Events

On October 31, 2016, CES, a wholly-owned subsidiary of CERC Corp., announced an agreement to acquire Atmos Energy Marketing for approximately $120 million, including estimated working capital of $80 million.  The transaction is conditioned upon the receipt of certain third party consents and approvals, including expiration of any Hart-Scott-Rodino waiting period.  CERC expects the transaction to close in early 2017.

On November 1, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2016. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2016 to be made with respect to CERC Corp.’s investment in common and subordinated units in Enable for the third quarter of 2016.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2015 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2015 Form 10-K.

RECENT EVENTS

Houston, South Texas, Beaumont/East Texas and Texas Coast GRIP. NGD’s Houston, South Texas, Beaumont/East Texas and Texas Coast divisions each submitted annual GRIP filings in March 2016 representing an aggregate increase in revenue of $18.2 million based on incremental capital expenditures of $115.5 million. For each division, rates were approved and implemented by July 2016.

Arkansas Rate Case. In November 2015, NGD filed a general rate case with the APSC requesting an annual increase of $35.6 million along with approval of the new Formula Rate Plan Tariff.  The APSC order was issued in September 2016 authorizing a $14.2 million rate adjustment based on an ROE of 9.50% and approving the Formula Rate Plan Tariff. New rates were implemented in September 2016.

Minnesota CIP.  In May 2016, NGD filed a CIP request with the MPUC, seeking a $12.7 million financial incentive based on 2015 program performance.  In September, the MPUC issued its order approving the request.

Minnesota Decoupling. In September 2016, NGD filed its Decoupling Report and rate adjustment with the MPUC. The filing implements a $24.6 million decoupling adjustment reflecting revenue under recovery during the July 1, 2015 through June 30, 2016 period. The adjustment was effective September 1, 2016, subject to subsequent review and approval. Initial comments on the Decoupling Report are due November 1, 2016.

Mississippi RRA.  In July 2016, NGD filed an amended request with the MPSC for a $3.3 million RRA with an adjusted ROE of 9.47%.  After MPSC staff review and adjustments, a settlement was reached providing for a $2.7 million RRA, with an allowed ROE of 9.47%. The settlement was approved by the MPSC, and rates were implemented in October 2016.

Atmos Energy Marketing Acquisition. On October 31, 2016, CES, our wholly-owned subsidiary, announced an agreement to acquire Atmos Energy Marketing for approximately $120 million, including estimated working capital of $80 million.  The transaction is conditioned upon the receipt of certain third party consents and approvals, including expiration of any Hart-Scott-Rodino waiting period.  We expect the transaction to close in early 2017.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues	$978	$799	$3,105	$3,440
Expenses:
Natural gas	683	527	2,031	2,410
Operation and maintenance	175	165	571	541
Depreciation and amortization	62	57	185	169
Taxes other than income taxes	32	32	108	115
Total	952	781	2,895	3,235
Operating Income	26	18	210	205
Interest and other finance charges	(29)	(34)	(93)	(103)
Equity in earnings (losses) of unconsolidated affiliate, net	73	(794)	164	(699)
Other income (expense), net	(1)	2	1	3
Income (Loss) Before Income Taxes	69	(808)	282	(594)
Income tax expense (benefit)	26	(300)	113	(217)
Net Income (Loss)	$43	$(508)	$169	$(377)

Three months ended September 30, 2016 compared to three months ended September 30, 2015

We reported net income of $43 million for the three months ended September 30, 2016 compared to a net loss of $508 million for the same period in 2015.

The increase in net income of $551 million was due to the following key factors:

•	a $867 million increase in equity earnings from our investment in Enable, as 2015 results included impairment charges of $862 million, discussed further in Note 7;

•	a $8 million increase in operating income (discussed below by segment); and

•	a $5 million decrease in interest expense due to lower weighted average interest rates on outstanding debt.

These increases in net income were partially offset by the following:

•	a $326 million increase in income tax expense due to higher income before tax; and

•	a $3 million decrease in other income, primarily due to decreased interest income.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

We reported net income of $169 million for the nine months ended September 30, 2016 compared to a net loss of $377 million for the same period in 2015.

The increase in net income of $546 million was due to the following key factors:

•	a $863 million increase in equity earnings from our investment in Enable, as 2015 results included impairment charges of $862 million, discussed further in Note 7;

•	a $10 million decrease in interest expense due to lower weighted average interest rates on outstanding debt; and

•	a $5 million increase in operating income (discussed below by segment).

These increases were partially offset by the following:

•	a $330 million increase in income tax expense due to higher income before tax; and

•	a $2 million decrease in other income, primarily due to decreased interest income.

Income Tax Expense

Our effective tax rate reported for the three months ended September 30, 2016 was 38% compared to 37% for the same period in 2015. The effective tax rate reported for the nine months ended September 30, 2016 was 40% compared to 37% for the same period in 2015. The higher effective tax rate for the nine months ended September 30, 2016 is due to a Louisiana state tax law change in the second quarter of 2016 resulting in an increase to CERC’s deferred tax liability.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2016 and 2015, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Natural Gas Distribution	$22	$11	$202	$176
Energy Services	5	7	11	29
Other Operations	(1)	—	(3)	—
Total Consolidated Operating Income	$26	$18	$210	$205

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues	$377	$359	$1,693	$1,979
Expenses:
Natural gas	104	106	679	1,014
Operation and maintenance	159	155	526	510
Depreciation and amortization	61	55	180	165
Taxes other than income taxes	31	32	106	114
Total expenses	355	348	1,491	1,803
Operating Income	$22	$11	$202	$176
Throughput (in Bcf):
Residential	12	12	105	128
Commercial and industrial	51	52	193	196
Total Throughput	63	64	298	324
Number of customers at end of period:
Residential	3,143,357	3,110,645	3,143,357	3,110,645
Commercial and industrial	251,043	248,911	251,043	248,911
Total	3,394,400	3,359,556	3,394,400	3,359,556

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our Natural Gas Distribution business segment reported operating income of $22 million for the three months ended September 30, 2016 compared to $11 million for the three months ended September 30, 2015.

Operating income increased $11 million as a result of the following key factors:

•	rate increases of $8 million;

•	rate stabilization of $7 million, reflecting adjustments from decoupling in Minnesota and Arkansas;

•	lower bad debt expense of $3 million;

•	lower sales and use tax of $3 million; and

•	customer growth of $1 million from the addition of approximately 35,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization of $6 million, primarily due to ongoing additions to plant in service; and

•	increased labor and benefits expense of $5 million.

Increased expense related to energy efficiency programs of $1 million and increased expense related to gross receipt taxes of $2 million were offset by corresponding related revenues.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our Natural Gas Distribution business segment reported operating income of $202 million for the nine months ended September 30, 2016 compared to $176 million for the nine months ended September 30, 2015.

Operating income increased $26 million as a result of the following key factors:

•	rate increases of $34 million;

•	rate stabilization of $11 million, reflecting adjustments from decoupling in Minnesota and Arkansas; and

•	customer growth of $3 million from the addition of approximately 35,000 new customers.

These increases were partially offset by the following:

•	higher depreciation and amortization of $15 million, primarily due to ongoing additions to plant in service; and

•	increased labor and benefits expense of $9 million.

Increased expense related to energy efficiency programs of $1 million and decreased expense related to gross receipt taxes of $6 million were offset by corresponding related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except throughput and customer data)
Revenues	$614	$452	$1,450	$1,510
Expenses:
Natural gas	591	433	1,389	1,445
Operation and maintenance	16	11	43	32
Depreciation and amortization	1	1	5	3
Taxes other than income taxes	1	—	2	1
Total expenses	609	445	1,439	1,481
Operating Income	$5	$7	$11	$29

Mark-to-market gain (loss)	$(2)	$5	$(18)	$3

Throughput (in Bcf)	200	138	570	459

Number of customers at end of period	31,669	18,052	31,669	18,052

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Our Energy Services business segment reported operating income of $5 million for the three months ended September 30, 2016 compared to $7 million for the three months ended September 30, 2015.  The decrease in operating income of $2 million was primarily due to a $7 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins.  The third quarter of 2016 included a $2 million mark-to-market charge compared to a $5 million mark-to-market benefit for the same period of 2015. Throughput and number of customers increased substantially for the three months ended September 30, 2016 due to the Continuum acquisition compared to the same period of 2015. Similarly, the increase in operating income for the third quarter of 2016 compared to the same period of 2015 is attributable in part to the acquisition and includes $1 million of operation and maintenance expenses and $1 million of amortization expenses specifically related to the acquisition and integration of Continuum.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Our Energy Services business segment reported operating income of $11 million for the nine months ended September 30, 2016 compared to $29 million for the nine months ended September 30, 2015.  The decrease in operating income of $18 million was primarily due to a $21 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The first three quarters of 2016 included an $18 million mark-to-market charge compared to a $3 million mark-to-market benefit for the same period of 2015. Throughput and number of customers increased substantially for the nine months ended September 30, 2016 due to the Continuum acquisition compared to the same period of 2015. Similarly, the increase in operating income for the first three quarters of 2016 compared to the same period of 2015 is attributable in part to the acquisition and includes $3 million of operation and maintenance expenses and $2 million of amortization expenses specifically related to the acquisition and integration of Continuum. Operating income has also improved for the nine months ended September 30, 2016 compared to the same period of 2015 due to increases in commercial retail margins in existing markets where Energy Services’ business presence has expanded relative to the acquisition.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2015 Form 10-K.

The following table provides pre-tax equity income (loss) of our Midstream Investments business segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Enable (1)	$73	$(794)	$164	$(699)

(1)
These amounts include our share of Enable’s impairment of goodwill and long-lived assets and the impairment of our equity method investment in Enable totaling $862 million during the three and nine months ended September 30, 2015 (see Note 7). This impairment is partially offset by $68 million and $163 million of earnings for the three and nine months ended September 30, 2015, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2016 include approximately $116 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions on our investment in common and subordinated units from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2016. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Prior to the distribution of CenterPoint Energy’s ownership in RRI to its shareholders, we had guaranteed certain contractual obligations of what became RRI’s trading subsidiary.  When the companies separated, RRI agreed to secure us against obligations under the guarantees RRI had been unable to extinguish by the time of separation.  Pursuant to such agreement, as amended in December 2007, RRI (now GenOn) agreed to provide to us cash or letters of credit as security against our obligations under our remaining guarantees for demand charges under certain gas transportation agreements if and to the extent changes in market conditions expose us to a risk of loss on those guarantees based on an annual calculation, with any required collateral to be posted each December.  The undiscounted maximum potential payout of the demand charges under these transportation contracts, which will be in effect until 2018, was approximately $15 million as of September 30, 2016. Based on market conditions in the fourth quarter of 2016 at the time the most recent annual calculation was made under the agreement, GenOn was not obligated to post any security. If GenOn should fail to perform the contractual obligations, we could have to honor our guarantee and, in such event, any collateral provided as security may be insufficient to satisfy our obligations.

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

Oklahoma PBRC and Energy Efficiency Rate. In March 2016, NGD made a PBRC filing for the 2015 calendar year. In July 2016, the OCC approved a settlement agreement for no change in rates and a new ROE of 10% to be implemented with the 2017 filing for the 2016 test year. The capital structure was also modified to 54.96% common equity, 0.04% preferred equity and 45% debt. In March 2016, NGD also made an Energy Efficiency filing to recover $2.4 million in estimated expenses for energy efficiency programs approved by the OCC, plus a utility incentive earned for the 2016 program year with adjustments for any over- or under-recovery from prior periods.

Arkansas Rate Case. In November 2015, NGD filed a general rate case with the APSC requesting an annual increase of $35.6 million along with approval of the new Formula Rate Plan Tariff.  The APSC order was issued in September 2016 authorizing a $14.2 million rate adjustment based on an ROE of 9.50% and approving the Formula Rate Plan Tariff. New rates were implemented in September 2016.

Arkansas EECR. In August 2016, NGD made an amended EECR filing with the APSC to recover $11.0 million for the 2017 program year. The purpose of the EECR is to recover NGD’s estimated expenses and lost contributions to fixed cost for the energy efficiency programs approved by the APSC and administered either jointly or individually by NGD, plus a utility incentive earned for 2015, with adjustments for any over- or under-recovery from the prior period. New rates will go into effect January 1, 2017 pending APSC approval.

Louisiana RSP. NGD made its 2016 Louisiana RSP filings with the LPSC in September 2016. The North Louisiana Rider RSP shows a revenue deficiency of $1.7 million and the South Louisiana Rider RSP filing shows a revenue surplus of $0.4 million. Both 2016 Louisiana RSP filings utilized the capital structure and ROE factors approved by the LPSC in September 2015, which set an authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity. NGD will begin billing in December 2016, subject to a refund.

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

Minnesota Rate Case. In August 2015, NGD filed a general rate case with the MPUC requesting an annual increase of $54.1 million.  In September 2015, the MPUC approved an interim increase of $47.8 million in revenues effective October 2, 2015, subject to a refund. The MPUC order was issued in June 2016 authorizing a $27.5 million rate adjustment based on an ROE of 9.49%. In June 2016, NGD filed a request for reconsideration. The MPUC denied the request for reconsideration in August 2016 and in September 2016, NGD made its required compliance filing. NGD will implement final rates and the interim rate refund in December 2016.

Minnesota CIP.  In May 2016, NGD filed a CIP request with the MPUC, seeking a $12.7 million financial incentive based on 2015 program performance.  In September 2016, the MPUC issued its order approving the request.

Minnesota CIP Financial Incentive Mechanism. In September 2015, the MPUC requested comments on proposed changes to the CIP financial incentive mechanism. Parties filed comments in January, February and April 2016. In August 2016, the MPUC adopted a declining schedule of incentives over the 2017–2019 period. The incentive will be based on a percentage of net benefits of 13.5% in 2017, 12% in 2018, and 10% in 2019 and a cap based on a percentage of expenditures of 40% in 2017, 35% in 2018, and 30% in 2019. In August 2016, Xcel Energy filed a request for reconsideration. In October 2016, the MPUC issued an order denying Xcel Energy’s request for reconsideration.

Minnesota Decoupling. On September 1, 2016, NGD filed its Decoupling Report and rate adjustment with the MPUC. The filing implements a $24.6 million decoupling adjustment reflecting revenue under recovery during the July 1, 2015 through June 30, 2016 period. The adjustment was effective September 1, 2016, subject to subsequent review and approval. Initial comments on the Decoupling Report are due November 1, 2016.

Mississippi RRA.  In July 2016, NGD filed an amended request with the MPSC for a $3.3 million RRA with an adjusted ROE of 9.47%.  After MPSC staff review and adjustments, a settlement was reached providing for a $2.7 million RRA, with an allowed ROE of 9.47%. The settlement was approved by the MPSC, and rates were implemented in October 2016.

Mississippi EECR. In July 2016, the MPSC approved NGD’s 2016 EECR filing for $0.9 million, which includes energy efficiency program costs and lost contribution to fixed costs.  Rates were implemented in July 2016.

PHMSA Regulatory Proposals. Recent regulatory proposals from the U.S. Department of Transportation’s PHMSA would expand the scope of its safety, reporting, and recordkeeping requirements for both natural gas and hazardous liquids (including oil and NGLs) pipelines. These proposals, if finalized, would impose additional costs on us and Enable.

In March 2016, PHMSA issued a notice of proposed rulemaking detailing proposed revisions to the safety standards applicable to natural gas transmission and gathering pipelines. The proposed rules would add requirements for pipelines already subject to integrity management requirements, including material verification procedures, repair criteria for pipelines in high consequence areas and requirements for monitoring gas quality and managing corrosion. For pipelines not already subject to integrity management requirements, the proposed rules include a new moderate consequence area definition, require gas quality monitoring and corrosion management, establish repair criteria and require verification of certain pipeline parameters. The proposed rules would also expand the scope of gas gathering lines subject to PHMSA regulation—including imposing minimum safety standards on certain larger, currently exempt, gathering lines—while subjecting all gathering-line operators to recordkeeping and annual reporting requirements from which they are currently exempt. Other proposed changes, such as the modification to the definition of a transmission line, some record-keeping requirements, and some material verification obligations also may impact distribution pipelines despite PHMSA’s insistence that is not its intent. PHMSA is currently reviewing thousands of public comments submitted in July 2016.

PHMSA also issued a similar notice of proposed rulemaking for hazardous liquid pipelines in October 2015. Both of these notices of proposed rulemaking would require inspections of pipeline areas affected by severe weather, natural disasters or similar events. In addition, the proposed hazardous liquid rule would extend PHMSA reporting requirements to all gathering lines, require pipeline inspections in areas affected by extreme weather or natural disasters, require use of leak detection systems on all hazardous liquid pipelines, modify applicable repair criteria and set a timeline for pipelines subject to integrity management requirements to be capable of accommodating inline inspection tools. PHMSA expects the final rule for hazardous liquid pipelines to be issued before the end of 2016.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes and to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit. As of October 21, 2016, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at October 21, 2016		Termination Date
	(in millions)
March 3, 2016	$600	$379	(1)	March 3, 2021
(1) Represents outstanding commercial paper of $375 million and outstanding letters of credit of $4 million.
CERC Corp.’s $600 million revolving credit facility, which is scheduled to terminate on March 3, 2021, can be drawn at LIBOR plus 1.25% based on CERC Corp.’s current credit ratings. The revolving credit facility contains a financial covenant which limits our consolidated debt to an amount not to exceed 65% of our consolidated capitalization. As of September 30, 2016, our debt to capital ratio, as defined in its credit facility agreement, was 34.7%.

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

Temporary Investments

As of October 21, 2016, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 21, 2016, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of October 21, 2016, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa2	Stable	A-	Developing	BBB	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings from Moody’s or S&P could increase borrowing costs under our $600 million revolving credit facility. If our credit ratings had been downgraded one notch by Moody’s and/or S&P from the ratings that existed at September 30, 2016, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

We and our subsidiaries purchase natural gas from one of our suppliers under supply agreements that contain an aggregate credit threshold of $140 million based on CERC Corp.’s S&P senior unsecured long-term debt rating of A-. Under these agreements, we may need to provide collateral if the aggregate threshold is exceeded or if the credit threshold is decreased due to a credit rating downgrade.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the central and eastern United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. As of September 30, 2016, the amount posted as collateral aggregated approximately $23 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2016, unsecured credit limits extended to CES by counterparties aggregated $337 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $163 million as of September 30, 2016. The amount of collateral will depend on seasonal variations in transportation levels.

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

In February 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code, and CenterPoint Energy continues to evaluate its alternatives, including retaining our investment. There can be no assurances that these evaluations will result in any specific action, and we do not intend to disclose further developments on these initiatives unless and until CenterPoint Energy’s board of directors approves a specific action or as otherwise required.

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

Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates (referred to as “available cash”) within 60 days after the end of each quarter. On November 1, 2016, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended September 30, 2016. Accordingly, we expect to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2016 to be made with respect to our limited partner interest in Enable for the third quarter of 2016.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2015 Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2016 and 2015 was 4.51 and 4.04, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Date: November 4, 2016

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