Form 10-Q
period 2017-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2017-05-05
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

As of April 21, 2017, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMAs	Asset Management Agreements
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets previously owned by Continuum Energy Services, LLC

EECR	Energy Efficiency Cost Recovery
Enable	Enable Midstream Partners, LP
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission

GLOSSARY (cont.)
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
VIE	Variable interest entity
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•
state and federal legislative and regulatory actions or developments affecting various aspects of our businesses (including the businesses of Enable), including, among others, energy deregulation or re-regulation, pipeline integrity and safety and changes in regulation and legislation pertaining to trade, health care, finance and actions regarding the rates charged by our regulated businesses;

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

•
our or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us or Enable;

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

•	the outcome of litigation;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.
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

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Utility revenues	$907	$888
Non-utility revenues	1,186	432
Total	2,093	1,320

Expenses:
Utility natural gas	450	438
Non-utility natural gas	1,129	414
Operation and maintenance	220	200
Depreciation and amortization	66	60
Taxes other than income taxes	34	42
Total	1,899	1,154
Operating Income	194	166

Other Income (Expense):
Interest and other finance charges	(29)	(33)
Equity in earnings of unconsolidated affiliate, net	72	60
Total	43	27
Income Before Income Taxes	237	193
Income tax expense	90	73
Net Income	$147	$120

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$147	$120
Comprehensive income	$147	$120

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$2	$1
Accounts receivable, less bad debt reserve of $19 and $14, respectively	616	512
Accrued unbilled revenues	137	229
Accounts and notes receivable–affiliated companies	6	5
Materials and supplies	48	47
Natural gas inventory	138	131
Non-trading derivative assets	64	51
Prepaid expenses and other current assets	102	81
Total current assets	1,113	1,057

Property, Plant and Equipment:
Property, plant and equipment	6,434	6,351
Less: accumulated depreciation and amortization	1,823	1,782
Property, plant and equipment, net	4,611	4,569

Other Assets:
Goodwill	867	862
Non-trading derivative assets	46	19
Investment in unconsolidated affiliate	2,502	2,505
Other	218	206
Total other assets	3,633	3,592

Total Assets	$9,357	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2017	December 31, 2016
Current Liabilities:
Short-term borrowings	$—	$35
Current portion of long-term debt	250	250
Accounts payable	429	471
Accounts and notes payable–affiliated companies	88	40
Taxes accrued	71	73
Interest accrued	31	33
Customer deposits	80	80
Non-trading derivative liabilities	28	41
Other	82	124
Total current liabilities	1,059	1,147

Other Liabilities:
Deferred income taxes, net	2,014	1,925
Non-trading derivative liabilities	8	5
Benefit obligations	104	104
Regulatory liabilities	788	769
Other	227	221
Total other liabilities	3,141	3,024

Long-Term Debt	2,157	2,125

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,528	2,489
Retained earnings	469	430
Accumulated other comprehensive income	3	3
Total stockholder’s equity	3,000	2,922

Total Liabilities and Stockholder’s Equity	$9,357	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$147	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	60
Amortization of deferred financing costs	2	2
Deferred income taxes	88	71
Write-down of natural gas inventory	—	1
Equity in earnings of unconsolidated affiliate, net of distributions	(72)	(60)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	94	37
Accounts receivable/payable–affiliated companies	(5)	(6)
Inventory	70	108
Accounts payable	(148)	(65)
Fuel cost recovery	(6)	(3)
Interest and taxes accrued	(4)	3
Non-trading derivatives, net	(32)	8
Margin deposits, net	(46)	27
Other current assets	4	(3)
Other current liabilities	(11)	(2)
Other assets	13	5
Other liabilities	18	8
Other, net	2	2
Net cash provided by operating activities	180	313
Cash Flows from Investing Activities:
Capital expenditures	(98)	(98)
Distribution from unconsolidated affiliate in excess of cumulative earnings	74	74
Increase in notes receivable–affiliated companies	—	(24)
Decrease in notes receivable–unconsolidated affiliate	—	363
Acquisitions, net of cash acquired	(132)	—
Net cash provided by (used in) investing activities	(156)	315
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(35)	(40)
Proceeds from (payments of) commercial paper, net	30	(219)
Dividends to parent	(108)	(363)
Debt issuance costs	—	(1)
Increase in notes payable–affiliated companies	52	—
Contribution from parent	38	—
Other, net	—	(1)
Net cash used in financing activities	(23)	(624)
Net Increase in Cash and Cash Equivalents	1	4
Cash and Cash Equivalents at Beginning of Period	1	—
Cash and Cash Equivalents at End of Period	$2	$4
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$29	$28
Non-cash transactions:
Accounts payable related to capital expenditures	$28	$28

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CERC. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2016 Form 10-K.

Background. CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy, a public utility holding company. CERC Corp.’s operating subsidiaries own and operate natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and own interests in Enable as described in Note 7. CERC Corp.’s operating subsidiaries include:

•	NGD, which owns and operates natural gas distribution systems in six states; and

•
CES, which obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in 33 states.

As of March 31, 2017, CERC Corp. also owned approximately 54.1% of the common and subordinated units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

(2) New Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. ASU 2016-01 also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As of the first reporting period in which the guidance is adopted, a cumulative-effect adjustment to beginning retained earnings will be made, with two features that will be adopted prospectively. CERC does not believe this standard will have a material impact on its financial position, results of operations, cash flows and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CERC adopted this standard as of January 1, 2017. The adoption did not have a material impact on CERC’s financial position or results of operations.  However, CERC’s statement of cash flows reflects a decrease in financing activity and a corresponding increase in operating activity of $1 million as of both March 31, 2017 and March 31, 2016 due to the retrospective application of the requirement that cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations should be presented as a financing rather than as an operating activity.

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. CERC is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of CERC’s revenues are tariff and derivative based, which we do not anticipate will be significantly impacted by these ASUs. CERC expects to adopt these ASUs on January 1, 2018 and is evaluating the method of adoption.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05). ASU 2017-05 clarifies when and how to apply ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets, which was issued as part of ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2017-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies can elect a retrospective or modified retrospective approach to adoption. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on CERC’s consolidated financial position, results of operations or cash flows upon adoption.

(3) Acquisition

On January 3, 2017, CES, a wholly-owned subsidiary of CERC, closed the previously announced agreement to acquire AEM. After working capital adjustments, the final purchase price was $147 million and was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

The following table summarizes the final purchase price allocation and the fair value amounts recognized for the assets acquired and liabilities assumed related to the acquisition:

(in millions)
Total purchase price consideration	$147
Cash	$15
Receivables	140
Natural gas inventory	78
Derivative assets	35
Prepaid expenses and other current assets	5
Property and equipment	8
Identifiable intangibles	25
Total assets acquired	306
Accounts payable	113
Derivative liabilities	43
Other current liabilities	7
Other liabilities	1
Total liabilities assumed	164
Identifiable net assets acquired	142
Goodwill	5
Net assets acquired	$147

The goodwill of $5 million resulting from the acquisition reflects the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of the complementary operational and geographic footprints, scale and expanded capabilities provided by the acquisition.

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

The estimated fair value of the identifiable intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimate Fair Value	Estimate Useful Life
	(in millions)	(in years)
Customer relationships	$25	15

Amortization expense related to the above identifiable intangible assets was less than $1 million for the three months ended March 31, 2017.

Revenues of approximately $359 million and operating income of approximately $17 million attributable to the acquisition are included in CERC’s Condensed Statements of Consolidated Income for the three months ended March 31, 2017.

The following unaudited pro forma financial information reflects the consolidated results of operations of CERC, assuming the AEM acquisition had taken place on January 1, 2016. Adjustments to pro forma net income include intercompany sales, amortization of intangible assets, depreciation of fixed assets, interest expense associated with debt financing to fund the acquisition, and related income tax effects. The pro forma information does not include the mark-to-market impact of financial instruments designated as cash flow hedges of anticipated purchases and sales at index prices. The effective portion of these hedges are excluded from earnings and reported as changes in Other Comprehensive Income. Additionally, the pro forma information does not include the mark-to-market impact of physical forward transactions that were previously accounted for as normal purchase and sale transactions.

The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved had the acquisition taken place on the dates indicated or the future consolidated results of operations of the combined company.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating Revenue	$2,093	$1,580
Net Income	147	119

(4) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following component relating to postretirement benefits:

	Three Months Ended
	March 31,
	2017	2016
	(in millions)
Interest cost on accumulated benefit obligation	$1	$1
Net periodic cost	$1	$1

CERC expects to contribute approximately $5 million to its postretirement benefit plan in 2017, of which approximately $2 million was contributed during the three months ended March 31, 2017.

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

(a) Non-Trading Activities

Derivative Instruments. CERC enters into certain derivative instruments to mitigate the effects of commodity price movements. Certain financial instruments used to hedge portions of the natural gas inventory of the Energy Services business segment are designated as fair value hedges for accounting purposes. All other financial instruments do not qualify or are not designated as cash flow or fair value hedges.

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

CERC has entered into heating-degree day swaps in the past for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the winter heating season. However, NGD did not enter into heating-degree day swaps for the 2015–2016 or 2016–2017 winter seasons.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of March 31, 2017 and December 31, 2016, while the last table provides a breakdown of the related income statement impacts for the three months ended March 31, 2017 and 2016.

Fair Value of Derivative Instruments
	March 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$1	$5

Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	78	15
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	46	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	33	58
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	10	28
Total		$168	$106

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,905 Bcf or a net 114 Bcf long position.  Of the net long position, basis swaps constitute a net 186 Bcf long position.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $74 million asset as shown on CERC’s

Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $12 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$112	$(48)	$64
Other Assets: Non-trading derivative assets	56	(10)	46
Current Liabilities: Non-trading derivative liabilities	(78)	50	(28)
Other Liabilities: Non-trading derivative liabilities	(28)	20	(8)
Total	$62	$12	$74

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
	December 31, 2016
Derivatives not designated as hedging instruments	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$79	$14
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	24	5
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	2	43
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	—	5
Total (4)		$105	$67

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

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

(4)	No derivatives were designated as fair value hedges as of December 31, 2016.

Offsetting of Natural Gas Derivative Assets and Liabilities
	December 31, 2016
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$81	$(30)	$51
Other Assets: Non-trading derivative assets	24	(5)	19
Current Liabilities: Non-trading derivative liabilities	(57)	16	(41)
Other Liabilities: Non-trading derivative liabilities	(10)	5	(5)
Total	$38	$(14)	$24

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Hedge ineffectiveness is recorded as a component of natural gas expense and primarily results from differences in the location of the derivative instrument and the hedged item. Basis ineffectiveness arises from natural gas market price differences between the locations of the hedged inventory and the delivery location specified in the hedge instruments. The impact of natural gas derivatives designated as fair value hedges, the related hedged item, and natural gas derivatives not designated as hedging instruments are presented in the table below.

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
	Income Statement Location	2017	2016
		(in millions)
Derivatives designated as fair value hedges:
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$3	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(4)	—
Total increase in Expenses: Natural Gas (1)		$(1)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$96	$20
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(67)	(11)
Total - derivatives not designated as hedging instruments		$29	$9

(1)
Hedge ineffectiveness results from the basis ineffectiveness discussed above, and excludes the impact to natural gas expense from timing ineffectiveness.  Timing ineffectiveness arises due to changes in the difference between the spot price and the futures price, as well as the difference between the timing of the settlement of the futures and the valuation of the underlying physical commodity.  As the commodity contract nears the settlement date, spot-to-forward price differences should converge, which should reduce or eliminate the impact of this ineffectiveness on natural gas expense.

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions.  These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded.  The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of March 31, 2017 and

December 31, 2016 was $2 million and $1 million, respectively.  CERC posted no assets as collateral towards derivative instruments that contain credit risk contingent features as of either March 31, 2017 or December 31, 2016.  If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of March 31, 2017 and December 31, 2016, $1 million and $-0-, respectively, of additional assets would be required to be posted as collateral.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are exchange-traded derivatives and equity securities, as well as natural gas inventory that has been designated as the hedged item in a fair value hedge.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. As of March 31, 2017, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.90 to $6.05 per MMBtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (all zero volatility options as of March 31, 2017) as an unobservable input.  CERC’s Level 3 physical forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2017, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2017
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives (3)	—	129	39	(58)	110
Hedged portion of natural gas inventory	86	—	—	—	86
Total assets	$99	$129	$39	$(58)	$209
Liabilities
Natural gas derivatives (3)	$—	$94	$12	$(70)	$36
Total liabilities	$—	$94	$12	$(70)	$36

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $12 million posted with the same counterparties.

(2)	Amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2016
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives (3)	11	74	20	(35)	70
Total assets	$24	$74	$20	$(35)	$83
Liabilities
Natural gas derivatives (3)	$4	$56	$7	$(21)	$46
Total liabilities	$4	$56	$7	$(21)	$46

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $14 million held by CES from the same counterparties.

(2)	Amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, Net
	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$13	$12
Purchases (1)	—	—
Total gains	16	4
Total settlements	(4)	(5)
Transfers into Level 3	1	5
Transfers out of Level 3	1	(1)
Ending balance (2)	$27	$15
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$15	$8

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM was less than $1 million at the acquisition date.

(2)	CERC did not have significant Level 3 sales during either of the three months ended March 31, 2017 or 2016.

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

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,407	$2,594	$2,375	$2,551

(7) Unconsolidated Affiliate

CERC has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CERC’s maximum exposure to loss related to Enable, a VIE in which CERC is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheets as of March 31, 2017 and outstanding current accounts receivable from Enable.

Transactions with Enable:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Reimbursement of transition services (1)	$2	$3
Natural gas expenses, including transportation and storage costs	33	33
Interest income related to notes receivable from Enable	—	1

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	March 31, 2017	December 31, 2016
	(in millions)
Accounts receivable for amounts billed for transition services	$2	$1
Accounts payable for natural gas purchases from Enable	11	10

Limited Partner Interest in Enable:

March 31, 2017
CERC	54.1%
OGE	25.7%

In November 2016, Enable completed a public offering of 11,500,000 common units of which 1,424,281 were sold by ArcLight Capital Partners, LLC. The common units issued and sold by Enable resulted in dilution of both CERC’s and OGE’s limited partner interest in Enable.

Enable Common and Subordinated Units Held:

	March 31, 2017
	Common	Subordinated
CERC	94,151,707	139,704,916
OGE	42,832,291	68,150,514

Sales of more than 5% of the aggregate of the common units and subordinated units CERC owns in Enable or sales by OGE of more than 5% of the aggregate of the common units and subordinated units it owns in Enable are subject to mutual rights of first offer and first refusal.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CERC’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CERC is not permitted to dispose of less than all of its interest in Enable’s general partner.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating revenues	$666	$509
Cost of sales, excluding depreciation and amortization	308	195
Operating income	140	103
Net income attributable to Enable	111	86

Reconciliation of Equity in Earnings, net:
CERC’s interest	$60	$48
Basis difference amortization (1)	12	12
CERC’s equity in earnings, net	$72	$60

(1)
Equity in earnings of unconsolidated affiliates includes CERC’s share of Enable’s earnings adjusted for the amortization of the basis difference of CERC’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Current assets	$375	$396
Non-current assets	10,786	10,816
Current liabilities	279	362
Non-current liabilities	3,111	3,056
Non-controlling interest	12	12
Preferred equity	362	362
Enable partners’ equity	7,397	7,420

Reconciliation of Equity Method Investment in Enable:
CERC’s ownership interest in Enable partners’ capital	$4,053	$4,067
CERC’s basis difference	(1,551)	(1,562)
CERC’s equity method investment in Enable	$2,502	$2,505

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Enable	$74	$74
As of March 31, 2017, CERC Corp. and OGE also own 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(8) Goodwill

Goodwill by reportable business segment as of December 31, 2016 and changes in the carrying amount of goodwill as of March 31, 2017 are as follows:

	December 31, 2016		AEM Acquisition (1)	March 31, 2017
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	105	(2)	5	110	(2)
Other Operations	11		—	11
Total	$862		$5	$867

(1)	See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

(9) Related Party Transactions
CERC participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had borrowings from the money pool of $52 million and $-0- as of March 31, 2017 and December 31, 2016, respectively, which are included in accounts and notes receivable–affiliated companies in the Condensed Consolidated Balance Sheets. Affiliate related net interest income (expense) was not material for either the three months ended March 31, 2017 or 2016.

CenterPoint Energy provides some corporate services to CERC. The costs of services have been charged directly to CERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. Houston Electric provides a number of services to CERC. These services are billed at actual cost, either directly or as an allocation, and include fleet services, shop services, geographic services, surveying and right-of-way services, radio communications, data circuit management and field operations. Additionally, CERC provides certain services to Houston Electric. These services are billed at actual cost, either directly or as an allocation and include line locating and other miscellaneous services. These charges are not necessarily indicative of what would have been incurred had CERC not been an affiliate of CenterPoint Energy. Amounts charged to and by CERC for these services were as follows and are included primarily in operation and maintenance expenses:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Corporate service charges	$31	$30
Charges from Houston Electric for services provided	3	4
Billings to Houston Electric for services provided	(2)	(1)

See Note 7 for related party transactions with Enable.

(10) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD currently has AMAs associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2020. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $-0- and $35 million as of March 31, 2017 and December 31, 2016, respectively.

(b)	Long-term Debt

Revolving Credit Facility.  As of March 31, 2017 and December 31, 2016, CERC had the following revolving credit facility and utilization of such facility:

	March 31, 2017				December 31, 2016
Size of Facility	Loans	Letters of Credit	Commercial Paper		Loans	Letters of Credit	Commercial Paper
	(in millions)
$600	$—	$—	$599	(1)	$—	$4	$569	(1)

(1)	Weighted average interest rate was approximately 1.27% and 1.03% as of March 31, 2017 and December 31, 2016, respectively.

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt to Capital Ratio	Debt to Capital Ratio as of March 31, 2017	Termination Date
	(in millions)
March 3, 2016	$600	1.25%	65%	35.8%	March 3, 2021

(1)	Based on current credit ratings.

CERC Corp. was in compliance with all financial debt covenants as of March 31, 2017.

(11) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2017, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining nine months of 2017	$298
2018	490
2019	334
2020	169
2021	78
2022 and beyond	87

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

GenOn has publicly disclosed that it may be unable to continue as a going concern and is exploring various options, including negotiations with creditors and lessors, refinancing, potential sale of assets, as well as the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CERC, CenterPoint Energy or Houston Electric could incur liability and be responsible for satisfying the liability.

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2017, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $5 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

In addition to the Minnesota sites, the Environmental Protection Agency and other regulators have investigated MGP sites that were owned or operated by CERC or may have been owned by one of its former affiliates. CERC does not expect the ultimate outcome of these matters to have a material adverse effect on the financial condition, results of operations or cash flows of CERC.

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

(12) Income Taxes

The effective tax rate reported for both the three months ended March 31, 2017 and 2016 was 38%.

CERC reported no uncertain tax liability as of March 31, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. Tax years through 2014 have been audited and settled with the IRS. For the 2015-2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(13) Reportable Business Segments

CERC’s determination of reportable business segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. CERC uses operating income as the measure of profit or loss for its business segments other than Midstream Investments, where it uses equity in earnings of unconsolidated affiliates.

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

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2017
	(in millions)
Natural Gas Distribution	$907	$9	$164	$5,975
Energy Services	1,185	11	35	1,326
Midstream Investments (1)	—	—	—	2,502
Other Operations	1	—	(5)	75
Reconciling Eliminations	—	(20)	—	(521)
Consolidated	$2,093	$—	$194	$9,357

	For the Three Months Ended March 31, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income	Total Assets as of December 31, 2016
	(in millions)
Natural Gas Distribution	$888	$7	$160	$6,099
Energy Services	432	7	6	1,102
Midstream Investments (1)	—	—	—	2,505
Other Operations	—	—	—	75
Reconciling Eliminations	—	(14)	—	(563)
Consolidated	$1,320	$—	$166	$9,218

(1)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Enable	$72	$60

(14) Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were $21 million and less than $1 million, respectively, of margin deposits and $39 million and $40 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 were $6 million and $10 million, respectively, of over-recovered gas cost.

(15) Subsequent Events

On May 2, 2017, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended March 31, 2017. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2017 to be made with respect to CERC Corp.’s investment in common and subordinated units of Enable for the first quarter of 2017.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2017 and the three months ended March 31, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

AEM Acquisition. In January 2017, CES closed the previously announced agreement to acquire AEM. For more information regarding this acquisition, see Note 3 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2017 and 2016, followed by a discussion of our consolidated results of operations.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues	$2,093	$1,320
Expenses:
Natural gas	1,579	852
Operation and maintenance	220	200
Depreciation and amortization	66	60
Taxes other than income taxes	34	42
Total	1,899	1,154
Operating Income	194	166
Interest and other finance charges	(29)	(33)
Equity in earnings of unconsolidated affiliate, net	72	60
Income Before Income Taxes	237	193
Income tax expense	90	73
Net Income	$147	$120

Three months ended March 31, 2017 compared to three months ended March 31, 2016

We reported net income of $147 million for the three months ended March 31, 2017 compared to net income of $120 million for the same period in 2016.

The increase in net income of $27 million was due to the following key factors:

•	a $28 million increase in operating income discussed below by segment;

•	a $12 million increase in equity earnings from our investment in Enable, discussed further in Note 7 to our Interim Condensed Financial Statements; and

•	a $4 million decrease in interest expense due to lower weighted average interest rates on outstanding debt.

These increases in net income were partially offset by a $17 million increase in income tax expense due to higher net income.

Income Tax Expense

Our effective tax rate reported for both the three months ended March 31, 2017 and 2016 was 38%.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income for each of our business segments for the three months ended March 31, 2017 and 2016, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Natural Gas Distribution	$164	$160
Energy Services	35	6
Other Operations	(5)	—
Total Consolidated Operating Income	$194	$166

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides summary data of our Natural Gas Distribution business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues	$916	$895
Expenses:
Natural gas	461	445
Operation and maintenance	193	189
Depreciation and amortization	63	59
Taxes other than income taxes	35	42
Total expenses	752	735
Operating Income	$164	$160
Throughput (in Bcf):
Residential	62	73
Commercial and industrial	82	86
Total Throughput	144	159
Number of customers at end of period:
Residential	3,190,678	3,163,094
Commercial and industrial	255,869	254,781
Total	3,446,547	3,417,875

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our Natural Gas Distribution business segment reported operating income of $164 million for the three months ended March 31, 2017 compared to $160 million for the three months ended March 31, 2016.

Operating income increased $4 million as a result of the following key factors:

•	rate increases of $13 million, primarily from the Texas GRIP filing of $5 million and the Arkansas rate case filing of $6 million;

•	Minnesota property tax refund of $9 million; and

•	customer growth of $2 million from the addition of over 28,000 new customers.

These increases were partially offset by the following:

•	lower usage of $15 million primarily due to milder weather effects, partially mitigated by weather normalization adjustments and weather-related decoupling; and

•	higher depreciation and amortization expense of $4 million primarily due to ongoing additions to plant in service.

Increased expense related to energy efficiency programs of $4 million and gross receipts taxes of $2 million were offset by a corresponding increase in the related revenues. Decreased expense related to rate case amortization of $1 million was offset by a corresponding decrease in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides summary data of our Energy Services business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions, except throughput and customer data)
Revenues	$1,196	$439
Expenses:
Natural gas	1,137	421
Operation and maintenance	21	10
Depreciation and amortization	3	1
Taxes other than income taxes	—	1
Total expenses	1,161	433
Operating Income	$35	$6

Timing impacts related to mark-to-market gain (loss) (1)	$15	$(9)

Throughput (in Bcf)	319	171

Number of customers at end of period (2)	31,227	18,073

(1)	Includes the change in unrealized mark-to-market value during the quarter and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)	Does not include approximately 59,100 natural gas customers as of March 31, 2017 that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Our Energy Services business segment reported operating income of $35 million for the three months ended March 31, 2017 compared to $6 million for the three months ended March 31, 2016. The increase in operating income of $29 million was primarily due to a $24 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining increase in operating income quarter over quarter was primarily due to increased throughput and number of customers related to the acquisitions of both AEM and Continuum within the past 12 months. Operating income in the first quarter of 2017 included $1 million of expenses related to the acquisition and integration of AEM.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Enable	$72	$60
CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2016 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2017 include approximately $453 million of capital expenditures.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions on our investment in common and subordinated units from Enable will be sufficient to meet our anticipated cash needs for the remaining nine months of 2017. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Rate Change Applications

We are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. We are periodically involved in proceedings to adjust our capital tracking mechanisms in Texas (GRIP), our cost of service adjustments in Arkansas, Louisiana, Mississippi, and Oklahoma (FRP, RSP, RRA and PBRC), our decoupling mechanism in Minnesota, and our energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR). The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1)	Filing Date	Effective Date	Approval Date	Additional Information
	(in millions)
South Texas and Beaumont/East Texas (Railroad Commission)
GRIP	$7.6	March 2017	July 2017	TBD	Based on net change in invested capital of $46.5 million.
Houston and Texas Coast (Railroad Commission) (2)
Rate Case	31.0	November 2016	TBD	TBD
A unanimous settlement agreement was filed in April 2017 reflecting an annual increase of $16.5 million and establishing parameters for future GRIP filings, including a 9.6% ROE on a 55.15% equity ratio. The judge’s proposed decision on the settlement is expected in early May 2017 with a Final Order from the Railroad Commission expected later in the month.

Arkansas (APSC)
BDA	3.9	March 2017	June 2017	TBD	For the evaluation period between January 2016 and August 2016.
FRP	9.3	April 2017	October 2017	TBD	Based on ROE of 9.5% as approved in the last rate case.
Minnesota (MPUC)
Decoupling	26.2	September 2016	February 2017	March 2017	Reflects revenue under recovery for the period July 1, 2015 through June 30, 2016, adjusted for final rates from the 2015 rate case. $24.6 million was recognized in 2016.
Louisiana (LPSC)
RSP	1.0	September 2016	December 2016	April 2017	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
Oklahoma (OCC)
EECR (3)	0.4	March 2017	TBD	TBD	Recovers $2.6 million, including an incentive of $0.4 million based on 2016 program performance.
PBRC	2.2	March 2017	TBD	TBD	Based on ROE of 10%.

(1)	Represents proposed increases when effective date and/or approval date is not yet available. Approved rates could differ materially.

(2)	In addition to requesting the change in rates, NGD proposed consolidation of the Houston and Texas Coast divisions into a Texas Gulf division.

(3)	Amounts are recorded when approved.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes, including to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit. As of April 21, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at April 21, 2017		Termination Date
(in millions)
March 3, 2016	$600	$452	(1)	March 3, 2021
(1) Represents outstanding commercial paper.
For further details related to our revolving credit facility, please see Note 10 to our Interim Condensed Financial Statements.

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

Temporary Investments

As of April 21, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of April 21, 2017, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of April 21, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2017, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized or settled-to-market by CES. As of March 31, 2017, the amounts posted as collateral and settled-to-market aggregated approximately $29 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2017, unsecured credit limits extended to CES by counterparties aggregated $367 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $180 million as of March 31, 2017. The amount of collateral will depend on seasonal variations in transportation levels.

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

Enable Midstream Partners

We receive quarterly cash distributions from Enable on its common and subordinated units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 7 and 15 to our Interim Condensed Financial Statements.

Weather Hedge

We have entered into partial weather hedges in the past for certain NGD jurisdictions to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 5(a) to our Interim Condensed Financial Statements.

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

•	acceleration of payment dates on certain gas supply contracts under certain circumstances, as a result of increased gas prices and concentration of natural gas suppliers;

•	increased costs related to the acquisition of natural gas;

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	incremental collateral, if any, that may be required due to regulation of derivatives;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2016 Form 10-K.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

For information about the total debt to capitalization financial covenants in our revolving credit facility, see Note 10 to our Interim Condensed Financial Statements.

Relationship with CenterPoint Energy

We are an indirect, wholly-owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Interim Condensed Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 11(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2016 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2016 Form 10-K.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2017 and 2016 was 8.68 and 7.09, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Date: May 5, 2017