Form 10-Q
period 2017-06-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2017-08-03
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

As of July 27, 2017, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMAs	Asset Management Agreements
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update
Bcf	Billion cubic feet
BDA	Billing Determinant Adjustment, which is a revenue stabilization mechanism used to adjust revenues impacted by declines in natural gas consumption which occurred after the most recent rate case
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc.
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets previously owned by Continuum Energy Services, LLC

EECR	Energy Efficiency Cost Recovery
Enable	Enable Midstream Partners, LP
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRPs	Potentially responsible parties
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.

GLOSSARY (cont.)
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
VIE	Variable interest entity
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•	changes in interest rates or rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our risk management and hedging activities, including, but not limited to, our financial hedges and weather hedges;

•
our or Enable’s potential business strategies and strategic initiatives, including restructurings, joint ventures and acquisitions or dispositions of assets or businesses (including a reduction of our interests in Enable, whether through our election to sell the common units we own in the public equity markets or otherwise, subject to certain limitations), which we cannot assure you will be completed or will have the anticipated benefits to us or Enable;

•	acquisition and merger activities involving us or our competitors;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Utility revenues	$470	$414	$1,377	$1,302
Non-utility revenues	917	393	2,103	825
Total	1,387	807	3,480	2,127

Expenses:
Utility natural gas	150	126	600	564
Non-utility natural gas	882	370	2,011	784
Operation and maintenance	196	196	416	396
Depreciation and amortization	68	63	134	123
Taxes other than income taxes	38	34	72	76
Total	1,334	789	3,233	1,943
Operating Income	53	18	247	184

Other Income (Expense):
Interest and other finance charges	(31)	(31)	(60)	(64)
Equity in earnings of unconsolidated affiliate, net	59	31	131	91
Other, net	2	2	2	2
Total	30	2	73	29
Income Before Income Taxes	83	20	320	213
Income tax expense	29	14	119	87
Net Income	$54	$6	$201	$126

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$54	$6	$201	$126
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax of $-0-, $1, $-0- and $1)	—	1	—	1
Other comprehensive income	—	1	—	1
Comprehensive income	$54	$7	$201	$127

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less bad debt reserve of $18 and $14, respectively	482	512
Accrued unbilled revenues	76	229
Accounts and notes receivable–affiliated companies	5	5
Materials and supplies	56	47
Natural gas inventory	218	131
Non-trading derivative assets	67	51
Prepaid expenses and other current assets	90	81
Total current assets	995	1,057

Property, Plant and Equipment:
Property, plant and equipment	6,553	6,351
Less: accumulated depreciation and amortization	1,863	1,782
Property, plant and equipment, net	4,690	4,569

Other Assets:
Goodwill	867	862
Non-trading derivative assets	46	19
Investment in unconsolidated affiliate	2,487	2,505
Other	250	206
Total other assets	3,650	3,592

Total Assets	$9,335	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	June 30, 2017	December 31, 2016
Current Liabilities:
Short-term borrowings	$24	$35
Current portion of long-term debt	550	250
Accounts payable	390	471
Accounts and notes payable–affiliated companies	39	40
Taxes accrued	47	73
Interest accrued	32	33
Customer deposits	78	80
Non-trading derivative liabilities	20	41
Other	86	124
Total current liabilities	1,266	1,147

Other Liabilities:
Deferred income taxes, net	2,041	1,925
Non-trading derivative liabilities	4	5
Benefit obligations	105	104
Regulatory liabilities	795	769
Other	232	221
Total other liabilities	3,177	3,024

Long-Term Debt	1,978	2,125

Commitments and Contingencies (Note 11)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,528	2,489
Retained earnings	383	430
Accumulated other comprehensive income	3	3
Total stockholder’s equity	2,914	2,922

Total Liabilities and Stockholder’s Equity	$9,335	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$201	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	123
Amortization of deferred financing costs	4	4
Deferred income taxes	115	82
Write-down of natural gas inventory	—	1
Equity in earnings of unconsolidated affiliate, net of distributions	(131)	(91)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	295	221
Accounts receivable/payable–affiliated companies	(1)	(8)
Inventory	(18)	66
Accounts payable	(203)	(96)
Fuel cost recovery	(12)	(17)
Interest and taxes accrued	(27)	(21)
Non-trading derivatives, net	(49)	21
Margin deposits, net	(43)	65
Other current assets	19	(8)
Other current liabilities	(13)	16
Other assets	(18)	4
Other liabilities	24	13
Other, net	1	2
Net cash provided by operating activities	278	503
Cash Flows from Investing Activities:
Capital expenditures	(223)	(230)
Distribution from unconsolidated affiliate in excess of cumulative earnings	149	149
Decrease in notes receivable–unconsolidated affiliate	—	363
Acquisitions, net of cash acquired	(132)	(98)
Other, net	1	(2)
Net cash provided by (used in) investing activities	(205)	182
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(11)	(23)
Proceeds from (payments of) commercial paper, net	149	(43)
Payments of long-term debt	—	(325)
Dividends to parent	(248)	(363)
Debt issuance costs	(1)	(1)
Contribution from parent	38	73
Other, net	—	(2)
Net cash used in financing activities	(73)	(684)
Net Increase in Cash and Cash Equivalents	—	1
Cash and Cash Equivalents at Beginning of Period	1	—
Cash and Cash Equivalents at End of Period	$1	$1
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$56	$63
Income taxes, net	3	3
Non-cash transactions:
Accounts payable related to capital expenditures	$44	$36

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

Background. CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy, a public utility holding company. CERC Corp.’s operating subsidiaries own and operate natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and own interests in Enable as described in Note 7. CERC Corp.’s operating subsidiaries and divisions include:

•	NGD, which owns and operates natural gas distribution systems in six states; and

•
CES, which obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in 33 states.

As of June 30, 2017, CERC Corp. also owned approximately 54.1% of the common and subordinated units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CERC adopted this standard as of January 1, 2017. The adoption did not have a material impact on CERC’s financial position or results of operations.  However, CERC’s statement of cash flows reflects a decrease in financing activity and a corresponding increase in operating activity of $1 million as of both June 30, 2017 and June 30, 2016 due to the retrospective application of the requirement that cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations should be presented as a financing rather than as an operating activity.

In 2016, the FASB issued ASUs which amended ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09, as amended, provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Early adoption is permitted, and entities have the option of using either a full retrospective or a modified retrospective adoption approach. CERC is currently evaluating its revenue streams under these ASUs and has not yet identified any significant changes as the result of these new standards. A substantial amount of CERC’s revenues are tariff and derivative based, which we do not anticipate will be significantly impacted by these ASUs. CERC expects to adopt these ASUs on January 1, 2018 using the modified retrospective adoption approach.

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

(3) Acquisition

On January 3, 2017, CES, a wholly-owned subsidiary of CERC, completed its acquisition of AEM. After working capital adjustments, the final purchase price was $147 million and was allocated to identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

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

Amortization expense related to the above identifiable intangible assets was $1 million for both the three and six months ended June 30, 2017.

Revenues of approximately $319 million and $678 million, respectively, and operating income of approximately $8 million and $25 million, respectively, attributable to the AEM acquisition are reported in the Energy Services business segment and included in CERC’s Condensed Statements of Consolidated Income for the three and six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating Revenue	$1,387	$1,006	$3,480	$2,585
Net Income	54	11	201	130

(4) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Interest cost	$1	$1	$2	$2
Amortization of prior service cost	1	—	1	—
Net periodic cost (1)	$2	$1	$3	$2

(1)	Net periodic cost in this table is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CERC expects to contribute approximately $5 million to its postretirement benefit plan in 2017, of which approximately $1 million and $3 million were contributed during the three and six months ended June 30, 2017, respectively.

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

CERC entered into heating-degree day swaps for certain NGD Texas jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows for the 2017–2018 winter heating season, which contained a bilateral dollar cap of $8 million. However, CERC did not enter into heating-degree day swaps for NGD jurisdictions for the 2015–2016 or 2016–2017 winter heating seasons.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of June 30, 2017 and December 31, 2016, while the last table provides a breakdown of the related income statement impacts for the three and six months ended June 30, 2017 and 2016.

Fair Value of Derivative Instruments
	June 30, 2017
Derivatives designated as fair value hedges:	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$6	$1
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	1	—

Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	91	25
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	46	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	8	34
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	8	21
Total		$160	$81

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,906 Bcf or a net 17 Bcf short position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $89 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $10 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	June 30, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$106	$(39)	$67
Other Assets: Non-trading derivative assets	54	(8)	46
Current Liabilities: Non-trading derivative liabilities	(60)	40	(20)
Other Liabilities: Non-trading derivative liabilities	(21)	17	(4)
Total	$79	$10	$89

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Realized and unrealized gains and losses on natural gas derivatives are recognized in the Condensed Statements of Consolidated Income as revenue for physical sales derivative contracts and as natural gas expense for financial natural gas derivatives and physical purchase natural gas derivatives.

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

Income Statement Impact of Derivative Activity
		Three Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$3	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(4)	—
Total increase in Expenses: Natural Gas (1)		$(1)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$36	$(50)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(9)	59
Total - derivatives not designated as hedging instruments		$27	$9

Income Statement Impact of Derivative Activity
		Six Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$12	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(14)	—
Total increase in Expenses: Natural Gas (1)		$(2)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$132	$(30)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(82)	48
Total - derivatives not designated as hedging instruments		$50	$18

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

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions. These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded. The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of both June 30, 2017 and December 31, 2016 was $1 million.  CERC posted no assets as collateral toward derivative instruments that contain credit risk contingent features as of either June 30, 2017 or December 31, 2016. If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of June 30, 2017 and December 31, 2016, $1 million and $-0-, respectively, of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. As of June 30, 2017, CERC’s Level 3 assets and liabilities are comprised of physical forward contracts and options. Level 3 physical forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.18 to $6.01 per MMBtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 80%) as an unobservable input.  CERC’s Level 3 physical forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the six months ended June 30, 2017, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2017
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives (3)	2	125	33	(47)	113
Hedged portion of natural gas inventory	107	—	—	—	107
Total assets	$122	$125	$33	$(47)	$233
Liabilities
Natural gas derivatives (3)	$2	$74	$5	$(57)	$24
Total liabilities	$2	$74	$5	$(57)	$24

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $10 million posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, Net
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$27	$15	$13	$12
Purchases (1)	—	12	—	12
Total gains	7	—	23	4
Total settlements	—	(11)	(4)	(16)
Transfers into Level 3	1	—	2	5
Transfers out of Level 3	(7)	—	(6)	(1)
Ending balance (2)	$28	$16	$28	$16
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4	$3	$21	$11

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM was less than $1 million at the acquisition date.

(2)	CERC did not have significant Level 3 sales during either of the three or six months ended June 30, 2017 or 2016.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price. These assets and liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 1 or Level 2 in the fair value hierarchy.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,528	$2,738	$2,375	$2,551

(7) Unconsolidated Affiliate

CERC has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common and subordinated units using the equity method of accounting.

CERC’s maximum exposure to loss related to Enable, a VIE in which CERC is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheets as of June 30, 2017 and outstanding current accounts receivable from Enable.

Transactions with Enable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Reimbursement of transition services (1)	$1	$2	$3	$5
Natural gas expenses, including transportation and storage costs	24	24	57	57
Interest income related to notes receivable from Enable	—	—	—	1

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	June 30, 2017	December 31, 2016
	(in millions)
Accounts receivable for amounts billed for transition services	$1	$1
Accounts payable for natural gas purchases from Enable	8	10

Limited Partner Interest in Enable:

June 30, 2017
CERC	54.1%
OGE	25.7%

In November 2016, Enable completed a public offering of 11,500,000 common units of which 1,424,281 were sold by ArcLight Capital Partners, LLC. The common units issued and sold by Enable resulted in dilution of both CERC’s and OGE’s limited partner interest in Enable.

Enable Common and Subordinated Units Held:

	June 30, 2017
	Common	Subordinated
CERC	94,151,707	139,704,916
OGE	42,832,291	68,150,514

Generally, sales of more than 5% of the aggregate of the common units and subordinated units CERC owns in Enable or sales by OGE of more than 5% of the aggregate of the common units and subordinated units it owns in Enable are subject to mutual rights of first offer and first refusal.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CERC’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CERC is not permitted to dispose of less than all of its interest in Enable’s general partner.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$626	$529	$1,292	$1,038
Cost of sales, excluding depreciation and amortization	279	254	587	449
Operating income	122	57	262	160
Net income attributable to Enable	86	35	197	121

Reconciliation of Equity in Earnings, net:
CERC’s interest	$47	$19	$107	$67
Basis difference amortization (1)	12	12	24	24
CERC’s equity in earnings, net	$59	$31	$131	$91

(1)
Equity in earnings of unconsolidated affiliates includes CERC’s share of Enable’s earnings adjusted for the amortization of the basis difference of CERC’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Current assets	$351	$396
Non-current assets	10,780	10,816
Current liabilities	298	362
Non-current liabilities	3,111	3,056
Non-controlling interest	12	12
Preferred equity	362	362
Enable partners’ equity	7,348	7,420

Reconciliation of Equity Method Investment in Enable:
CERC’s ownership interest in Enable partners’ capital	$4,025	$4,067
CERC’s basis difference	(1,538)	(1,562)
CERC’s equity method investment in Enable	$2,487	$2,505

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Investment in Enable’s common and subordinated units	$75	$75	$149	$149
As of June 30, 2017, CERC Corp. and OGE also own 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per unit on its outstanding units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(8) Goodwill

Goodwill by reportable business segment as of December 31, 2016 and changes in the carrying amount of goodwill as of June 30, 2017 are as follows:

	December 31, 2016		AEM Acquisition (1)	June 30, 2017
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	105	(2)	5	110	(2)
Other Operations	11		—	11
Total	$862		$5	$867

(1)	See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

(9) Related Party Transactions
CERC participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had no investments in the money pool as of both June 30, 2017 and December 31, 2016, which would be included in accounts and notes receivable–affiliated companies in the Condensed Consolidated Balance Sheets. Affiliate related net interest income (expense) was not material for either the three or six months ended June 30, 2017 or 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Corporate service charges	$32	$29	$63	$59
Charges from Houston Electric for services provided	5	3	8	7
Billings to Houston Electric for services provided	(1)	(2)	(3)	(3)

See Note 7 for related party transactions with Enable.

(10) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD currently has AMAs associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2020. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $24 million and $35 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	Long-term Debt

Revolving Credit Facility.  In June 2017, CERC entered into an amendment to its revolving credit facility to extend the termination date thereof from March 3, 2021 to March 3, 2022 and to terminate the swingline loan subfacility thereunder. The amendment also increased the aggregate commitments by $300 million to $900 million under its revolving credit facility. In connection with the amendment to increase the aggregate commitments under its revolving credit facility, CERC increased the size of its commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $900 million at any time outstanding.

As of June 30, 2017 and December 31, 2016, CERC had the following revolving credit facility and utilization of such facility:

June 30, 2017					December 31, 2016
Size of Facility	Loans	Letters of Credit	Commercial Paper		Size of Facility	Loans	Letters of Credit	Commercial Paper
(in millions)
$900	$—	$—	$718	(1)	$600	$—	$4	$569	(1)

(1)	Weighted average interest rate was approximately 1.41% and 1.03% as of June 30, 2017 and December 31, 2016, respectively.

Execution Date	Size of Facility		Draw Rate of LIBOR plus (2)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio	Debt for Borrowed Money to Capital Ratio as of June 30, 2017	Termination Date (3)
	(in millions)
March 3, 2016	$900	(1)	1.25%	65%	37.1%	March 3, 2022

(1)	Amended on June 16, 2017 to increase the aggregate commitment size as noted above.

(2)	Based on current credit ratings.

(3)	Amended on June 16, 2017 to extend the termination date as noted above.

CERC Corp. was in compliance with all financial debt covenants as of June 30, 2017.

(11) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of June 30, 2017, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining six months of 2017	$227
2018	488
2019	334
2020	167
2021	75
2022 and beyond	82

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002. On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CERC, CenterPoint Energy or Houston Electric could incur liability and be responsible for satisfying the liability. CERC does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of June 30, 2017, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(12) Income Taxes

The effective tax rate reported for the three months ended June 30, 2017 was 35% compared to 70% for the same period in 2016. The effective tax rate reported for the six months ended June 30, 2017 was 37% compared to 41% for the same period in 2016. The higher effective tax rate for both the three and six months ended June 30, 2016 was primarily due to a Louisiana state tax law change resulting in an increase to CERC’s deferred tax liability.

CERC reported no uncertain tax liability as of June 30, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2015. For the 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

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

Financial data for business segments is as follows:

	For the Three Months Ended June 30, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income
	(in millions)
Natural Gas Distribution	$470	$7	$37
Energy Services	918	13	16
Midstream Investments (1)	—	—	—
Other Operations	(1)	—	—
Reconciling Eliminations	—	(20)	—
Consolidated	$1,387	$—	$53

	For the Three Months Ended June 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$414	$7	$20
Energy Services	393	4	—
Midstream Investments (1)	—	—	—
Other Operations	—	—	(2)
Reconciling Eliminations	—	(11)	—
Consolidated	$807	$—	$18

	For the Six Months Ended June 30, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of June 30, 2017
	(in millions)
Natural Gas Distribution	$1,377	$16	$201	$6,022
Energy Services	2,103	24	51	1,388
Midstream Investments (1)	—	—	—	2,487
Other Operations	—	—	(5)	82
Reconciling Eliminations	—	(40)	—	(644)
Consolidated	$3,480	$—	$247	$9,335

	For the Six Months Ended June 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2016
	(in millions)
Natural Gas Distribution	$1,302	$14	$180	$6,099
Energy Services	825	11	6	1,102
Midstream Investments (1)	—	—	—	2,505
Other Operations	—	—	(2)	75
Reconciling Eliminations	—	(25)	—	(563)
Consolidated	$2,127	$—	$184	$9,218

(1)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Enable	$59	$31	$131	$91

(14) Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were $19 million and less than $1 million, respectively, of margin deposits and $42 million and $40 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 were $5 million and $10 million, respectively, of over-recovered gas cost.

(15) Subsequent Events

On July 31, 2017, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common and subordinated units for the quarter ended June 30, 2017. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the third quarter of 2017 to be made with respect to CERC Corp.’s investment in common and subordinated units of Enable for the second quarter of 2017. The subordination period will end on the first day after Enable’s second quarter distribution payment is made and the subordinated units held by CERC Corp. will be converted to common units on a one-for-one basis. At conversion, holders of common units resulting from the conversion of subordinated units will have all the rights and obligations of unitholders holding all other common units, including the right to receive distributions pro rata made with respect to common units.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Credit Facility. In June 2017, we entered into an amendment to our revolving credit facility to (a) extend the termination date and terminate the swingline loan subfacility, and (b) increase the aggregate commitments under such facility. For further information about our 2017 credit facility amendment, see Note 10 to our Interim Condensed Financial Statements.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, followed by a discussion of our consolidated results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues	$1,387	$807	$3,480	$2,127
Expenses:
Natural gas	1,032	496	2,611	1,348
Operation and maintenance	196	196	416	396
Depreciation and amortization	68	63	134	123
Taxes other than income taxes	38	34	72	76
Total	1,334	789	3,233	1,943
Operating Income	53	18	247	184
Interest and other finance charges	(31)	(31)	(60)	(64)
Equity in earnings of unconsolidated affiliate, net	59	31	131	91
Other income, net	2	2	2	2
Income Before Income Taxes	83	20	320	213
Income tax expense	29	14	119	87
Net Income	$54	$6	$201	$126

Three months ended June 30, 2017 compared to three months ended June 30, 2016

We reported net income of $54 million for the three months ended June 30, 2017 compared to net income of $6 million for the three months ended June 30, 2016.

The increase in net income of $48 million was primarily due to the following key factors:

•	a $35 million increase in operating income, discussed below by segment; and

•	a $28 million increase in equity earnings from our investment in Enable, discussed further in Note 7 to our Interim Condensed Financial Statements.

These increases in net income were partially offset by a $15 million increase in income tax expense due to higher net income.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

We reported net income of $201 million for the six months ended June 30, 2017 compared to net income of $126 million for the six months ended June 30, 2016.

The increase in net income of $75 million was primarily due to the following key factors:

•	a $63 million increase in operating income, discussed below by segment;

•	a $40 million increase in equity earnings from our investment in Enable, discussed further in Note 7 to our Interim Condensed Financial Statements; and

•	a $4 million decrease in interest expense due to lower weighted average interest rates on outstanding debt.

These increases in net income were partially offset by a $32 million increase in income tax expense due to higher net income.

Income Tax Expense

Our effective tax rate reported for the three months ended June 30, 2017 was 35% compared to 70% for the same period in 2016. The effective tax rate reported for the six months ended June 30, 2017 was 37% compared to 41% for the same period in 2016. The higher effective tax rate for both the three and six months ended June 30, 2016 was primarily due to a Louisiana state tax law change resulting in an increase to CERC’s deferred tax liability.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and six months ended June 30, 2017 and 2016, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Natural Gas Distribution	$37	$20	$201	$180
Energy Services	16	—	51	6
Other Operations	—	(2)	(5)	(2)
Total Consolidated Operating Income	$53	$18	$247	$184

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$477	$421	$1,393	$1,316
Expenses:
Natural gas	164	130	625	575
Operation and maintenance	175	178	368	367
Depreciation and amortization	65	60	128	119
Taxes other than income taxes	36	33	71	75
Total expenses	440	401	1,192	1,136
Operating Income	$37	$20	$201	$180
Throughput (in Bcf):
Residential	19	20	81	93
Commercial and industrial	57	56	139	142
Total Throughput	76	76	220	235
Number of customers at end of period:
Residential	3,176,953	3,145,655	3,176,953	3,145,655
Commercial and industrial	253,559	252,172	253,559	252,172
Total	3,430,512	3,397,827	3,430,512	3,397,827

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our Natural Gas Distribution business segment reported operating income of $37 million for the three months ended June 30, 2017 compared to $20 million for the three months ended June 30, 2016.

Operating income increased $17 million as a result of the following key factors:

•
labor and benefits were favorable by $14 million resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order;

•	usage was favorable by $8 million primarily due to the timing of a decoupling normalization adjustment;

•	rate relief increases of $6 million, primarily from the Arkansas rate case filing of $3 million and Texas jurisdictions of $3 million;

•	higher other revenues of $4 million; and

•	a $1 million increase associated with customer growth from the addition of over 32,000 new customers.

These increases were partially offset by the following:

•	higher operation and maintenance expenses of $9 million primarily resulting from an adjustment associated with the Texas Gulf rate order of $6 million, which is timing related; and

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $7 million.

Increased operation and maintenance expenses related to energy efficiency programs of $2 million and increased gross receipts taxes of $1 million were offset by corresponding increases in the related revenues.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our Natural Gas Distribution business segment reported operating income of $201 million for the six months ended June 30, 2017 compared to $180 million for the six months ended June 30, 2016.

Operating income increased $21 million as a result of the following key factors:

•	rate increases of $19 million, primarily from the Arkansas rate case filing of $9 million, the Texas GRIP filing of $5 million and Texas jurisdictions of $3 million;

•
labor and benefits were favorable by $11 million resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order;

•	a Minnesota property tax refund of $9 million;

•	higher other revenues of $7 million; and

•	a $3 million increase associated with customer growth from the addition of over 32,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $12 million;

•	lower usage of $9 million primarily due to milder weather effects, partially mitigated by decoupling and weather normalization adjustments; and

•	higher operation and maintenance expenses of $7 million primarily resulting from an adjustment associated with the Texas Gulf rate order of $6 million, which is timing related.

Increased operation and maintenance expenses related to energy efficiency programs of $5 million and increased gross receipts taxes of $3 million were offset by corresponding increases in the related revenues. Decreased expense related to rate case amortization of $1 million was offset by a corresponding decrease in the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$931	$397	$2,127	$836
Expenses:
Natural gas	889	377	2,026	798
Operation and maintenance	22	17	43	27
Depreciation and amortization	3	3	6	4
Taxes other than income taxes	1	—	1	1
Total expenses	915	397	2,076	830
Operating Income	$16	$—	$51	$6

Timing impacts related to mark-to-market gain (loss) (1)	$6	$(7)	$21	$(16)

Throughput (in Bcf)	273	199	592	370

Number of customers at end of period (2)	31,275	30,675	31,275	30,675

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)	Does not include approximately 61,100 natural gas customers as of June 30, 2017 that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Our Energy Services business segment reported operating income of $16 million for the three months ended June 30, 2017 compared to $-0- for the three months ended June 30, 2016.  The increase in operating income of $16 million was primarily due to a $13 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. The remaining increase in operating income was primarily due to the increased throughput and number of customers related to the acquisition of AEM in 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Our Energy Services business segment reported operating income of $51 million for the six months ended June 30, 2017 compared to $6 million for the six months ended June 30, 2016. The increase in operating income of $45 million was primarily due to a $37 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. Operating income in the first six months of 2017 also included $1 million of expenses related to the acquisition and integration of AEM. The remaining increase in operating income was primarily due to the increased throughput and number of customers related to the acquisition of AEM in 2017.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Enable	$59	$31	$131	$91
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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining six months of 2017 include approximately $312 million of capital expenditures and $250 million of maturing senior notes.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions on our investment in common and subordinated units from Enable will be sufficient to meet our anticipated cash needs for the remaining six months of 2017. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Rate Change Applications

We are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases where the entire cost of service of the utility is assessed and reset. We are periodically involved in proceedings to adjust our capital tracking mechanisms in Texas (GRIP), our cost of service adjustments in Arkansas, Louisiana, Mississippi, and Oklahoma (FRP, RSP, RRA and PBRC), our decoupling mechanism in Minnesota, and our energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR). The table below reflects significant applications pending or completed since our 2016 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
South Texas and Beaumont/East Texas (Railroad Commission)
GRIP	$7.6	March 2017	July 2017	June 2017	Based on net change in invested capital of $46.5 million.
Houston and Texas Coast (Railroad Commission)
Rate Case	16.5	November 2016	May 2017	May 2017	The Railroad Commission approved a unanimous settlement agreement establishing parameters for future GRIP filings, including a 9.6% ROE on a 55.15% equity ratio.
Texarkana, Texas Service Area (Multiple City Jurisdictions)
Rate Case	1.1	July 2017	September 2017	TBD	Proposed rates are consistent with Arkansas rates approved in 2016.
Arkansas (APSC)
EECR (2)	0.5	May 2017	January 2018	TBD	Recovers $11.5 million, including an incentive of $0.5 million based on 2016 program performance.
FRP	9.3	April 2017	October 2017	TBD	Based on ROE of 9.5% as approved in the last rate case. Unanimous Settlement Agreement was filed in July 2017 for $7.6 million and is subject to approval.
BDA	3.9	March 2017	June 2017	June 2017	For the evaluation period between January 2016 and August 2016. Amounts are recorded during the evaluation period.
Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD	Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates expected to be effective October 1, 2017.
CIP (2)	13.8	May 2017	TBD	TBD	Annual reconciliation filing for program year 2016 and includes proposed performance bonus of $13.8 million.
Decoupling	26.2	September 2016	February 2017	March 2017	Reflects revenue under recovery for the period July 1, 2015 through June 30, 2016, adjusted for final rates from the 2015 rate case. $24.6 million was recognized in 2016.
Mississippi (MPSC)
RRA	2.3	May 2017	July 2017	July 2017	Authorized ROE of 9.59% and a capital structure of 50% debt and 50% equity.
Louisiana (LPSC)
RSP	1.0	September 2016	December 2016	April 2017	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
Oklahoma (OCC)
EECR (2)	0.4	March 2017	TBD	TBD	Recovers $2.6 million, including an incentive of $0.4 million based on 2016 program performance.
PBRC	2.2	March 2017	TBD	TBD	Based on ROE of 10%.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes, including to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit. For further details related to our revolving credit facility and the 2017 amendment, please see Note 10 to our Interim Condensed Financial Statements.

As of July 27, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at July 27, 2017		Termination Date
(in millions)
March 3, 2016	$900	$778	(1)	March 3, 2022
(1) Represents outstanding commercial paper.
Borrowings under our revolving credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our revolving credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. The revolving credit facility also provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In our revolving credit facility, the spread to LIBOR and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants in our revolving credit facility.

Securities Registered with the SEC

On January 31, 2017, we filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities. The shelf registration statement will expire on January 31, 2020.

Temporary Investments

As of July 27, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of July 27, 2017, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. As of July 27, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of June 30, 2017, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized or settled-to-market by CES. As of June 30, 2017, the amounts posted as collateral and settled-to-market aggregated approximately $29 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of June 30, 2017, unsecured credit limits extended to CES by counterparties aggregated $348 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $198 million as of June 30, 2017. The amount of collateral will depend on seasonal variations in transportation levels.

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

In February 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code. CenterPoint Energy has determined that it will no longer pursue the spin option. Should the sale option not be viable, we intend to reduce our ownership in Enable over time through a sale of the common units we hold in the public equity markets, subject to market conditions. There can be no assurances that these evaluations will result in any specific action, and we do not intend to disclose further developments on these initiatives unless and until CenterPoint Energy’s board of directors approves a specific action or as otherwise required.

Enable Midstream Partners

We receive quarterly cash distributions from Enable on its common and subordinated units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 7 and 15 to our Interim Condensed Financial Statements.

Weather Hedge

We have entered into partial weather hedges for certain NGD jurisdictions to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 5(a) to our Interim Condensed Financial Statements.

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

•
the ability of GenOn and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations in respect of GenOn’s indemnity obligations to CenterPoint Energy and its subsidiaries;

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the six months ended June 30, 2017 and 2016 was 6.35 and 5.11, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated March 3, 2016	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated June 16, 2017	1-13265	4.3

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: August 3, 2017