Form 10-Q
period 2017-09-30
CENTERPOINT ENERGY RESOURCES CORP
filed 2017-11-03
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

As of October 26, 2017, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

EECR	Energy Efficiency Cost Recovery
Enable	Enable Midstream Partners, LP
FASB	Financial Accounting Standards Board
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LPSC	Louisiana Public Service Commission
MGPs	Manufactured gas plants
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NRG	NRG Energy, Inc.
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PHMSA	U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration
PRPs	Potentially responsible parties
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated
ROE	Return on equity

GLOSSARY (cont.)
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
VIE	Variable interest entity
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

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

•	changes in interest rates or rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our risk management and hedging activities, including, but not limited to, our financial hedges and weather hedges;

•	timely and appropriate regulatory actions allowing recovery of costs associated with Hurricane Harvey and any future hurricanes or natural disasters;

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Utility revenues	$390	$370	$1,767	$1,672
Non-utility revenues	861	608	2,964	1,433
Total	1,251	978	4,731	3,105

Expenses:
Utility natural gas	106	99	706	663
Non-utility natural gas	832	584	2,843	1,368
Operation and maintenance	187	175	603	571
Depreciation and amortization	68	62	202	185
Taxes other than income taxes	32	32	104	108
Total	1,225	952	4,458	2,895
Operating Income	26	26	273	210

Other Income (Expense):
Interest and other finance charges	(32)	(29)	(92)	(93)
Equity in earnings of unconsolidated affiliate, net	68	73	199	164
Other, net	1	(1)	3	1
Total	37	43	110	72
Income Before Income Taxes	63	69	383	282
Income tax expense	25	26	144	113
Net Income	$38	$43	$239	$169

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$38	$43	$239	$169
Other comprehensive income, net of tax:
Adjustment to pension and other postretirement plans (net of tax of $2, $1, $2 and $-0-)	1	1	1	2
Net deferred loss from cash flow hedges (net of tax of $1, $-0-, $1 and $-0-)	(1)	—	(1)	—
Other comprehensive income	—	1	—	2
Comprehensive income	$38	$44	$239	$171

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable, less bad debt reserve of $15 and $14, respectively	448	512
Accrued unbilled revenues	84	229
Accounts and notes receivable–affiliated companies	8	5
Materials and supplies	53	47
Natural gas inventory	252	131
Non-trading derivative assets	64	51
Prepaid expenses and other current assets	102	81
Total current assets	1,012	1,057

Property, Plant and Equipment:
Property, plant and equipment	6,694	6,351
Less: accumulated depreciation and amortization	1,995	1,782
Property, plant and equipment, net	4,699	4,569

Other Assets:
Goodwill	867	862
Non-trading derivative assets	56	19
Investment in unconsolidated affiliate	2,481	2,505
Other	261	206
Total other assets	3,665	3,592

Total Assets	$9,376	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	September 30, 2017	December 31, 2016
Current Liabilities:
Short-term borrowings	$48	$35
Current portion of long-term debt	550	250
Accounts payable	375	471
Accounts and notes payable–affiliated companies	42	40
Taxes accrued	64	73
Interest accrued	33	33
Customer deposits	76	80
Non-trading derivative liabilities	17	41
Other	118	124
Total current liabilities	1,323	1,147

Other Liabilities:
Deferred income taxes, net	2,066	1,925
Non-trading derivative liabilities	10	5
Benefit obligations	105	104
Regulatory liabilities	699	769
Other	226	221
Total other liabilities	3,106	3,024

Long-Term Debt	2,086	2,125

Commitments and Contingencies (Note 12)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,528	2,489
Retained earnings	332	430
Accumulated other comprehensive income	1	3
Total stockholder’s equity	2,861	2,922

Total Liabilities and Stockholder’s Equity	$9,376	$9,218

See Notes to Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$239	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	185
Amortization of deferred financing costs	7	7
Deferred income taxes	140	108
Write-down of natural gas inventory	—	1
Equity in earnings of unconsolidated affiliate, net of distributions	(199)	(164)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	346	220
Accounts receivable/payable–affiliated companies	(1)	(5)
Inventory	(49)	(1)
Accounts payable	(227)	(85)
Fuel cost recovery	(30)	(43)
Interest and taxes accrued	(9)	(8)
Non-trading derivatives, net	(51)	23
Margin deposits, net	(49)	65
Other current assets	23	(11)
Other current liabilities	(5)	15
Other assets	(32)	(5)
Other liabilities	6	1
Other, net	1	2
Net cash provided by operating activities	312	474
Cash Flows from Investing Activities:
Capital expenditures	(373)	(378)
Distribution from unconsolidated affiliate in excess of cumulative earnings	223	223
Decrease in notes receivable–unconsolidated affiliate	—	363
Acquisitions, net of cash acquired	(132)	(102)
Other, net	2	(1)
Net cash provided by (used in) investing activities	(280)	105
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	13	3
Proceeds from (payments of) commercial paper, net	(40)	240
Proceeds from long-term debt	298	—
Payments of long-term debt	—	(325)
Dividends to parent	(337)	(567)
Debt issuance costs	(4)	(1)
Contribution from parent	38	73
Other, net	—	(2)
Net cash used in financing activities	(32)	(579)
Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	—
Cash and Cash Equivalents at End of Period	$1	$—
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$86	$90
Income taxes, net	4	3
Non-cash transactions:
Accounts payable related to capital expenditures	$53	$32

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

Background. CERC Corp. is an indirect, wholly-owned subsidiary of CenterPoint Energy, a public utility holding company. CERC Corp.’s operating subsidiaries own and operate natural gas distribution facilities, supply natural gas to commercial and industrial customers and electric and natural gas utilities and own interests in Enable as described in Note 8. CERC Corp.’s operating subsidiaries and divisions include:

•	NGD, which owns and operates natural gas distribution systems in six states; and

•
CES, which obtains and offers competitive variable and fixed-price physical natural gas supplies and services primarily to commercial and industrial customers and electric and natural gas utilities in 33 states.

As of September 30, 2017, CERC Corp. also owned approximately 54.1% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02) and related amendments. ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective adoption approach is required. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. CERC adopted this standard as of January 1, 2017. The adoption did not have a material impact on CERC’s financial position or results of operations.  However, CERC’s statement of cash flows reflects a decrease in financing activity and a corresponding increase in operating activity of $1 million as of both September 30, 2017 and 2016 due to the retrospective application of the requirement that cash paid to a tax authority when shares are withheld to satisfy statutory income tax withholding obligations should be presented as a financing rather than as an operating activity.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A retrospective adoption approach is required. This standard will not have an impact on CERC’s financial position, results of operations, cash flows and disclosures.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). ASU 2017-07 requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components and prospectively for the capitalization of the service cost component. The adoption of this guidance is expected to result in an increase to operating income and a decrease to other income. Prospectively, other components previously capitalized in assets will be recorded as regulatory assets in CERC’s rate-regulated businesses. CERC does not believe this standard will have a material impact on its financial position, results of operations, cash flows and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain documentation and assessment requirements, and updates the presentation and disclosure requirements. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. A cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness upon adoption is required for existing cash flow and net investment hedges. Presentation and disclosure guidance should be applied prospectively. CERC is currently assessing the impact that this standard will have on its financial position, results of operations, cash flows and disclosures.

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

Amortization expense related to the above identifiable intangible assets was $-0- and $1 million for the three and nine months ended September 30, 2017, respectively.

Revenues of approximately $311 million and $989 million, respectively, and operating income of approximately $3 million and $28 million, respectively, attributable to the AEM acquisition are reported in the Energy Services business segment and included in CERC’s Condensed Statements of Consolidated Income for the three and nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating Revenue	$1,251	$1,234	$4,731	$3,819
Net Income	38	43	239	173

(4) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of prior service cost	—	—	1	—
Net periodic cost (1)	$1	$1	$4	$3

(1)	Net periodic cost in this table is before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes.

CERC expects to contribute approximately $5 million to its postretirement benefit plan in 2017, of which approximately $1 million and $4 million were contributed during the three and nine months ended September 30, 2017, respectively.

(5) Regulatory Accounting

Hurricane Harvey. NGD suffered damage as a result of Hurricane Harvey, a major storm classified as a Category 4 hurricane on the Saffir-Simpson Hurricane Wind Scale, that first struck the Texas coast on Friday, August 25, 2017 and remained over the Houston area for the next several days. The unprecedented flooding from torrential amounts of rainfall accompanying the storm caused significant damage to or destruction of residences and businesses served by NGD.

Currently, NGD estimates that total costs to restore natural gas distribution facilities damaged as a result of Hurricane Harvey will range from $25 million to $30 million and estimates that the total restoration costs covered by insurance will be approximately $17 million.  NGD will defer the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through traditional rate adjustment mechanisms for capital costs and through the next rate proceeding for operation and maintenance expenses. As of September 30, 2017, NGD has recorded approximately $7 million in regulatory assets, net of $2 million of insurance receivables recorded, for restoration costs incurred. As a result, storm restoration costs should not materially affect CERC’s reported net income for 2017.

(6) Derivative Instruments

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

Hedging of Interest Expense for Future Debt Issuances. In August 2017, CERC Corp. entered into forward interest rate agreements with several counterparties, having an aggregate notional amount of $150 million. These agreements were executed to hedge, in part, volatility in the 30-year U.S. treasury rate by reducing CERC Corp.’s exposure to variability in cash flows related to interest payments of CERC Corp.’s $300 million issuance of fixed rate debt in August 2017. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the agreements, which totaled approximately $1.5 million, is a component of accumulated other comprehensive income in 2017 and will be amortized over the life of the notes.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities as of September 30, 2017 and December 31, 2016, while the last table provides a breakdown of the related income statement impacts for the three and nine months ended September 30, 2017 and 2016.

Fair Value of Derivative Instruments
	September 30, 2017
Derivatives designated as fair value hedges:	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
		(in millions)
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	$—	$—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	5	—

Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	65	2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	58	2
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	27	55
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	9	25
Total		$164	$84

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,866 Bcf or a net 46 Bcf long position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $93 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $13 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	September 30, 2017
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$97	$(33)	$64
Other Assets: Non-trading derivative assets	67	(11)	56
Current Liabilities: Non-trading derivative liabilities	(57)	40	(17)
Other Liabilities: Non-trading derivative liabilities	(27)	17	(10)
Total	$80	$13	$93

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

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

Income Statement Impact of Derivative Activity
		Three Months Ended September 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$(4)	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	4	—
Total increase in Expenses: Natural Gas (1)		$—	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$30	$31
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(9)	(13)
Total - derivatives not designated as hedging instruments		$21	$18

Income Statement Impact of Derivative Activity
		Nine Months Ended September 30,
	Income Statement Location	2017	2016
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$8	$—
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(10)	—
Total increase in Expenses: Natural Gas (1)		$(2)	$—

Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$162	$1
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(91)	35
Total - derivatives not designated as hedging instruments		$71	$36

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

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions. These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded. The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of both September 30, 2017 and December 31, 2016 was $1 million.  CERC posted no assets as collateral toward derivative instruments that contain credit risk contingent features as of either September 30, 2017 or December 31, 2016. If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of September 30, 2017 and December 31, 2016, $1 million and $-0-, respectively, of additional assets would be required to be posted as collateral.

(7) Fair Value Measurements

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. As of September 30, 2017, CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.08 to $5.83 per MMBtu) as an unobservable input. Level 3 options are valued through Black-Scholes (including forward start) option models which include option volatilities (ranging from 0% to 87%) as an unobservable input.  CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices and volatilities.  If forward prices decrease, CERC’s long forwards lose value whereas its short forwards gain in value.  If volatility decreases, CERC’s long options lose value whereas its short options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the nine months ended September 30, 2017, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of September 30, 2017
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives (3)	3	128	33	(44)	120
Hedged portion of natural gas inventory	65	—	—	—	65
Total assets	$82	$128	$33	$(44)	$199
Liabilities
Natural gas derivatives (3)	$3	$74	$7	$(57)	$27
Total liabilities	$3	$74	$7	$(57)	$27

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $13 million posted with the same counterparties.

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Assets and Liabilities, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$28	$16	$13	$12
Purchases (1)	—	—	—	12
Total gains	(2)	9	21	13
Total settlements	(1)	(8)	(5)	(24)
Transfers into Level 3	7	—	9	5
Transfers out of Level 3	(6)	—	(12)	(1)
Ending balance (2)	$26	$17	$26	$17
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$6	$17	$14

(1)	Mark-to-market value of Level 3 derivative assets acquired through the purchase of AEM was less than $1 million at the acquisition date.

(2)	CERC did not have significant Level 3 sales during either of the three or nine months ended September 30, 2017 or 2016.

Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents and short-term borrowings are estimated to be approximately equivalent to carrying amounts and have been excluded from the table below. The carrying amounts of non-trading derivative assets and liabilities are stated at fair value and are excluded from the table below. The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by a combination of historical trading prices and comparable issue data. These liabilities, which are not measured at fair value in the Condensed Consolidated Balance Sheets, but for which the fair value is disclosed, would be classified as Level 2 in the fair value hierarchy.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,636	$2,854	$2,375	$2,551

(8) Unconsolidated Affiliate

CERC Corp. has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting.

CERC Corp.’s maximum exposure to loss related to Enable, a VIE in which CERC Corp. is not the primary beneficiary, is limited to its equity investment as presented in the Condensed Consolidated Balance Sheets as of September 30, 2017 and outstanding current accounts receivable from Enable.

Transactions with Enable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Reimbursement of transition services (1)	$—	$1	$3	$6
Natural gas expenses, including transportation and storage costs	23	22	80	79
Interest income related to notes receivable from Enable	—	—	—	1

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	September 30, 2017	December 31, 2016
	(in millions)
Accounts receivable for amounts billed for transition services	$1	$1
Accounts payable for natural gas purchases from Enable	8	10

Limited Partner Interest in Enable:

September 30, 2017
CERC Corp.	54.1%
OGE	25.7%

In November 2016, Enable completed a public offering of 11,500,000 common units of which 1,424,281 were sold by ArcLight Capital Partners, LLC. The common units issued and sold by Enable resulted in dilution of both CERC Corp.’s and OGE’s limited partner interest in Enable.

Enable Common Units Held:

September 30, 2017
CERC Corp.	233,856,623
OGE	110,982,805

The 139,704,916 subordinated units previously owned by CERC Corp. converted into common units of Enable on a one-for-one basis on August 30, 2017, at the end of the subordination period, as set forth in Enable’s Fourth Amended and Restated Agreement of Limited Partnership. Upon conversion, holders of common units resulting from the conversion of subordinated units have all the rights and obligations of unitholders holding all other common units, including the right to receive distributions pro rata made with respect to common units.

Generally, sales of more than 5% of the aggregate of the common units CERC Corp. owns in Enable or sales by OGE of more than 5% of the aggregate of the common units it owns in Enable are subject to mutual rights of first offer and first refusal.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CERC Corp.’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CERC Corp. is not permitted to dispose of less than all of its interest in Enable’s general partner.

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$705	$620	$1,997	$1,658
Cost of sales, excluding depreciation and amortization	349	268	936	717
Impairment of goodwill and other long-lived assets	—	8	—	8
Operating income	137	139	399	299
Net income attributable to Enable	104	110	301	231

Reconciliation of Equity in Earnings, net:
CERC Corp.’s interest	$56	$61	$163	$128
Basis difference amortization (1)	12	12	36	36
CERC Corp.’s equity in earnings, net	$68	$73	$199	$164

(1)
Equity in earnings of unconsolidated affiliates includes CERC Corp.’s share of Enable’s earnings adjusted for the amortization of the basis difference of CERC Corp.’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 33 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Current assets	$446	$396
Non-current assets	10,816	10,816
Current liabilities	831	362
Non-current liabilities	2,740	3,056
Non-controlling interest	12	12
Preferred equity	362	362
Enable partners’ equity	7,317	7,420

Reconciliation of Equity Method Investment in Enable:
CERC Corp.’s ownership interest in Enable partners’ capital	$4,007	$4,067
CERC Corp.’s basis difference	(1,526)	(1,562)
CERC Corp.’s equity method investment in Enable	$2,481	$2,505

Distributions Received from Unconsolidated Affiliate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Investment in Enable’s common units	$74	$74	$223	$223
As of September 30, 2017, CERC Corp. and OGE also own 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

(9) Goodwill

Goodwill by reportable business segment as of December 31, 2016 and changes in the carrying amount of goodwill as of September 30, 2017 are as follows:

	December 31, 2016		AEM Acquisition (1)	September 30, 2017
	(in millions)
Natural Gas Distribution	$746		$—	$746
Energy Services	105	(2)	5	110	(2)
Other Operations	11		—	11
Total	$862		$5	$867

(1)	See Note 3.

(2)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

CERC performs its goodwill impairment tests at least annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The impairment evaluation for goodwill is performed using a two-step process.

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

CERC performed its annual impairment test in the third quarter of 2017 and determined, based on the results of the first step, that no impairment charge was required for any reportable segment.

(10) Related Party Transactions
CERC participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. CERC had no investments in the money pool as of both September 30, 2017 and December 31, 2016, which would be included in accounts and notes receivable–affiliated companies in the Condensed Consolidated Balance Sheets. Affiliate related net interest income (expense) was not material for either the three or nine months ended September 30, 2017 or 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Corporate service charges	$30	$31	$93	$90
Charges from Houston Electric for services provided	3	4	11	11
Billings to Houston Electric for services provided	(2)	(2)	(5)	(5)

See Note 8 for related party transactions with Enable.

(11) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD currently has AMAs associated with its utility distribution service in Arkansas, north Louisiana and Oklahoma that extend through 2020. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $48 million and $35 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	Long-term Debt

Debt Issuances. During the nine months ended September 30, 2017, CERC issued the following unsecured senior notes:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
August 2017	$300	4.10%	2047

The proceeds from the issuance of these unsecured senior notes were used for general corporate purposes and to repay a portion of outstanding commercial paper.

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

As of September 30, 2017 and December 31, 2016, CERC had the following revolving credit facility and utilization of such facility:

September 30, 2017					December 31, 2016
Size of Facility	Loans	Letters of Credit	Commercial Paper		Size of Facility	Loans	Letters of Credit	Commercial Paper
(in millions)
$900	$—	$—	$529	(1)	$600	$—	$4	$569	(1)

(1)	Weighted average interest rate was approximately 1.43% and 1.03% as of September 30, 2017 and December 31, 2016, respectively.

Execution Date	Size of Facility		Draw Rate of LIBOR plus (2)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio	Debt for Borrowed Money to Capital Ratio as of September 30, 2017	Termination Date (3)
	(in millions)
March 3, 2016	$900	(1)	1.25%	65%	38.6%	March 3, 2022

(1)	Amended on June 16, 2017 to increase the aggregate commitment size as noted above.

(2)	Based on current credit ratings.

(3)	Amended on June 16, 2017 to extend the termination date as noted above.

CERC Corp. was in compliance with all financial debt covenants as of September 30, 2017.

(12) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of September 30, 2017, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining three months of 2017	$169
2018	507
2019	348
2020	166
2021	76
2022 and beyond	113

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000–2002. CenterPoint Energy and its affiliates have since been released or dismissed from all such cases. CES, a subsidiary of CERC Corp., was a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000–2002. On May 24, 2016, the district court granted CES’s motion for summary judgment, dismissing CES from the case. The plaintiffs have appealed that ruling. CenterPoint Energy and CES intend to continue vigorously defending against the plaintiffs’ claims. In June 2017, GenOn and various affiliates filed for protection under Chapter 11 of the U.S. Bankruptcy Code. CenterPoint Energy, CERC, and CES submitted proofs of claim in the bankruptcy proceedings to protect their indemnity rights. If GenOn were unable to meet its indemnity obligations or satisfy a liability that has been assumed in the gas market manipulation litigation, then CERC, CenterPoint Energy or Houston Electric could incur liability and be responsible for satisfying the liability. CERC does not expect the ultimate outcome of the case against CES to have a material adverse effect on its financial condition, results of operations or cash flows.

Minnehaha Academy.  On August 2, 2017, a natural gas explosion occurred at the Minnehaha Academy in Minneapolis, Minnesota, resulting in the deaths of two school employees, serious injuries to others and significant property damage to the school.  CenterPoint Energy, certain of its subsidiaries, including CERC Corp., and the contractor company working in the school have been named in litigation arising out of this incident.  Additionally, CenterPoint Energy is cooperating with ongoing investigations conducted by the National Transportation Safety Board, the Minnesota Occupational Safety and Health Administration and the Minnesota Office of Pipeline Safety.  CenterPoint Energy’s general and excess liability insurance policies provide coverage for third party bodily injury and property damage claims.

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of September 30, 2017, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $4 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(13) Income Taxes

The effective tax rate reported for the three months ended September 30, 2017 was 40% compared to 38% for the same period in 2016. The effective tax rate reported for the nine months ended September 30, 2017 was 38% compared to 40% for the same period in 2016. The higher effective tax rate for the nine months ended September 30, 2016 was due to a Louisiana state tax law change resulting in an increase to CERC’s deferred tax liability.

CERC reported no uncertain tax liability as of September 30, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through 2015. For the 2016 and 2017 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

(14) Reportable Business Segments

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

Financial data for business segments is as follows:

	For the Three Months Ended September 30, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income
	(in millions)
Natural Gas Distribution	$390	$8	$19
Energy Services	861	10	7
Midstream Investments (1)	—	—	—
Other Operations	—	—	—
Reconciling Eliminations	—	(18)	—
Consolidated	$1,251	$—	$26

	For the Three Months Ended September 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)
	(in millions)
Natural Gas Distribution	$370	$7	$22
Energy Services	608	6	5
Midstream Investments (1)	—	—	—
Other Operations	—	—	(1)
Reconciling Eliminations	—	(13)	—
Consolidated	$978	$—	$26

	For the Nine Months Ended September 30, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of September 30, 2017
	(in millions)
Natural Gas Distribution	$1,767	$24	$220	$6,067
Energy Services	2,964	34	58	1,337
Midstream Investments (1)	—	—	—	2,481
Other Operations	—	—	(5)	73
Reconciling Eliminations	—	(58)	—	(582)
Consolidated	$4,731	$—	$273	$9,376

	For the Nine Months Ended September 30, 2016
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of December 31, 2016
	(in millions)
Natural Gas Distribution	$1,672	$21	$202	$6,099
Energy Services	1,433	17	11	1,102
Midstream Investments (1)	—	—	—	2,505
Other Operations	—	—	(3)	75
Reconciling Eliminations	—	(38)	—	(563)
Consolidated	$3,105	$—	$210	$9,218

(1)	Midstream Investments’ equity earnings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Enable	$68	$73	$199	$164

(15) Other Current Assets and Liabilities

Included in other current assets on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 were $22 million and less than $1 million, respectively, of margin deposits and $55 million and $40 million, respectively, of under-recovered gas cost. Included in other current liabilities on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 were $2 million and $10 million, respectively, of over-recovered gas cost.

(16) Subsequent Events

On October 31, 2017, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common units for the quarter ended September 30, 2017. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the fourth quarter of 2017 to be made with respect to CERC Corp.’s investment in common units of Enable for the third quarter of 2017.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2016 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2016 Form 10-K.

RECENT EVENTS

Hurricane Harvey. NGD suffered damage as a result of Hurricane Harvey, which struck the Texas coast on Friday, August 25, 2017. For further information regarding the impact of Hurricane Harvey, see Note 5 to our Interim Condensed Financial Statements.

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings to date in 2017, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Issuances. In August 2017, we issued $300 million aggregate principal amount of unsecured senior notes. For further information about our 2017 debt issuances, see Note 11 to our Interim Condensed Financial Statements.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, followed by a discussion of our consolidated results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues	$1,251	$978	$4,731	$3,105
Expenses:
Natural gas	938	683	3,549	2,031
Operation and maintenance	187	175	603	571
Depreciation and amortization	68	62	202	185
Taxes other than income taxes	32	32	104	108
Total	1,225	952	4,458	2,895
Operating Income	26	26	273	210
Interest and other finance charges	(32)	(29)	(92)	(93)
Equity in earnings of unconsolidated affiliate, net	68	73	199	164
Other income, net	1	(1)	3	1
Income Before Income Taxes	63	69	383	282
Income tax expense	25	26	144	113
Net Income	$38	$43	$239	$169

Three months ended September 30, 2017 compared to three months ended September 30, 2016

We reported net income of $38 million for the three months ended September 30, 2017 compared to net income of $43 million for the three months ended September 30, 2016.

The decrease in net income of $5 million was primarily due to the following key factors:

•	a $5 million decrease in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements; and

•
a $3 million increase in interest expense due to the issuance of $300 million of unsecured senior notes and higher weighted average commercial paper interest rates discussed further in Note 11 to our Interim Condensed Financial Statements.

These decreases in net income were partially offset by a $2 million increase in miscellaneous other non-operating income included in Other income, net shown above, and a $1 million decrease in income tax expense due to lower net income.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

We reported net income of $239 million for the nine months ended September 30, 2017 compared to net income of $169 million for the nine months ended September 30, 2016.

The increase in net income of $70 million was primarily due to the following key factors:

•	a $63 million increase in operating income, discussed below by segment; and

•	a $35 million increase in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements.

These increases in net income were partially offset by a $31 million increase in income tax expense due to higher net income.

Income Tax Expense

Our effective tax rates reported for the three months ended September 30, 2017 was 40% compared to 38% for the same period in 2016. The effective tax rate reported for the nine months ended September 30, 2017 was 38% compared to 40% for the same period in 2016. The higher effective tax rate for the nine months ended September 30, 2016 was due to a Louisiana state tax law change resulting in an increase to CERC’s deferred tax liability.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments for the three and nine months ended September 30, 2017 and 2016, followed by a discussion of the results of operations by business segment based on operating income. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Natural Gas Distribution	$19	$22	$220	$202
Energy Services	7	5	58	11
Other Operations	—	(1)	(5)	(3)
Total Consolidated Operating Income	$26	$26	$273	$210

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

The following table provides summary data of our Natural Gas Distribution business segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$398	$377	$1,791	$1,693
Expenses:
Natural gas	117	104	742	679
Operation and maintenance	163	159	531	526
Depreciation and amortization	66	61	194	180
Taxes other than income taxes	33	31	104	106
Total expenses	379	355	1,571	1,491
Operating Income	$19	$22	$220	$202
Throughput (in Bcf):
Residential	13	12	94	105
Commercial and industrial	50	51	189	193
Total Throughput	63	63	283	298
Number of customers at end of period:
Residential	3,179,284	3,143,357	3,179,284	3,143,357
Commercial and industrial	253,041	251,043	253,041	251,043
Total	3,432,325	3,394,400	3,432,325	3,394,400

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Our Natural Gas Distribution business segment reported operating income of $19 million for the three months ended September 30, 2017 compared to $22 million for the three months ended September 30, 2016.

Operating income decreased $3 million as a result of the following key factors:

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $6 million;

•	lower usage of $4 million, primarily due to the timing of a decoupling normalization adjustment; and

•	higher operation and maintenance expenses of $3 million.

These decreases were partially offset by the following:

•	rate relief increased $5 million, primarily from Texas jurisdictions of $2 million, Arkansas rate case filing of $1 million and Mississippi RRA of $1 million; and

•	customer growth of $2 million associated with the addition of approximately 38,000 new customers.

Increased operation and maintenance expenses related to energy efficiency programs of $1 million were offset by corresponding increases in the related revenues.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Our Natural Gas Distribution business segment reported operating income of $220 million for the nine months ended September 30, 2017 compared to $202 million for the nine months ended September 30, 2016.

Operating income increased $18 million as a result of the following key factors:

•	rate increases of $25 million, primarily from Texas jurisdictions of $12 million, Arkansas rate case filing of $10 million and Mississippi RRA of $3 million;

•
labor and benefits were favorable by $11 million resulting primarily from the recording of a regulatory asset (and a corresponding reduction in expense) to recover $16 million of prior postretirement expenses in future rates established in the Texas Gulf rate order; and

•	customer growth of $3 million associated with the addition of approximately 38,000 new customers.

These increases were partially offset by the following:

•	increased depreciation and amortization expense, primarily due to ongoing additions to plant-in-service, and other taxes of $10 million;

•	higher operation and maintenance expenses of $9 million partially resulting from an adjustment associated with the Texas Gulf rate order of $4 million, which is timing related; and

•	lower usage of $7 million primarily due to milder weather effects, partially mitigated by decoupling and weather normalization adjustments.

Increased operation and maintenance expenses related to energy efficiency programs of $7 million and increased gross receipts taxes of $2 million were offset by corresponding increases in the related revenues.

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

The following table provides summary data of our Energy Services business segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except throughput and customer data)
Revenues	$871	$614	$2,998	$1,450
Expenses:
Natural gas	839	591	2,865	1,389
Operation and maintenance	22	16	65	43
Depreciation and amortization	3	1	9	5
Taxes other than income taxes	—	1	1	2
Total expenses	864	609	2,940	1,439
Operating Income	$7	$5	$58	$11

Timing impacts related to mark-to-market gain (loss) (1)	$2	$(2)	$23	$(18)

Throughput (in Bcf)	272	200	864	570

Number of customers at end of period (2)	30,817	31,669	30,817	31,669

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)	Does not include approximately 66,100 natural gas customers as of September 30, 2017 that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Our Energy Services business segment reported operating income of $7 million for the three months ended September 30, 2017 compared to $5 million for the three months ended September 30, 2016.  The increase in operating income of $2 million was primarily due to a $4 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. Operating income for the three months ended September 30, 2017 also included $2 million of expenses related to the acquisition and integration of AEM.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Our Energy Services business segment reported operating income of $58 million for the nine months ended September 30, 2017 compared to $11 million for the nine months ended September 30, 2016.  The increase in operating income of $47 million was primarily due to a $41 million increase from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins. Operating income in the first nine months of 2017 also included $3 million of expenses related to the acquisition and integration of AEM. The remaining increase in operating income was primarily due to the increased throughput related to the acquisition of AEM in 2017.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2016 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Enable	$68	$73	$199	$164
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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining three months of 2017 include approximately $153 million of capital expenditures, $250 million of maturing senior notes and restoration costs related to Hurricane Harvey.

We expect that borrowings under our credit facility, proceeds from commercial paper, anticipated cash flows from operations, intercompany borrowings and distributions on our investment in common units from Enable will be sufficient to meet our anticipated cash needs for the remaining three months of 2017. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

PHMSA Matters

On December 14, 2016, PHMSA announced an interim final rule to impose industry-developed recommendations as enforceable safety standards for downhole (underground) equipment, including wells, wellbore tubing, and casing, at both interstate and intrastate underground natural gas storage facilities. Both CERC and Enable own and operate underground storage facilities that are subject to this rule’s provisions, which include procedures and practices for operations, maintenance, threat identification, monitoring, assessment, site security, emergency response and preparedness, training and recordkeeping. This rule went into effect on January 18, 2017, with an announced compliance deadline of January 18, 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the interim final rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule, which it expects to publish in January of 2018. On October 19, 2017, PHMSA formally reopened the comment period on the interim final rule in response to a petition for reconsideration. This matter remains ongoing and subject to future PHMSA determinations. CERC and Enable will continue to monitor developments and assess the potential impact of any modifications to this rule.

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

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
South Texas and Beaumont/East Texas (Railroad Commission)
GRIP	$7.6	March 2017	July 2017	June 2017	Based on net change in invested capital of $46.5 million.
Houston and Texas Coast (Railroad Commission)
Rate Case	16.5	November 2016	May 2017	May 2017	The Railroad Commission approved a unanimous settlement agreement establishing parameters for future GRIP filings, including a 9.6% ROE on a 55.15% equity ratio.
Texarkana, Texas Service Area (Multiple City Jurisdictions)
Rate Case	1.1	July 2017	September 2017	August 2017	Approved rates are consistent with Arkansas rates approved in 2016.
Arkansas (APSC)
EECR (2)	0.5	May 2017	January 2018	September 2017	Recovers $11.0 million, including an incentive of $0.5 million based on 2016 program performance.
FRP	7.6	April 2017	October 2017	September 2017	Based on ROE of 9.5% as approved in the last rate case. Unanimous Settlement Agreement was filed in July 2017 for $7.6 million and was subsequently approved.
BDA	3.9	March 2017	June 2017	June 2017	For the evaluation period between January 2016 and August 2016. Amounts are recorded during the evaluation period.
Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD
Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017.

CIP (2)	13.8	May 2017	August 2017	August 2017	Annual reconciliation filing for program year 2016 and includes performance bonus of $13.8 million.
Decoupling	20.4	September 2017	September 2017	TBD
Reflects revenue under recovery for the period July 1, 2016 through June 30, 2017 and $3.0 million related to the under recovery of prior period adjustment factor. $9.2 million was recognized in 2016 and $11.2 million has been recognized in 2017.

Mississippi (MPSC)
RRA	2.3	May 2017	July 2017	July 2017	Authorized ROE of 9.59% and a capital structure of 50% debt and 50% equity.
Louisiana (LPSC)
RSP	1.0	September 2016	December 2016	April 2017	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
RSP	3.4	September 2017	December 2017	TBD	Authorized ROE of 9.95% and a capital structure of 48% debt and 52% equity.
Oklahoma (OCC)
EECR (2)	0.4	March 2017	November 2017	October 2017	Recovers $2.6 million, including an incentive of $0.4 million based on 2016 program performance.
PBRC	2.2	March 2017	November 2017	October 2017	Based on ROE of 10%.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

(2)	Amounts are recorded when approved.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes, including to backstop our commercial paper program. The facilities may also be utilized to obtain letters of credit. For further details related to our revolving credit facility and the 2017 amendment, please see Note 11 to our Interim Condensed Financial Statements.

As of October 26, 2017, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized at October 26, 2017		Termination Date
(in millions)
March 3, 2016	$900	$561	(1)	March 3, 2022
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

Debt Financing Transactions

In August 2017, we issued $300 million aggregate principal amount of unsecured senior notes. For further information about our 2017 debt transactions, see Note 11 to our Interim Condensed Financial Statements.

Securities Registered with the SEC

On January 31, 2017, we filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities. The shelf registration statement will expire on January 31, 2020.

Temporary Investments

As of October 26, 2017, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of October 26, 2017, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. On August 4, 2017, S&P revised its rating outlook on our senior debt to positive from developing and affirmed its rating. On September 24, 2017, Fitch revised its rating outlook on our senior debt to positive from stable and affirmed its rating.

As of October 26, 2017, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Baa2	Stable	A-	Positive	BBB	Positive

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of September 30, 2017, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized or settled-to-market by CES. As of September 30, 2017, the amounts posted as collateral and settled-to-market aggregated approximately $35 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of September 30, 2017, unsecured credit limits extended to CES by counterparties aggregated $358 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $197 million as of September 30, 2017. The amount of collateral will depend on seasonal variations in transportation levels.

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

Enable Midstream Partners

We receive quarterly cash distributions from Enable on its common units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 8 and 16 to our Interim Condensed Financial Statements.

Weather Hedge

We have entered into partial weather hedges for certain NGD jurisdictions to mitigate the impact of fluctuations from normal weather. We remain exposed to some weather risk as a result of the partial hedges. For more information about our weather hedges, see Note 6(a) to our Interim Condensed Financial Statements.

Hedging of Interest Expense for Future Debt Issuances

During August 2017, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 6(a) to our Interim Condensed Financial Statements.

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money

For information about the total debt to capitalization financial covenants in our revolving credit facility, see Note 11 to our Interim Condensed Financial Statements.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 12(b) to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2016 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2016 Form 10-K.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the nine months ended September 30, 2017 and 2016 was 5.27 and 4.51, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated March 3, 2016	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated June 16, 2017	1-13265	4.3
4.3	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1
+4.4	Supplemental Indenture No. 16 to Exhibit 4.3, dated as of August 23, 2017, providing for the issuance of CERC Corp.’s 4.10% Senior Notes due 2047
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: November 3, 2017