Form 10-Q
period 2018-03-31
CENTERPOINT ENERGY RESOURCES CORP
filed 2018-05-04
CIK 1042773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

As of April 24, 2018, all 1,000 shares of CenterPoint Energy Resources Corp. common stock were held by Utility Holding, LLC, a wholly-owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY RESOURCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

i

GLOSSARY
AEM	Atmos Energy Marketing, LLC, previously a wholly-owned subsidiary of Atmos Energy Holdings, Inc., a wholly-owned subsidiary of Atmos Energy Corporation
AMA	Asset Management Agreement
APSC	Arkansas Public Service Commission
ARP	Alternative revenue program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CenterPoint Energy	CenterPoint Energy, Inc., and its subsidiaries
CERC Corp.	CenterPoint Energy Resources Corp.
CERC	CERC Corp., together with its subsidiaries
CES	CenterPoint Energy Services, Inc., a wholly-owned subsidiary of CERC Corp.
CIP	Conservation Improvement Program
Continuum
The retail energy services business of Continuum Retail Energy Services, LLC, including its wholly-owned subsidiary Lakeshore Energy Services, LLC and the natural gas wholesale assets of Continuum Energy Services, LLC

EDIT	Excess deferred income taxes
EECR	Energy Efficiency Cost Recovery
Enable	Enable Midstream Partners, LP
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
Fitch	Fitch, Inc.
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Formula Rate Plan
GenOn	GenOn Energy, Inc.
GRIP	Gas Reliability Infrastructure Program
Houston Electric	CenterPoint Energy Houston Electric, LLC and its subsidiaries
Interim Condensed Financial Statements	Unaudited condensed consolidated interim financial statements and notes
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MGP	Manufactured gas plant
MLP	Master Limited Partnership
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Service, Inc.
MPSC	Mississippi Public Service Commission
MPUC	Minnesota Public Utilities Commission
NGD	Natural gas distribution business
NGLs	Natural gas liquids
NOPR	Notice of Proposed Rulemaking
NRG	NRG Energy, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
OGE	OGE Energy Corp.
PBRC	Performance Based Rate Change
PRP	Potentially responsible party
Railroad Commission	Railroad Commission of Texas
Reliant Energy	Reliant Energy, Incorporated

GLOSSARY
Revised Policy Statement	Revised Policy Statement on Treatment of Income Taxes
ROE	Return on equity
RRA	Rate Regulation Adjustment
RRI	Reliant Resources, Inc.
RSP	Rate Stabilization Plan
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies
TBD	To be determined
TCJA	Tax reform legislation informally called the Tax Cuts and Jobs Act of 2017
Transition Agreements	Services Agreement, Employee Transition Agreement, Transitional Seconding Agreement and other agreements entered into in connection with the formation of Enable
Vectren	Vectren Corporation, an Indiana corporation
VIE	Variable interest entity
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017

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

•	our ability to mitigate weather impacts through normalization or rate mechanisms, and the effectiveness of such mechanisms;

•	the timing and extent of changes in commodity prices, particularly natural gas, and the effects of geographic and seasonal commodity price differentials;

•	actions by credit rating agencies;

•	changes in interest rates and their impact on our costs of borrowing;

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

•	changes in rates of inflation;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•	the extent and effectiveness of our risk management and hedging activities, including, but not limited to, our financial and weather hedges;

•	timely and appropriate regulatory actions allowing recovery of costs associated with any future hurricanes or natural disasters, including costs associated with Hurricane Harvey;

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

•	acquisition and merger activities involving us or our competitors, including the ability to successfully complete merger, acquisition and divestiture plans;

•	our or Enable’s ability to recruit, effectively transition and retain management and key employees and maintain good labor relations;

•	the outcome of litigation;

•
the ability of GenOn (formerly known as RRI Energy, Inc., Reliant Energy and RRI), a wholly-owned subsidiary of NRG, and its subsidiaries, currently the subject of bankruptcy proceedings, to satisfy their obligations to us, including indemnity obligations;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	the effect of changes in and application of accounting standards and pronouncements; and

v

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K, which is incorporated herein by reference, and other reports we file from time to time with the SEC.
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

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Utility revenues	$1,143	$907
Non-utility revenues	1,257	1,186
Total	2,400	2,093

Expenses:
Utility natural gas	637	450
Non-utility natural gas	1,273	1,129
Operation and maintenance	238	215
Depreciation and amortization	73	66
Taxes other than income taxes	48	34
Total	2,269	1,894
Operating Income	131	199

Other Income (Expense):
Interest and other finance charges	(29)	(29)
Equity in earnings of unconsolidated affiliate, net	69	72
Other, net	(4)	(5)
Total	36	38
Income Before Income Taxes	167	237
Income tax expense	37	90
Net Income	$130	$147

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$130	$147
Comprehensive income	$130	$147

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
Current Assets:
Cash and cash equivalents	$27	$12
Accounts receivable, less bad debt reserve of $22 and $18, respectively	780	713
Accrued unbilled revenues	179	307
Accounts and notes receivable–affiliated companies	8	6
Materials and supplies	61	56
Natural gas inventory	81	222
Non-trading derivative assets	84	110
Prepaid expenses and other current assets	94	166
Total current assets	1,314	1,592

Property, Plant and Equipment:
Property, plant and equipment	6,978	6,888
Less: accumulated depreciation and amortization	2,094	2,036
Property, plant and equipment, net	4,884	4,852

Other Assets:
Goodwill	867	867
Non-trading derivative assets	52	44
Investment in unconsolidated affiliate	2,467	2,472
Other	271	285
Total other assets	3,657	3,668

Total Assets	$9,855	$10,112

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY

	March 31, 2018	December 31, 2017
Current Liabilities:
Short-term borrowings	$—	$39
Accounts payable	479	669
Accounts and notes payable–affiliated companies	39	611
Taxes accrued	75	75
Interest accrued	19	32
Customer deposits	77	76
Non-trading derivative liabilities	21	20
Other	137	137
Total current liabilities	847	1,659

Other Liabilities:
Deferred income taxes, net	1,323	1,289
Non-trading derivative liabilities	12	4
Benefit obligations	97	97
Regulatory liabilities	1,240	1,201
Other	303	297
Total other liabilities	2,975	2,888

Long-Term Debt	2,882	2,457

Commitments and Contingencies (Note 12)

Stockholder’s Equity:
Common stock	—	—
Paid-in capital	2,527	2,528
Retained earnings	618	574
Accumulated other comprehensive income	6	6
Total stockholder’s equity	3,151	3,108

Total Liabilities and Stockholder’s Equity	$9,855	$10,112

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES
(AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$130	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	66
Amortization of deferred financing costs	2	2
Deferred income taxes	34	88
Write-down of natural gas inventory	1	—
Equity in earnings of unconsolidated affiliate, net of distributions	(9)	(72)
Changes in other assets and liabilities, excluding acquisitions:
Accounts receivable and unbilled revenues, net	29	94
Accounts receivable/payable–affiliated companies	(4)	(5)
Inventory	135	70
Accounts payable	(173)	(148)
Fuel cost recovery	64	(6)
Interest and taxes accrued	(13)	(4)
Non-trading derivatives, net	60	(32)
Margin deposits, net	(28)	(46)
Net regulatory assets and liabilities	55	—
Other current assets	3	4
Other current liabilities	19	(11)
Other assets	3	13
Other liabilities	4	18
Other, net	1	2
Net cash provided by operating activities	386	180
Cash Flows from Investing Activities:
Capital expenditures	(114)	(98)
Distributions from unconsolidated affiliate in excess of cumulative earnings	14	74
Acquisitions, net of cash acquired	—	(132)
Other, net	3	—
Net cash used in investing activities	(97)	(156)
Cash Flows from Financing Activities:
Decrease in short-term borrowings, net	(39)	(35)
Proceeds from (payments of) commercial paper, net	(172)	30
Proceeds from long-term debt	599	—
Dividends to parent	(86)	(108)
Debt issuance costs	(4)	—
Increase (decrease) in notes payable–affiliated companies	(570)	52
Contribution from parent	—	38
Other, net	(2)	—
Net cash used in financing activities	(274)	(23)
Net Increase in Cash and Cash Equivalents	15	1
Cash and Cash Equivalents at Beginning of Period	12	1
Cash and Cash Equivalents at End of Period	$27	$2

See Notes to Unaudited Condensed Consolidated Financial Statements

CENTERPOINT ENERGY RESOURCES CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Background and Basis of Presentation

General. Included in this Form 10-Q are the Interim Condensed Financial Statements of CERC. The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the 2017 Form 10-K.

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

As of March 31, 2018, CERC Corp. also owned approximately 54.0% of the common units representing limited partner interests in Enable, which owns, operates and develops natural gas and crude oil infrastructure assets.

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

(2) New Accounting Pronouncements

The following table provides an overview of recently adopted or issued accounting pronouncements applicable to CERC.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2014-09- Revenue from Contracts with Customers (Topic 606) and related amendments
This standard provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.
Transition method: modified retrospective
January 1, 2018
CERC added a revenue recognition footnote (Note 3) to address the disclosure requirements, and it did not identify significant changes to revenue recognition. A substantial amount of CERC’s revenues are tariff and derivative based, which were not significantly impacted by these ASUs.

ASU 2017-05- Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This standard clarifies when and how to apply ASC 610-20, which was issued as part of ASU 2014-09. It amends or supersedes the guidance in ASC 350 and ASC 360 on determining a gain or loss recognized upon the derecognition of nonfinancial assets.
Transition method: modified retrospective
January 1, 2018
ASU 2017-05 eliminates industry specific guidance, including ASC 360-20 Property, Plant, and Equipment - Real Estate Sales, for the recognition of gains or losses upon the sale of in-substance real estate. CERC elected to apply the practical expedient upon adoption to only evaluate transactions that were not determined to be complete as of the date of adoption. Subsequent to adoption, gains or losses on sales or dilution events in CERC’s investment in Enable may result in gains or losses recognized in earnings. See Note 8 for further discussion.

Recently Adopted Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-01- Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2018-03-Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

This standard requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value and to recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. It does not change the guidance for classifying and measuring investments in debt securities and loans. It also changes certain disclosure requirements and other aspects related to recognition and measurement of financial assets and financial liabilities.
Transition method: cumulative-effect adjustment to beginning retained earnings, and two features prospective
January 1, 2018
The adoption of this standard did not a have an impact on CERC’s financial position, results of operations, cash flows or disclosures. CERC elected the practicability exception for investments without a readily determinable fair value to be measured at cost. See Note 8 for further discussion.

ASU 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This standard provides clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows and eliminates the variation in practice related to such classifications.
Transition method: retrospective
		January 1, 2018	The adoption did not have a material impact on CERC’s financial position, results of operations, cash flows or disclosures.
ASU 2016-18- Statement of Cash Flows (Topic 230): Restricted Cash
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet.
Transition method: retrospective
		January 1, 2018	The adoption of this standard did not have an impact on CERC’s financial position, results of operations, cash flows or disclosures.
ASU 2017-01- Business Combinations (Topic 805): Clarifying the Definition of a Business
This standard revises the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then under ASU 2017-01, the asset or group of assets is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs to be more closely aligned with how outputs are described in ASC 606.
Transition method: prospective
January 1, 2018
The adoption of this revised definition will reduce the number of transactions that are accounted for as a business combination, and therefore may have a potential impact on CERC’s accounting for future acquisitions.

ASU 2017-04- Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This standard eliminates Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Transition method: prospective
		January 1, 2018	The adoption of this standard will have an impact on CERC’s future calculation of goodwill impairments if an impairment is identified.
ASU 2017-07- Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires an employer to report the service cost component of the net periodic pension cost and postretirement benefit cost in the same line item(s) as other employee compensation costs arising from services rendered during the period; all other components will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets.
Transition method: retrospective for the presentation of the service cost component and other components; prospective for the capitalization of the service cost component
January 1, 2018
The adoption of this standard did not have a material impact on CERC’s financial position, results of operations, cash flows or disclosures; however, it resulted in an increase to operating income and a corresponding decrease to other income of $4 million and $5 million as of March 31, 2018 and 2017, respectively. Other components previously capitalized in assets will be recorded as regulatory assets in CERC’s rate-regulated businesses, prospectively.

Issued, Not Yet Effective Accounting Standards
ASU Number and Name	Description	Date of Adoption	Financial Statement Impact upon Adoption
ASU 2016-02- Leases (Topic 842) and related amendments ASU 2018-01- Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842
ASU 2016-02 provides a comprehensive new lease model that requires lessees to recognize assets and liabilities for most leases and would change certain aspects of lessor accounting.
Transition method: modified retrospective

ASU 2018-01 allows entities to elect not to assess whether existing land easements that were not previously accounted for in accordance with ASC 840 Leases under ASC 842 Leases when transitioning to the new leasing standard.
January 1, 2019 Early adoption is permitted
CERC will elect the practical expedient on existing easements provided by ASU 2018-01 and is evaluating other available transitional practical expedients. CERC is in the process of reviewing contracts to identify leases as defined in ASU 2016-02 and expects to recognize on the statements of financial position right-of-use assets and lease liabilities for the majority of its leases that are currently classified as operating leases. CERC is continuing to assess the impact that adoption of these standards will have on its financial position, results of operations, cash flows and disclosures.

ASU 2017-12- Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This standard expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, eases certain documentation and assessment requirements, and updates the presentation and disclosure requirements.
Transition method: cumulative-effect adjustment for elimination of the separate measurement of ineffectiveness; prospective for presentation and disclosure
		January 1, 2019 Early adoption is permitted	CERC is currently assessing the impact that adoption of this standard will have on its financial position, results of operations, cash flows and disclosures.
ASU 2018-02-Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and requires entities to provide certain disclosures regarding stranded tax effects.
Transition method: either in the period of adoption or retrospective
January 1, 2019 Early adoption is permitted
The adoption of this standard will allow CERC to reclass stranded deferred tax adjustments primarily related to benefit plans from other comprehensive income to retained earnings. CERC is currently assessing the impact that adoption of this standard will have on its financial position and disclosures.

Management believes that other recently adopted standards and recently issued standards that are not yet effective will not have a material impact on CERC’s financial position, results of operations or cash flows upon adoption.

(3) Revenue Recognition

CERC adopted ASC 606 and all related amendments on January 1, 2018 using the modified retrospective method for those contracts that were not completed as of the date of adoption. Application of the new revenue standard did not result in a cumulative effect adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on CERC’s financial position, results of operations or cash flows.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which CERC expects to be entitled to receive in exchange for these goods or services. Contract assets and liabilities are not material.

The following tables disaggregate revenues by major source:

	Three Months Ended March 31, 2018
	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$1,186	$178	$—	$1,364
Derivatives income	—	1,107	—	1,107
Other (3)	(33)	—	—	(33)
Eliminations	(10)	(28)	—	(38)
Total revenues	$1,143	$1,257	$—	$2,400

	Three Months Ended March 31, 2017
	Natural Gas Distribution (1)	Energy Services (2)	Other Operations (2)	Total
	(in millions)
Revenue from contracts	$925	$142	$—	$1,067
Derivatives income	—	1,054	—	1,054
Other (3)	(9)	—	1	(8)
Eliminations	(9)	(11)	—	(20)
Total revenues	$907	$1,185	$1	$2,093

(1)	Reflected in Utility revenues in the Condensed Statements of Consolidated Income.

(2)	Reflected in Non-utility revenues in the Condensed Statements of Consolidated Income.

(3)
Primarily consists of income from ARPs and leases. ARPs are contracts between the utility and its regulators, not between the utility and a customer. CERC recognizes ARP revenue as other revenues when the regulator-specified conditions for recognition have been met. Upon recovery of ARP revenue through incorporation in rates charged for utility service to customers, ARP revenue is reversed and recorded as revenue from contracts with customers. The recognition of ARP revenues and the reversal of ARP revenues upon recovery through rates charged for utility service may not occur in the same period.

Revenues from Contracts with Customers

Natural Gas Distribution. CERC distributes and transports natural gas to customers over time, and customers consume the natural gas when delivered. Revenue, consisting of both volumetric and fixed tariff rates set by the state governing agency for that service area, is recognized as natural gas is delivered and represents amounts both billed and unbilled. Discretionary services requested by the customer are satisfied at a point in time and revenue is recognized upon completion of service and the tariff rates set by the applicable state regulator. Payments of natural gas distribution, transportation and discretionary services are aggregated and received on a monthly basis.

Energy Services. The majority of CES natural gas sales contracts are considered a derivative, as the contracts typically have a stated minimum or contractual volume of delivery.

For contracts in which CES delivers the full requirement of the natural gas needed by the customer and a volume is not stated, a contract as defined under ASC 606 is created upon the customer’s exercise of its option to take natural gas. CES supplies natural gas to retail customers over time as customers consume the natural gas when delivered. For wholesale customers, CES supplies natural gas at a point in time because the wholesale customer is presumed to have storage capabilities. Control is transferred to both types of customers upon delivery of natural gas. Revenue is recognized on a monthly basis based on the estimated volume of natural gas delivered and the price agreed upon with the customer. Payments are received on a monthly basis.

AMAs are natural gas sales contracts under which CES also assumes management of a customer’s physical storage and/or transportation capacity. AMAs have two distinct performance obligations, which consist of natural gas sales and natural gas delivery because delivery could occur separate from the sale of natural gas (e.g., from storage to customer premises). Most AMAs’ natural gas sales performance obligations are accounted for as embedded derivatives. The transaction price is allocated between the sale of natural gas and the delivery based on the stand-alone selling price as stated in the contract. CES performs natural gas delivery over time as customers take delivery of the natural gas and recognizes revenue on an aggregated monthly basis based on the volume of natural gas delivered and the fees stated within the contract. Payments are received on a monthly basis.

Practical Expedients and Exemption. Sales taxes and other similar taxes collected from customers are excluded from the transaction price.

(4) Employee Benefit Plans

CERC’s employees participate in CenterPoint Energy’s postretirement benefit plan. CERC’s net periodic cost, before considering amounts subject to overhead allocations for capital expenditure projects or for amounts subject to deferral for regulatory purposes, includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2018	2017
	(in millions)
Interest cost (1)	$1	$1
Net periodic cost	$1	$1

(1)	Included in Other, net in the Condensed Statements of Consolidated Income.

CERC expects to contribute approximately $5 million to the postretirement benefit plan in 2018, of which approximately $1 million was contributed during the three months ended March 31, 2018.

(5) Regulatory Accounting

The following is a list of regulatory assets and liabilities reflected on CERC’s Condensed Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
	(in millions)
Regulatory Assets:
Current regulatory assets (1)	$65	$130
Non-current regulatory assets:
Hurricane Harvey restoration costs (2)	7	6
Regulatory assets related to TCJA (3)	15	15
Other long-term regulatory assets (4)	150	160
Total non-current regulatory assets (5)	172	181
Total regulatory assets	237	311
Regulatory Liabilities:
Current regulatory liabilities (6)	16	2
Non-current regulatory liabilities:
Regulatory liabilities related to TCJA (3)	499	492
Estimated removal costs	600	593
Other long-term regulatory liabilities	141	116
Total non-current regulatory liabilities	1,240	1,201
Total regulatory liabilities	1,256	1,203
Total regulatory assets and liabilities, net	$(1,019)	$(892)

(1)	Current regulatory assets are included in Prepaid expenses and other current assets in CERC’s Condensed Consolidated Balance Sheets.

(2)	CERC is not earning a return on its Hurricane Harvey restoration costs.

(3)	The EDIT and deferred revenues will be recovered or refunded to customers as required by tax and regulatory authorities.

(4)
Includes a portion of NGD’s actuarially determined pension and other postemployment expense in excess of the amount being recovered through rates that is being deferred for rate making purposes. Deferred pension and other postemployment expenses of $6 million and $7 million as of March 31, 2018 and December 31, 2017, respectively, were not earning a return. Other long-term regulatory assets that are not earning a return were not material as of March 31, 2018 and December 31, 2017.

(5)	Non-current regulatory assets are included in Other assets in CERC’s Condensed Consolidated Balance Sheets.

(6)	Current regulatory liabilities are included in Other current liabilities in CERC’s Condensed Consolidated Balance Sheets.

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

CenterPoint Energy has a Risk Oversight Committee composed of corporate and business segment officers that oversees commodity price, weather and credit risk activities, including CERC’s marketing, risk management services and hedging activities. The committee’s duties are to establish CERC’s commodity risk policies, allocate board-approved commercial risk limits, approve the use of new products and commodities, monitor positions and ensure compliance with CERC’s commercial risk management policy and procedures and limits established by CenterPoint Energy’s Board of Directors.

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

CERC enters into winter season weather hedges from time to time for certain NGD jurisdictions to mitigate the effect of fluctuations from normal weather on its results of operations and cash flows. These weather hedges are based on heating degree days at 10-year normal weather.

The table below summarizes CERC’s current weather hedge activity:

			Three Months Ended March 31,
Jurisdiction	Winter Season	Bilateral Cap	2018	2017
		(in millions)
Certain NGD jurisdictions (1)	2017 – 2018	$8	$—	$—

(1)	Weather hedge gains (losses) are recorded in Revenues in the Condensed Statements of Consolidated Income.

Hedging of Interest Expense for Future Debt Issuances. In March 2018, CERC Corp. entered into forward interest rate agreements with multiple counterparties, having an aggregate notional amount of $450 million. These agreements were executed to hedge, in part, volatility in the 5-year and 10-year U.S. treasury rates by reducing CERC Corp.’s exposure to variability in cash flows related to interest payments of CERC Corp.’s $600 million issuance of fixed rate debt in March 2018. These forward interest rate agreements were designated as cash flow hedges. Accordingly, the effective portion of realized losses associated with the forward interest rate agreements, which totaled less than $1 million, is a component of accumulated other comprehensive income in 2018 and will be amortized over the life of the fixed rate debt.

(b) Derivative Fair Values and Income Statement Impacts

The following tables present information about CERC’s derivative instruments and hedging activities. The first four tables provide a balance sheet overview of CERC’s Derivative Assets and Liabilities, while the last table provides a breakdown of the related income statement impacts.

Fair Value of Derivative Instruments
	March 31, 2018
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$1	$1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	86	2
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	52	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	18	70
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	9	42
Total		$166	$115

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,735 Bcf or a net 437 Bcf long position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $103 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $52 million.

(3)	Derivative Assets and Derivative Liabilities include no material amounts related to physical forward transactions with Enable.

Offsetting of Natural Gas Derivative Assets and Liabilities
	March 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets (2)
	(in millions)
Current Assets: Non-trading derivative assets	$105	$(21)	$84
Other Assets: Non-trading derivative assets	61	(9)	52
Current Liabilities: Non-trading derivative liabilities	(73)	52	(21)
Other Liabilities: Non-trading derivative liabilities	(42)	30	(12)
Total	$51	$52	$103

(1)	Gross amounts recognized include some derivative assets and liabilities that are not subject to master netting arrangements.

(2)
The derivative assets and liabilities on the Condensed Consolidated Balance Sheets exclude accounts receivable or accounts payable that, should they exist, could be used as offsets to these balances in the event of a default.

Fair Value of Derivative Instruments
	December 31, 2017
	Balance Sheet Location	Derivative Assets Fair Value	Derivative Liabilities Fair Value
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	$13	$1
Derivatives not designated as hedging instruments:
Natural gas derivatives (1) (2) (3)	Current Assets: Non-trading derivative assets	114	4
Natural gas derivatives (1) (2) (3)	Other Assets: Non-trading derivative assets	44	—
Natural gas derivatives (1) (2) (3)	Current Liabilities: Non-trading derivative liabilities	38	78
Natural gas derivatives (1) (2) (3)	Other Liabilities: Non-trading derivative liabilities	9	24
Total		$218	$107

(1)
The fair value shown for natural gas contracts is comprised of derivative gross volumes totaling 1,795 Bcf or a net 224 Bcf long position.  Certain natural gas contracts hedge basis risk only and lack a fixed price exposure.

(2)
Natural gas contracts are presented on a net basis in the Condensed Consolidated Balance Sheets as they are subject to master netting arrangements. This netting applies to all undisputed amounts due or past due and causes derivative assets (liabilities) to be ultimately presented net in a liability (asset) account within the Condensed Consolidated Balance Sheets. The net of total non-trading natural gas derivative assets and liabilities was a $130 million asset as shown on CERC’s Condensed Consolidated Balance Sheets (and as detailed in the table below), and was comprised of the natural gas contracts derivative assets and liabilities separately shown above, impacted by collateral netting of $19 million.

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

Income Statement Impact of Derivative Activity
		Three Months Ended March 31,
	Income Statement Location	2018	2017
Derivatives designated as fair value hedges:		(in millions)
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	$—	$3
Fair value adjustments for natural gas inventory designated as the hedged item	Gains (Losses) in Expenses: Natural Gas	(2)	(4)
Total increase in Expenses: Natural Gas (1)		$(2)	$(1)
Derivatives not designated as hedging instruments:
Natural gas derivatives	Gains (Losses) in Revenues	$57	$96
Natural gas derivatives	Gains (Losses) in Expenses: Natural Gas	(69)	(67)
Total - derivatives not designated as hedging instruments		$(12)	$29

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

(c) Credit Risk Contingent Features

CERC enters into financial derivative contracts containing material adverse change provisions. These provisions could require CERC to post additional collateral if the S&P or Moody’s credit ratings of CERC are downgraded. The total fair value of the derivative instruments that contain credit risk contingent features that are in a net liability position as of both March 31, 2018 and December 31, 2017 was $2 million.  CERC posted no assets as collateral toward derivative instruments that contain credit risk contingent features as of either March 31, 2018 or December 31, 2017. If all derivative contracts (in a net liability position) containing credit risk contingent features were triggered as of both March 31, 2018 and December 31, 2017, $2 million of additional assets would be required to be posted as collateral.

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

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect CERC’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CERC develops these inputs based on the best information available, including CERC’s own data. A market approach is utilized to value CERC’s Level 3 assets or liabilities. As of March 31, 2018, CERC’s Level 3 assets and liabilities are comprised of physical natural gas forward contracts and options. Level 3 physical natural gas forward contracts and options are valued using a discounted cash flow model which includes illiquid forward price curve locations (ranging from $1.36 to $3.26 per MMBtu) as an unobservable input. CERC’s Level 3 physical natural gas forward contracts and options derivative assets and liabilities consist of both long and short positions (forwards and options) and their fair value is sensitive to forward prices.  If forward prices decrease, CERC’s long forwards and options lose value whereas its short forwards and options gain in value.

CERC determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period.  For the three months ended March 31, 2018, there were no transfers between Level 1 and 2. CERC also recognizes purchases of Level 3 financial assets and liabilities at their fair market value at the end of the reporting period.

The following tables present information about CERC’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by CERC to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2018
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	10	—	—	—	10
Natural gas derivatives (3)	—	147	19	(30)	136
Total assets	$13	$147	$19	$(30)	$149
Liabilities
Natural gas derivatives (3)	$—	$108	$7	$(82)	$33
Hedged portion of natural gas inventory	8	—	—	—	8
Total liabilities	$8	$108	$7	$(82)	$41

(1)
Amounts represent the impact of legally enforceable master netting arrangements that allow CERC to settle positive and negative positions and also include cash collateral of $52 million posted with the same counterparties.

(2)	Amounts are included in Other assets in the Condensed Consolidated Balance Sheets.

(3)	Natural gas derivatives include no material amounts related to physical forward transactions with Enable.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of December 31, 2017
	(in millions)
Assets
Corporate equities	$3	$—	$—	$—	$3
Investments, including money market funds (2)	11	—	—	—	11
Natural gas derivatives (3)	—	161	57	(64)	154
Hedged portion of natural gas inventory	14	—	—	—	14
Total assets	$28	$161	$57	$(64)	$182
Liabilities
Natural gas derivatives (3)	$—	$96	$11	$(83)	$24
Total liabilities	$—	$96	$11	$(83)	$24

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

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which CERC has utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative assets and liabilities, net
	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$46	$13
Total gains	2	16
Total settlements	(34)	(4)
Transfers into Level 3	—	1
Transfers out of Level 3	(2)	1
Ending balance (1)	$12	$27
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$15

(1)	CERC did not have significant Level 3 sales or purchases during either of the three months ended March 31, 2018 or 2017.

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

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt	$2,882	$3,078	$2,457	$2,708

(8) Unconsolidated Affiliate

CERC Corp. has the ability to significantly influence the operating and financial policies of Enable, a publicly traded MLP, and, accordingly, accounts for its investment in Enable’s common units using the equity method of accounting for in-substance real estate. Upon the adoption of ASU 2014-09 and ASU 2017-05 on January 1, 2018, CERC Corp. evaluated transactions in its investment in Enable that occurred prior to January 1, 2018 (the effective date) and concluded a cumulative effect adjustment to the opening balance of retained earnings was not required. See Note 2 for further discussion.

CERC Corp.’s maximum exposure to loss related to Enable, a VIE in which CERC Corp. is not the primary beneficiary, is limited to its equity investment and its outstanding current accounts receivable from Enable.

Limited Partner Interest and Units Held in Enable:

	March 31, 2018
	Limited Partner Interest	Common Units
CERC Corp.	54.0%	233,856,623
OGE	25.6%	110,982,805
Public unitholders	20.4%	88,232,573
Total units outstanding	100.0%	433,072,001

Generally, sales to any person or entity (including a series of sales to the same person or entity) of more than 5% of the aggregate of the common units CERC Corp. owns in Enable or sales to any person or entity (including a series of sales to the same person or entity) by OGE of more than 5% of the aggregate of the common units it owns in Enable are subject to mutual rights of first offer and first refusal set forth in Enable’s Agreement of Limited Partnership.

Enable is controlled jointly by CERC Corp. and OGE, and each own 50% of the management rights in the general partner of Enable. Sale of CERC Corp.’s or OGE’s ownership interests in Enable’s general partner to a third party is subject to mutual rights of first offer and first refusal, and CERC Corp. is not permitted to dispose of less than all of its interest in Enable’s general partner.

Distributions Received from Enable:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment in Enable common units	$74	$74
As of March 31, 2018, CERC Corp. and OGE also owned 40% and 60%, respectively, of the incentive distribution rights held by the general partner of Enable. Enable is expected to pay a minimum quarterly distribution of $0.2875 per common unit on its outstanding common units to the extent it has sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner and its affiliates, within 60 days after the end of each quarter. If cash distributions to Enable’s unitholders exceed $0.330625 per common unit in any quarter, the general partner will receive increasing percentages or incentive distributions rights, up to 50%, of the cash Enable distributes in excess of that amount. In certain circumstances the general partner of Enable will have the right to reset the minimum quarterly distribution and the target distribution levels at which the incentive distributions receive increasing percentages to higher levels based on Enable’s cash distributions at the time of the exercise of this reset election. To date, no incentive distributions have been made.

Transactions with Enable:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Reimbursement of transition services (1)	$2	$2
Natural gas expenses, including transportation and storage costs	37	33

(1)	Represents amounts billed under the Transition Agreements for certain support services provided to Enable. Actual transition services costs are recorded net of reimbursement.

	March 31, 2018	December 31, 2017
	(in millions)
Accounts receivable for amounts billed for transition services	$1	$1
Accounts payable for natural gas purchases from Enable	11	13

Summarized unaudited consolidated income information for Enable is as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating revenues	$748	$666
Cost of sales, excluding depreciation and amortization	375	308
Operating income	139	140
Net income attributable to Enable	105	111
Reconciliation of Equity in Earnings, net:
CERC Corp.’s interest	$57	$60
Basis difference amortization (1)	12	12
CERC Corp.’s equity in earnings, net	$69	$72

(1)
Equity in earnings of unconsolidated affiliate includes CERC Corp.’s share of Enable’s earnings adjusted for the amortization of the basis difference of CERC Corp.’s original investment in Enable and its underlying equity in Enable’s net assets. The basis difference is amortized over approximately 31 years, the average life of the assets to which the basis difference is attributed.

Summarized unaudited consolidated balance sheet information for Enable is as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Current assets	$413	$416
Non-current assets	11,274	11,177
Current liabilities	1,404	1,279
Non-current liabilities	2,664	2,660
Non-controlling interest	11	12
Preferred equity	362	362
Enable partners’ equity	7,246	7,280
Reconciliation of Investment in Enable:
CERC Corp.’s ownership interest in Enable partners’ equity	$3,913	$3,935
CERC Corp.’s basis difference	(1,446)	(1,463)
CERC Corp.’s equity method investment in Enable	$2,467	$2,472

(9) Goodwill and Other Intangibles

Goodwill by reportable business segment as of both March 31, 2018 and December 31, 2017 is as follows:

	(in millions)
Natural Gas Distribution	$746
Energy Services	110	(1)
Other Operations	11
Total	$867

(1)	Amount presented is net of the accumulated goodwill impairment charge of $252 million recorded in 2012.

The tables below present information on CERC’s other intangible assets recorded in Other non-current assets on the Condensed Consolidated Balance Sheets.

		March 31, 2018			December 31, 2017
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(in years)	(in millions)
Customer relationships	15	$86	$(23)	$63	$86	$(21)	$65
Covenants not to compete	4	4	(2)	2	4	(2)	2
Other	Various	15	(9)	6	15	(8)	7
Total		$105	$(34)	$71	$105	$(31)	$74

	Three Months Ended March 31,
	2018	2017
	(in millions)
Amortization expense of intangible assets	$3	$2

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

The table below summarizes CERC’s money pool activity:

	March 31, 2018	December 31, 2017
	(in millions)
Money pool investments (borrowings) (1)	$—	$(570)
Weighted average interest rate	2.27%	1.90%

(1)	Included in Accounts and notes receivable (payable)–affiliated companies in the Condensed Consolidated Balance Sheets.

Affiliate related net interest income (expense) was not material for either the three months ended March 31, 2018 or 2017.

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

	Three Months Ended March 31,
	2018	2017
	(in millions)
Corporate service charges	$34	$31
Charges from Houston Electric for services provided	5	3
Billings to Houston Electric for services provided	(3)	(2)

CERC paid dividends on its shares of common stock to Utility Holding, LLC as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Dividend to parent	$86	$108

See Note 8 for related party transactions with Enable.

(11) Short-term Borrowings and Long-term Debt

(a)Short-term Borrowings

Inventory Financing. NGD has AMAs associated with its utility distribution service in Arkansas, Louisiana, Mississippi, Oklahoma and Texas. In March 2018, NGD’s third party AMAs in Arkansas, Louisiana and Oklahoma expired, and NGD entered into new AMAs with CES effective April 1, 2018 in these states. The AMAs have varying terms, the longest of which expires in 2021. Pursuant to the provisions of the agreements, NGD sells natural gas and agrees to repurchase an equivalent amount of natural gas during the winter heating seasons at the same cost, plus a financing charge. These transactions are accounted for as an inventory financing and had an associated principal obligation of $-0- and $39 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	Long-term Debt

Debt Issuances. During the three months ended March 31, 2018, CERC Corp. issued the following unsecured senior notes:

Issuance Date	Aggregate Principal Amount	Interest Rate	Maturity Date
	(in millions)
March 2018	$300	3.55%	2023
March 2018	300	4.00%	2028

The proceeds from the issuance of these unsecured senior notes were used for general corporate purposes, including to repay portions of outstanding commercial paper and borrowings under CenterPoint Energy, Inc.’s money pool.

Revolving Credit Facility. CERC Corp. had the following revolving credit facility and utilization of such facility:

	March 31, 2018				December 31, 2017
Size of Facility	Loans	Letters of Credit	Commercial Paper		Loans	Letters of Credit	Commercial Paper
(in millions)
$900	$—	$1	$726	(1)	$—	$1	$898	(1)

(1)	Weighted average interest rate was 2.34% and 1.72% as of March 31, 2018 and December 31, 2017, respectively.

Execution Date	Size of Facility	Draw Rate of LIBOR plus (1)	Financial Covenant Limit on Debt for Borrowed Money to Capital Ratio	Debt for Borrowed Money to Capital Ratio as of March 31, 2018	Termination Date
	(in millions)
March 3, 2016	$900	1.25%	65%	38.7%	March 3, 2022

(1)	Based on current credit ratings.

CERC Corp. was in compliance with all financial debt covenants as of March 31, 2018.

(12) Commitments and Contingencies

(a) Natural Gas Supply Commitments

Natural gas supply commitments include natural gas contracts related to CERC’s Natural Gas Distribution and Energy Services business segments, which have various quantity requirements and durations, that are not classified as non-trading derivative assets and liabilities in CERC’s Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 as these contracts meet an exception as “normal purchases contracts” or do not meet the definition of a derivative. Natural gas supply commitments also include natural gas transportation contracts that do not meet the definition of a derivative. As of March 31, 2018, minimum payment obligations for natural gas supply commitments are approximately:

(in millions)
Remaining nine months of 2018	$289
2019	311
2020	170
2021	81
2022	51
2023 and beyond	125

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

Environmental Matters

MGP Sites. CERC and its predecessors operated MGPs in the past. With respect to certain Minnesota MGP sites, CERC has completed state-ordered remediation and continues state-ordered monitoring and water treatment. As of March 31, 2018, CERC had a recorded liability of $7 million for continued monitoring and any future remediation required by regulators in Minnesota. The estimated range of possible remediation costs for the sites for which CERC believes it may have responsibility was $5 million to $30 million based on remediation continuing for 30 to 50 years. The cost estimates are based on studies of a site or industry average costs for remediation of sites of similar size. The actual remediation costs will depend on the number of sites to be remediated, the participation of other PRPs, if any, and the remediation methods used.

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

(13) Income Taxes

The effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 38% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

CERC reported no uncertain tax liability as of March 31, 2018 and expects no significant changes to the uncertain tax liability over the next twelve months. Tax years through 2015 have been audited and settled with the IRS. For the 2016 through 2018 tax years, CenterPoint Energy is a participant in the IRS’s Compliance Assurance Process.

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

Financial data for business segments is as follows:

	For the Three Months Ended March 31, 2018
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss)	Total Assets as of March 31, 2018
	(in millions)
Natural Gas Distribution	$1,143	$10	$156	$6,438
Energy Services	1,257	28	(26)	1,329
Midstream Investments (1)	—	—	—	2,467
Other Operations	—	—	1	81
Reconciling Eliminations	—	(38)	—	(460)
Consolidated	$2,400	$—	$131	$9,855

	For the Three Months Ended March 31, 2017
	Revenues from External Customers	Inter-segment Revenues	Operating Income (Loss) (2)	Total Assets as of December 31, 2017
	(in millions)
Natural Gas Distribution	$907	$9	$168	$6,608
Energy Services	1,185	11	35	1,521
Midstream Investments (1)	—	—	—	2,472
Other Operations	1	—	(4)	70
Reconciling Eliminations	—	(20)	—	(559)
Consolidated	$2,093	$—	$199	$10,112

(1)	Midstream Investments’ equity earnings, net are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Enable	$69	$72

(2)	Amounts for 2017 have been restated to reflect the adoption of ASU 2017-07.

(15) Supplemental Disclosure of Cash Flow Information

The table below provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Payments:
Interest, net of capitalized interest	$39	$29
Non-cash transactions:
Accounts payable related to capital expenditures	$39	$28

(16) Subsequent Events

On May 1, 2018, Enable declared a quarterly cash distribution of $0.318 per unit on all of its outstanding common units for the quarter ended March 31, 2018. Accordingly, CERC Corp. expects to receive a cash distribution of approximately $74 million from Enable in the second quarter of 2018 to be made with respect to CERC Corp.’s investment in common units of Enable for the first quarter of 2018.

Item 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our 2017 Form 10-K.

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our revenue and expense items between the three months ended March 31, 2018 and the three months ended March 31, 2017. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2017 Form 10-K.

RECENT EVENTS

Regulatory Proceedings. For details related to our pending and completed regulatory proceedings and orders related to the TCJA to date in 2018, see “—Liquidity and Capital Resources —Regulatory Matters” below.

Debt Issuances. In March 2018, we issued $600 million aggregate principal amount of unsecured senior notes. For more information about our 2018 debt issuances, see Note 11 to our Interim Condensed Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities as well as natural gas basis differentials. Our results of operations are also affected by, among other things, the actions of various federal, state and local governmental authorities having jurisdiction over rates we charge, competition in our various business operations, the effectiveness of our risk management activities, debt service costs and income tax expense. For more information regarding factors that may affect the future results of operations for our business, please read “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues	$2,400	$2,093
Expenses:
Natural gas	1,910	1,579
Operation and maintenance	238	215
Depreciation and amortization	73	66
Taxes other than income taxes	48	34
Total	2,269	1,894
Operating Income	131	199
Interest and other finance charges	(29)	(29)
Equity in earnings of unconsolidated affiliate, net	69	72
Other expense, net	(4)	(5)
Income Before Income Taxes	167	237
Income tax expense	37	90
Net Income	$130	$147

Three months ended March 31, 2018 compared to three months ended March 31, 2017

We reported net income of $130 million for the three months ended March 31, 2018 compared to net income of $147 million for the three months ended March 31, 2017.

The decrease in net income of $17 million was primarily due to the following key factors:

•	a $68 million decrease in operating income, discussed below by segment; and

•	a $3 million decrease in equity earnings from our investment in Enable, discussed further in Note 8 to our Interim Condensed Financial Statements.

These decreases were partially offset by a $53 million decrease in income tax expense due to lower net income and a reduction in the corporate income tax rate resulting from the TCJA.

Income Tax Expense

Our effective tax rate reported for the three months ended March 31, 2018 was 22% compared to 38% for the same period in 2017. The lower effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 as prescribed by the TCJA.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

The following table presents operating income (loss) for each of our business segments. Included in revenues are intersegment sales.  We account for intersegment sales as if the sales were to third parties at current market prices.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Natural Gas Distribution	$156	$168
Energy Services	(26)	35
Other Operations	1	(4)
Total Consolidated Operating Income	$131	$199

Natural Gas Distribution

For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.The following table provides summary data of our Natural Gas Distribution business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues	$1,153	$916
Expenses:
Natural gas	667	461
Operation and maintenance	213	189
Depreciation and amortization	68	63
Taxes other than income taxes	49	35
Total expenses	997	748
Operating Income	$156	$168
Throughput (in Bcf):
Residential	87	62
Commercial and industrial	94	82
Total Throughput	181	144
Number of customers at end of period:
Residential	3,220,262	3,190,678
Commercial and industrial	257,806	255,869
Total	3,478,068	3,446,547

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our Natural Gas Distribution business segment reported operating income of $156 million for the three months ended March 31, 2018 compared to $168 million for the three months ended March 31, 2017.

Operating income decreased $12 million as a result of the following key factors:

•	higher operation and maintenance expenses of $16 million, primarily due to higher labor and benefits, contract services and support services expense;

•
lower revenue of $15 million associated with the recording of a regulatory liability and a corresponding decrease to revenue in certain jurisdictions of $7 million reflecting the difference in revenues collected under existing customer rates and the revenues that would have been collected had existing rates been set using the lower corporate tax rate from the TCJA and lower rate filings in Minnesota of $8 million associated with the lower corporate tax rate as a result of the TCJA;

•	higher other taxes of $10 million, primarily due to the Minnesota property tax refund of $9 million in 2017; and

•	increased depreciation and amortization expense of $5 million, primarily due to ongoing additions to plant-in-service.

These decreases were partially offset by the following:

•
rate increases, exclusive of the TCJA impact discussed above, of $22 million, primarily from Texas rate filings of $11 million, Minnesota interim rates of $5 million and the Arkansas FRP filing of $4 million;

•	a $5 million increase in usage due to colder weather; and

•	a $3 million increase associated with customer growth from the addition of over 31,000 new customers.

Increased operation and maintenance expenses related to energy efficiency programs of $8 million and increased gross receipts taxes of $4 million were offset by corresponding increases in the related revenues.

Energy Services

For information regarding factors that may affect the future results of operations of our Energy Services business segment, please read “Risk Factors — Risk Factors Associated with Our Consolidated Financial Condition,” “— Risk Factors Affecting Our Natural Gas Distribution and Energy Services Businesses” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides summary data of our Energy Services business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions, except throughput and customer data)
Revenues	$1,285	$1,196
Expenses:
Natural gas	1,281	1,137
Operation and maintenance	25	21
Depreciation and amortization	5	3
Total expenses	1,311	1,161
Operating Income (Loss)	$(26)	$35

Timing impacts related to mark-to-market gain (loss) (1)	$(80)	$15
Throughput (in Bcf)	375	319
Approximate number of customers at end of period (2)	30,000	31,000

(1)	Includes the change in unrealized mark-to-market value and the impact from derivative assets and liabilities acquired through the purchase of Continuum and AEM.

(2)
Does not include approximately 71,000 and 59,000 natural gas customers as of March 31, 2018 and 2017, respectively, that are under residential and small commercial choice programs invoiced by their host utility.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Our Energy Services business segment reported an operating loss of $26 million for the three months ended March 31, 2018 compared to operating income of $35 million for the three months ended March 31, 2017.

Operating income decreased $61 million as a result of the following key factors:

•	a $95 million decrease from mark-to-market accounting for derivatives associated with certain natural gas purchases and sales used to lock in economic margins;

•
a $4 million increase in operation and maintenance expense, primarily due to higher contracts and services expense related to pipeline integrity testing, higher bad debt expense and higher support services expense; and

•	a $2 million increase in depreciation and amortization, primarily due to the amortization of AEM acquired intangibles.

These decreases in operating income were partially offset by a $40 million increase in margin due to incremental volumes from customers and improved margin rates, resulting from realized commercial opportunities attributable to the Continuum and AEM acquisitions and colder than normal weather in several regions of the United States.

Midstream Investments

For information regarding factors that may affect the future results of operations of our Midstream Investments business segment, please read “Risk Factors — Risk Factors Affecting Our Interests in Enable Midstream Partners, LP” and “— Other Risk Factors Affecting Our Businesses or Our Interests in Enable Midstream Partners, LP” in Item 1A of Part I of our 2017 Form 10-K.

The following table provides pre-tax equity income of our Midstream Investments business segment:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Equity earnings from Enable, net	$69	$72
CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2017 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs and various regulatory actions. Our capital expenditures are expected to be used for investment in infrastructure for our natural gas distribution operations. These capital expenditures are anticipated to maintain reliability and safety as well as expand our systems through value-added projects. Our principal anticipated cash requirements for the remaining nine months of 2018 include approximately $556 million of capital expenditures.

We expect that anticipated cash needs for the remaining nine months of 2018 will be met with borrowings under our credit facility, proceeds from commercial paper, proceeds from the issuance of long-term debt, anticipated cash flows from operations and distributions from Enable. In addition, if we decide to sell all or a portion of the Enable common units that we own in the public equity markets or otherwise in 2018 (reducing the amount of future distributions we receive from Enable to the extent of any such sales), any net proceeds we receive from such sales could provide a source for our remaining 2018 cash needs. Discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets, funds raised in the commercial paper markets, additional credit facilities and any sales of our Enable common units may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements

Other than operating leases, we have no off-balance sheet arrangements.

Regulatory Matters

Rate Change Applications

We are routinely involved in rate change applications before state regulatory authorities.  Those applications include general rate cases, where the entire cost of service of the utility is assessed and reset. We are periodically involved in proceedings to adjust our capital tracking mechanisms in Texas (GRIP), our cost of service adjustments in Arkansas, Louisiana, Mississippi and Oklahoma (FRP, RSP, RRA and PBRC, respectively), our decoupling mechanism in Minnesota, and our energy efficiency cost trackers in Arkansas, Minnesota, Mississippi and Oklahoma (EECR, CIP, EECR and EECR, respectively). The table below reflects significant applications pending or completed since our 2017 Form 10-K was filed with the SEC.

Mechanism	Annual Increase (1) (in millions)	Filing Date	Effective Date	Approval Date	Additional Information
South Texas (Railroad Commission)
Rate Case	$0.5	November 2017	TBD	TBD
Unanimous settlement agreement filed with the Railroad Commission in April 2018 that recommends a $3 million annual decrease in current revenues, reflecting approximately $2 million decrease in the federal income tax rate and amortization of certain EDIT balances and establishing a 9.8% ROE for future GRIP filings for the South Texas jurisdiction.

Beaumont/East Texas and Texas Gulf (Railroad Commission)
GRIP	14.0	March 2018	July 2018	TBD	Based on net change in invested capital of $72.0 million and reflects approximately $1.1 million decrease in the federal income tax rate.
Arkansas (APSC)
FRP	7.8	April 2018	October 2018	TBD	Based on ROE of 9.5% as approved in the last rate case and reflects approximately $11.2 million decrease in the federal income tax rate and amortization of EDIT balances.
Minnesota (MPUC)
Rate Case	56.5	August 2017	TBD	TBD
Reflects a proposed 10.0% ROE on a 52.18% equity ratio. Includes a proposal to extend decoupling beyond current expiration date of June 2018. Interim rates reflecting an annual increase of $47.8 million were effective October 1, 2017. A unanimous settlement agreement was filed in March 2018, which is subject to MPUC approval. The settlement agreement increases base rates by $3.9 million, makes decoupling a permanent part of the tariff, incorporates the impact of the decrease in the federal income tax rate and amortization of EDIT balances (approximately $20 million) and establishes or continues tracker recovery mechanisms that account for approximately $13.3 million in the initial filing.

Mississippi (MPSC)
RRA	4.0	May 2018	July 2018	TBD	Authorized ROE of 9.144% and a capital structure of 50% debt and 50% equity. Reflects approximately $1.7 million decrease in the federal income tax rate.
Oklahoma (OCC)
PBRC	5.6	March 2018	TBD	TBD	Based on ROE of 10% and reflects approximately $1.2 million decrease in the federal income tax rate and amortization of certain EDIT balances.

(1)	Represents proposed increases when effective date and/or approval date is not yet determined. Approved rates could differ materially from proposed rates.

Tax Reform

For NGD, federal income tax expense is included in the rates approved by state commissions and local municipalities and charged by those utilities to consumers. As NGD files general rate cases and other periodic rate adjustments, the impacts of the TCJA (including the lower tax rate and the calculation and amortization of EDIT), along with other increases and decreases in NGD’s revenue requirements, will be incorporated into NGD’s future rates as allowed by IRS rules. The effect of any potential return of tax savings resulting from the TCJA to consumers may differ depending on how each regulatory body requires us to return such savings. Regulatory commissions across most of NGD’s jurisdictions have issued accounting orders to track or record a regulatory liability for (1) the difference between revenues collected under existing rates and revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates and (2) the balance of EDIT that now exists because of the reduction in federal income tax rates.

FERC Revised Policy Statement and NOPR

On March 15, 2018, the FERC addressed treatment of federal income tax allowances in FERC-regulated pipeline rates. The FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as MLPs to recover an income tax allowance in their cost-of-service rates. The FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC. Requests for rehearing or clarification of the Revised Policy Statement are pending, and the FERC may change its decision in response to these requests. Accordingly, the impacts that such changes may have on the rates Enable can charge for transportation services are unknown at this time.

On March 15, 2018, the FERC also proposed, in a NOPR, the method by which it would apply the Revised Policy Statement to FERC-jurisdictional natural gas pipeline rates, as well as account for the corporate income tax rate reduction in the TCJA. The NOPR, if finalized as proposed, would require all FERC-regulated natural gas pipelines that have cost-based rates to make a filing providing certain cost and revenue information and then either propose to reduce or support current cost-based rates, or take no further action. Comments on the NOPR were due April 25, 2018. At this time, we cannot predict the outcome of the NOPR proceeding, but adoption of the regulation in its proposed form could adversely impact the rates Enable is permitted to charge its customers.

Other Matters

Credit Facility

Our revolving credit facility may be drawn on from time to time to provide funds used for general corporate purposes, including to backstop our commercial paper program. The facility may also be utilized to obtain letters of credit. For further details related to our revolving credit facility, please see Note 11 to our Interim Condensed Financial Statements.

As of April 24, 2018, we had the following revolving credit facility and utilization of such facility:

Execution Date	Size of Facility	Amount Utilized		Termination Date
(in millions)
March 3, 2016	$900	$430	(1)	March 3, 2022
(1) Represents outstanding commercial paper of $429 million and outstanding letters of credit of $1 million.
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

Debt Financing Transactions

In March 2018, we issued $600 million aggregate principal amount of unsecured senior notes. For further information about our 2018 debt issuances, see Note 11 to our Interim Condensed Financial Statements.

Securities Registered with the SEC

On January 31, 2017, we filed a shelf registration statement with the SEC registering an indeterminate principal amount of our senior debt securities. The shelf registration statement will expire on January 31, 2020.

Temporary Investments

As of April 24, 2018, we had no temporary external investments.

Money Pool

We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. As of April 24, 2018, we had no borrowings from or investments in the money pool.  The money pool may not provide sufficient funds to meet our cash needs.

Impact on Liquidity of a Downgrade in Credit Ratings

The interest on borrowings under our credit facility is based on our credit rating. On April 24, 2018, as a result of CenterPoint Energy’s announcement of the proposed merger with Vectren, S&P placed its long-term ratings on our unsecured senior debt on CreditWatch with negative implications and affirmed its rating.

As of April 24, 2018, Moody’s, S&P and Fitch had assigned the following credit ratings to our senior unsecured debt:

Moody’s		S&P		Fitch
Rating	Outlook (1)	Rating	CreditWatch (2)	Rating	Outlook (3)
Baa2	Stable	A-	Negative	BBB	Positive

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P CreditWatch assesses the potential direction of a short-term or long-term credit rating.

(3)	A Fitch rating outlook indicates the direction a rating is likely to move over a one- to two-year period.

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

A decline in credit ratings could increase borrowing costs under our revolving credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed as of March 31, 2018, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions and to access the commercial paper market. Additionally, a decline in credit ratings could increase cash collateral requirements and reduce earnings of our Natural Gas Distribution and Energy Services business segments.

CES, our wholly-owned subsidiary operating in our Energy Services business segment, provides natural gas sales and services primarily to commercial and industrial customers and electric and natural gas utilities throughout the United States. To economically hedge its exposure to natural gas prices, CES uses derivatives with provisions standard for the industry, including those pertaining to credit thresholds. Typically, the credit threshold negotiated with each counterparty defines the amount of unsecured credit that such counterparty will extend to CES. To the extent that the credit exposure that a counterparty has to CES at a particular time does not exceed that credit threshold, CES is not obligated to provide collateral. Mark-to-market exposure in excess of the credit threshold is routinely collateralized by CES. Similarly, mark-to-market exposure offsetting and exceeding the credit threshold may cause the counterparty to provide collateral to CES. As of March 31, 2018, the amount posted by CES as collateral aggregated approximately $69 million. Should the credit ratings of CERC Corp. (as the credit support provider for CES) fall below certain levels, CES would be required to provide additional collateral up to the amount of its previously unsecured credit limit. We estimate that as of March 31, 2018, unsecured credit limits extended to CES by counterparties aggregated $348 million, and $1 million of such amount was utilized.

Pipeline tariffs and contracts typically provide that if the credit ratings of a shipper or the shipper’s guarantor drop below a threshold level, which is generally investment grade ratings from both Moody’s and S&P, cash or other collateral may be demanded from the shipper in an amount equal to the sum of three months’ charges for pipeline services plus the unrecouped cost of any lateral built for such shipper. If the credit ratings of CERC Corp. decline below the applicable threshold levels, CERC Corp. might need to provide cash or other collateral of as much as $193 million as of March 31, 2018. The amount of collateral will depend on seasonal variations in transportation levels.

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

In February 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for our investment in Enable, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code. CenterPoint Energy has decided that it will not pursue a spin option at this time. In the fourth quarter of 2017, CenterPoint Energy announced that late-stage discussions with a third party regarding a transaction involving our investment in Enable had terminated because an agreement on mutually acceptable terms could not be reached. We may reduce our ownership in Enable over time through sales in the public equity markets, or otherwise, of the Enable common units we hold, subject to market conditions. Although a transaction for all our interests in Enable is not viable at this time, we may pursue such a transaction if it is viable in the future. There can be no assurances that we will engage in any specific action or that any sale transaction or any sale of Enable common units in the public equity markets or otherwise will be completed, and we do not intend to disclose further developments unless and until CenterPoint Energy’s Board of Directors approves a specific transaction or as otherwise required by applicable law or NYSE regulations. Any sale transaction or sale of common units in the public equity markets or otherwise may involve significant costs and expenses, including, in connection with any public offering, a significant underwriting discount. We may not realize any or all of the anticipated strategic, financial, operational or other benefits from any completed sale or reduction in our investment in Enable.

Enable Midstream Partners

We receive quarterly cash distributions from Enable on its common units we own. A reduction in the cash distributions we receive from Enable could significantly impact our liquidity. For additional information about cash distributions from Enable, see Notes 8 and 16 to our Interim Condensed Financial Statements.

Hedging of Interest Expense for Future Debt Issuances

During March 2018, we entered into forward interest rate agreements to hedge, in part, volatility in the U.S. treasury rates by reducing variability in cash flows related to interest payments. For further information, see Note 6(a) to our Interim Condensed Financial Statements.

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

•	slower customer payments and increased write-offs of receivables due to higher gas prices or changing economic conditions;

•	the outcome of litigation brought by or against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a description of certain legal and regulatory proceedings affecting us, please read Note 12(b) to our Interim Condensed Financial Statements, which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2017 Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2017 Form 10-K.

Item 5.  OTHER INFORMATION

Ratio of Earnings to Fixed Charges. The ratio of earnings to fixed charges for the three months ended March 31, 2018 and 2017 was 6.73 and 8.68, respectively. We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the 12-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the SEC.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1.1	Certificate of Incorporation of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(1)
3.1.2	Certificate of Merger merging former NorAm Energy Corp. with and into HI Merger, Inc. dated August 6, 1997	Form 10-K for the year ended December 31, 1997	1-13265	3(a)(2)
3.1.3	Certificate of Amendment changing the name to Reliant Energy Resources Corp.	Form 10-K for the year ended December 31, 1998	1-13265	3(a)(3)
3.1.4	Certificate of Amendment changing the name to CenterPoint Energy Resources Corp.	Form 10-Q for the quarter ended June 30, 2003	1-13265	3(a)(4)
3.2	Bylaws of RERC Corp.	Form 10-K for the year ended December 31, 1997	1-13265	3(b)
4.1	$600,000,000 Credit Agreement, dated as of March 3, 2016, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated March 3, 2016	1-13265	4.3
4.2	First Amendment to Credit Agreement, dated as of June 16, 2017, among CERC Corp., as Borrower, and the banks named therein	Form 8-K dated June 16, 2017	1-13265	4.3
4.3	Indenture, dated as of February 1, 1998, between Reliant Energy Resources Corp. and Chase Bank of Texas, National Association, as Trustee	Form 8-K dated February 5, 1998	1-13265	4.1
+4.4	Supplemental Indenture No. 17 to Exhibit 4.3, dated as of March 28, 2018, providing for the issuance of CERC Corp.’s 3.55% Senior Notes due 2023 and 4.00% Senior Notes due 2028
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott M. Prochazka
+31.2	Rule 13a-14(a)/15d-14(a) Certification of William D. Rogers
+32.1	Section 1350 Certification of Scott M. Prochazka
+32.2	Section 1350 Certification of William D. Rogers
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY RESOURCES CORP.

By:	/s/ Kristie L. Colvin
Kristie L. Colvin
Senior Vice President and Chief Accounting Officer

Date: May 4, 2018